Form 10-Q
period 1995-03-31
PORTA SYSTEMS CORP
filed 1995-05-15
CIK 79564

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from..................to.....................

Commission file number 1-8191



                              PORTA SYSTEMS CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                                         11-2203988
(State or other jurisdiction of                         (I.R.S. Employer
 incoporation or organization)                          Identification No.)

                   575 Underhill Boulevard, Syosset, New York
                    (Address of principal executive offices)

                                      11791
                                    (Zip Code)

                                  516-364-9300
              (Registrant's telephone number, including area code)



Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
            ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                      7,307,106 shares as of May 10, 1995



                               Page 1 of 35 pages

                                Index on page 13

Part I
Financial Information
Porta Systems Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

                                                                                                    March 31,           December 31,
                                                                                                      1995                  1994
                                                                                                   (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                                                              $  2,048              $  2,332
  Accounts receivable - trade, net                                                                    16,280                13,964
  Inventories                                                                                         20,471                20,146
  Prepaid expenses                                                                                     1,793                 1,020
                                                                                                    --------              --------
    Total current assets                                                                              40,592                37,462
                                                                                                    --------              --------
Property, plant and equipment, at cost                                                                32,528                32,187
  Less accumulated depreciation and amortization                                                     (21,792)              (21,048)
                                                                                                    --------              --------
    Total                                                                                             10,736                11,139
                                                                                                    --------              --------
Other assets:
  Amounts receivable from sale of discontinued operations                                              4,500                 4,500
  Deferred computer software                                                                           5,923                 6,257
  Goodwill -- net of accumulated amortization                                                         18,968                19,032
  Other assets                                                                                         7,728                 6,573
                                                                                                    --------              --------
                                                                                                      37,119                36,362
                                                                                                    --------              --------
    Total assets                                                                                    $ 88,447              $ 84,963
                                                                                                    ========              ========
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                                                        1,689                 1,253
  Current maturities of long-term debt                                                                   150                   152
  Accounts payable                                                                                    10,319                 9,690
  Accrued expenses                                                                                    13,836                12,168
  Income taxes payable                                                                                   385                   478
                                                                                                    --------              --------
    Total current liabilities                                                                         26,379                23,741
                                                                                                    --------              --------
Long-term liabilities:
  6% Convertible subordinated debentures due July 1, 2002                                             31,743                35,073
  Long-term debt, net of current maturities                                                           26,550                21,000
  Other long-term liabilities                                                                          2,882                 2,967
  Minority interest                                                                                      602                   657
                                                                                                    --------              --------
    Total long-term liabilities                                                                     $ 61,777              $ 59,697
                                                                                                    --------              --------
Stockholders' equity:
  Preferred stock, no par value; authorized
     1,000,000 shares of which 100,000 shares
     are designated as Series A; none issued                                                            --                    --

  Common stock, par value $.01;  authorized
     20,000,000 shares, issued 7,307,106 shares
     in 1995 and 7,082,889 in 1994                                                                        75                    75
  Additional paid-in capital                                                                          33,248                32,888
  Foreign currency translation  adjustment                                                            (3,765)               (4,031)
  Accumulated deficit                                                                                (26,893)              (25,033)
                                                                                                    --------              --------
                                                                                                       2,665                 3,899
  Less shares held in treasury, at cost,  154,700 shares
     in 1995 and 1994                                                                                 (1,938)               (1,938)
  Receivable for employee stock purchases                                                               (436)                 (436)
                                                                                                    --------              --------
    Total stockholders' deficit                                                                          291                 1,525
                                                                                                    --------              --------
Total liabilities and stockholders' equity                                                          $ 88,447              $ 84,963
                                                                                                    ========              ========


See accompanying notes to condensed consolidated financial statements.

Porta Systems Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands except per share data)
(Unaudited)
                                                           Three Months Ended
                                                          March 31,    March 31,
                                                            1995         1994
- --------------------------------------------------------------------------------
Sales                                                     $15,943      $18,334
Cost of sales                                              11,142       11,576
                                                           ------       ------
  Gross profit                                              4,801        6,758
Selling, general and administrative expenses                5,015        4,691
Research and development expenses                           1,273          988
                                                           ------       ------
    Total expenses                                          6,288        5,679
                                                           ------       ------
    Operating income (loss)                                (1,487)       1,079
Interest expense                                           (1,926)      (1,162)
Interest income                                                22           58
Other                                                        (385)          29
                                                           ------       ------
Income (loss) from continuing operations
  before income taxes and minority interest                (3,776)           4
Income tax benefit (expense)                                  (10)         (20)
Minority interest                                              55         (174)
                                                           ------       ------
Net loss before extraordinary item                         (3,731)        (190)
                                                           ======       ======
Extraordinary Item:
  Gain on early extinguishment of debt                      1,871         --
                                                           ------       ------
Net loss                                                  $(1,860)     $  (190)
                                                           ======       ======
Net loss per share:
  Loss before extraordinary item                          $ (0.52)     $ (0.03)
  Extraordinary item                                      $  0.26
                                                           ------       ------
Net loss per share                                        $ (0.26)     $ (0.03)
                                                           ======       ======
Weighted average shares outstanding (in thousands)          7,152        6,927
                                                           ======       ======


See accompanying notes to condensed consolidated financial statements.

Porta Systems Corp. and Subsidiaries
Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)                                                 Three Months Ended
                                                           March 31,   March 31,
                                                              1995       1994
- --------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                               $(1,860)    $  (190)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
  Gain on early extinguishment of debt                      (1,871)
    Depreciation and amortization                            1,339       1,022
    Accretion of convertible subordinated debentures           110         110
    Minority interest                                          (55)        192
                                                            ------      ------
      Total                                                 (2,337)      1,134
Changes in assets and liabilities:
  Accounts receivable                                       (2,316)       (426)
  Inventories                                                 (325)       (112)
  Prepaid expenses                                            (773)       (529)
  Deferred computer software                                  (197)       (480)
  Intangible and other assets                                  (12)       (191)
  Accounts payable                                             629       1,749
  Accrued expenses                                           1,816         191
  Other liabilities                                           (178)       (360)
                                                            ------      ------
      Net cash provided by (used in) operating activities   (3,693)        976
                                                            ------      ------
Cash flows from investing activities:
  Capital additions, net of minor disposals                   (341)       (425)
                                                            ------      ------
      Net cash used in investing activities                   (341)       (425)
                                                            ------      ------
Cash flows from financing activities:
  Proceeds from additional long-term debt                    5,550        --
  Repayments of long-term debt                              (2,502)        500
  Proceeds from issuance of common stock                         0           8
  Repayments of notes payable/short term loans                 436         464
                                                            ------      ------
      Net cash provided by financing activities              3,484         972
                                                            ------      ------
Effect of exchange rates on cash                               266        (378)
Increase(decrease) in cash and cash equivalents               (284)      1,145
Cash and equivalents -- beginning of year                    2,332       1,727
                                                            ------      ------
Cash and equivalents -- end of period                      $ 2,048     $ 2,872
                                                           =======     =======
Supplemental cash flow disclosure:
  Cash paid for interest expense                           $   663     $   489
                                                           =======     =======
  Cash paid for income taxes                               $    22     $    34
                                                           =======     =======

See accompanying notes to condensed consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:  Management's Responsibility For Interim
         Financial Statements Including All
         Adjustments Necessary For Fair Presentation

     Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of the results for the interim period presented. Results for the first three months of 1995 are not necessarily indicative of results for the year.

Note 2:  Discontinued Operations

     In January 1991, the Company purchased all of the outstanding stock of North Hills Electronics, Inc. ("North Hills") in a statutory merger. While owned by the Company, North Hills was primarily engaged in the manufacture of data communications connecting equipment. As part of its on-going program of re-focusing on its core businesses, the Company agreed on March 19, 1993 to sell the NetCom business conducted through its North Hills Electronics, Inc. and North Hills Israel Ltd. subsidiaries and closed such sale on May 11, 1993. The agreement of sale provided for the Company to receive consideration of $9,300,000 (of which $3,000,000 was paid in the form of promissory notes) subject to adjustments the Company disclosed could be material. Such adjustments were to be based on the completion of certain audits of the businesses sold, which have not been completed, and certain other factors. In an effort to resolve all issues relating to the sale, the parties have held discussions, and, based on such discussions to date, the Company expects adjustments of approximately $2,000,000 although there can be no assurance that adjustments greater than now anticipated will not ultimately result. Accordingly, an additional provision of $2,052,000 was made in 1993. However, because the purchaser's indirect parent, which is the maker of the promissory notes and the guarantor of the obligations of the purchaser under the agreement of sale, has entered into receivership proceedings in Israel and the $1,200,000 note due November 11, 1994 was not paid on that date, the Company has not been able to arrive at a resolution of issues relating to the sale. While the Company has conducted discussions with the temporary and permanent receivers of the purchaser's indirect parent in Israel with a view to resolving all issues, including the establishment of adjustments under the agreement of sale and the Company's receipt of amounts due to it, it is not possible for the Company to estimate at this time the length of any delay or the extent to which the realization of additional amounts due the Company will be diminished. There can be no assurance that adjustments under the agreement substantially greater than now anticipated will not ultimately result. The Company intends to exercise all rights available to it with respect to realizing amounts owed to it under the agreement of sale.

     To date, the Company has received approximately $3,750,000 in cash or cash equivalents as a result of this disposition.

Note 3:  Inventories

     Inventories at March 31, 1995 have been computed using a standard cost system. Inventories at December 31, 1994 resulted from a physical inventory conducted on that date. The composition of inventories at the end of the respective periods is as follows:

                                             March 31, 1995    December 31, 1994
                                             --------------    -----------------
                                                       (in thousands)

Parts and Components                            $14,294             $11,838
Work in Process                                   1,822               1,854
Finished Goods                                    4,355               6,454
                                                -------             -------
                                                $20,471             $20,146
                                                -------             -------

Note 4:  Long Term Contracts

     Accounts receivable include approximately $1,448,868 at March 31, 1995 in excess costs and related profits over amounts billed relating to long-term contracts under which the Company provides specialized products to major international customers. Substantially all such amounts will be billed during the remainder of 1995.

Note 5:  Long-Term Debt

     At March 31, 1995, the Company's long-term debt primarily consisted of senior debt under its new credit facility in the amount of $26,550,000.

     On November 28, 1994, and as amended on February 13, 1995, the Company consummated a financing arrangement with a senior lender whereby the senior lender will provide the Company advances under a revolving line of credit up to the lesser of $10 million or a borrowing base equal to 80% of eligible accounts receivable and 50% of eligible inventory, less the amount of letters of credit and letter of credit guarantees outstanding, and a $13,502,188 term loan. If the Company sells its Glen Cove real property, the first $1 million of proceeds must be used to reduce the term loan. In addition, on February 13, 1995 the senior lender provided the Company with an advance under the net worth enhancement
(NWE) line of credit of $3 million. The senior lender agreed to issue standby letters of credit or guarantees of payment in an amount not to exceed the lesser of $8 million or the borrowing base less the amount outstanding on the revolving line of credit. If the senior lender must make an advance under a letter of credit or letter of credit guarantee, such amount will be deemed outstanding under the revolving line of credit. The credit facility is secured by substantially all of the

Company's assets and has a term of two years with no interim principal repayments and may be extended for a third year at the Company's option by paying the senior lender an extention fee of 2% of the then outstanding term loan balance plus the maximum amounts of the revolving and NWE lines. All obligations except undrawn letters of credit, letter of credit guarantees and the deferred fee notes will bear interest at 12%, except that to the extent the agreement is extended for the third year, interest will then be at the higher of 12% or the reference rate (highest prime rate of specific banks) plus 4%. The Company will incur a fee of 2% on the average balance of undrawn letters of credit and letter of credit guarantees outstanding.

Note 6:  Legal Matters

     Since April 1, 1993, plaintiffs have filed seven complaints alleging class actions in the U.S. District Court for the Eastern District of New York against the Company and several of its directors who are also officers of the Company alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek, among other things, unspecified money damages. The Company intends to vigorously defend these suits; however management cannot presently determine what, if any, damages may be sustained as a result of these actions. No reserves for any such losses have been recorded.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                       1995         1994
                                       ----         ----
Sales                                   100%         100%
  Cost of sales                          69%          63%
Gross profit                             31%          37%
Selling, general and
 administrative expenses                 32%          26%
Research and development expenses         8%           5%
  Operating income (loss)                (9%)          6%
Interest expense -- net                 (12%)         (6%)
Other                                    (2%)          -
Income tax benefit (expense)              -            -
Minority interest                         -           (1%)
Extraordinary item                       11%           -
Net loss                                (12%)         (1%)
                                        -----         ----

     The Company's sales from continuing operations by product line for the periods ended March 31, 1995 and 1994 are as follows:

                                     Three Months Ended
                                          March 31,
                                     --------------------
                                     1995            1994
                                     ----            ----

Line connection/protection
  equipment                      $ 9,017  57%     $11,252   62%
OSS equipment                    $ 5,473  34%     $ 4,619   25%
Other                            $ 1,453   9%     $ 2,463   13%
                                 ------- ---      -------  ---
                                 $15,943 100%     $18,334  100%


Financial Condition

     The Company's previous credit agreement with its banks, which was in place until November 28, 1995, provided for periodic mandatory and permanent reductions in borrowing availability throughout its duration. These reductions in borrowing availability during 1994 caused a need for additional working capital and resulted in a number of operational problems, including parts shortages and shipment delays, which continued during the first quarter of 1995. Although the Company began a restructuring of certain of its operational activities during the first quarter of 1995 designed to result in significant improvements in operational efficiency, the anticipated effects of this restructuring are not expected to be fully reflected in the Company's results of operations until subsequent quarters, although such effects did have a partial impact on the results of operations for the three months ended March 31, 1995.

     The Company replaced its credit agreement with its banks by agreeing as of November 28, 1994 with a new institutional lender to provide a two year (with an additional third year at the option of the Company) credit facility (the "New Credit Agreement") which provides for no interim principal repayments and for borrowings bearing interest at 12% per annum as well as the payment of certain additional fees over the term of the New Credit Agreement. As originally executed, the New Credit Agreement provided for a $11,000,000 term loan, a revolving credit facility of up to $10,000,000 (subject to the application of a defined borrowing base dependent upon the level of certain of the Company's receivables and inventory from time to time) and an additional $10,000,000 of availability for letters of credit and certain other uses, and is secured by substantially all of the Company's assets. The various fees the Company has paid or agreed to pay in connection with its securing of the New Credit Agreement have adversely and materially impacted its results of operations during the quarter ended March 31, 1995 and will continue to do so for the remainder of 1995. In addition, such fees will have an impact on the Company's liquidity during the latter portion of 1995.

     The Company and its new senior lender agreed to modify the New Credit Agreement as of February 13, 1995 to provide for $3,000,000 additional borrowing availability (which the Company drew on to meet its immediate working capital needs). In connection with this modification, the Company and its new senior lender agreed to apply the existing borrowing base under the New Credit Agreement against all outstanding amounts up to the $10,000,000 limit of the revolving credit facility and outstanding letters of credit (which, as revised, may not aggregate more than $8,000,000 at any one time), and to provide for a $13,500,000 term loan. In connection with such modification, the Company repurchased from its lender and retired $3,900,000 principal amount of its 6% Subordinated Debentures for approximately $2,500,000, including interest, which cash amount was paid by an increase in the term loan, and the Company agreed to reprice the per share exercise price of warrants to purchase shares of the Company's Common Stock granted to the new senior lender to $3.58 per share. At March 31, 1995, the Company was in compliance with the financial covenants contained in its New Credit Agreement.

     At March 31, 1995 and May 10, 1995, the Company had borrowed $26,500,000 under its New Credit Agreement and had no additional borrowing availability under such agreement. At present, while the Company has outstanding and presently collectable accounts receivable which should permit it to service its indebtedness and meet its operating requirements in the short term, its ability to service such indebtedness and meet operating requirements depends on its generating cash through internal means, including the collection of such accounts receivable in a timely fashion. The Company believes that, with stringent management of its accounts payable and with timely collection of its accounts receivable, it should generate sufficient cash during the second quarter to permit the Company to service interest payments in connection with its New Credit Agreement. However, the Company presently believes that it will have to rely on the grace period for payment of interest due under its 6% Convertible Subordinated Debentures in order to generate sufficient funds to service such interest payment. In addition, it is likely that, in order to obtain the cash necessary to service interest payments due under both the New Credit Agreement and the Debentures, the Company may therefore be forced to aggressively manage its other expense commitments and may experience further liquidity problems which may adversely impact operating results for the second and the third quarters of 1995. If it should find itself unable to meet such requirements or service its indebtedness, the Company could seek to raise needed funds through additional financing or, if such financing is unavailable on favorable terms, through the sale of one or more of its lines of business or subsidiaries, or seek to find a business combination partner or the sale of the entire Company.

Results of Operations

     The Company's sales for the three months ended March 31, 1995 decreased from the same period of the prior year by 13% as the Company experienced continuing cash constraints which adversely affected the Company's operations. Sales of fiber products fell substantially, primarily due to the effects of the Company's liquidity problems. Sales of copper based connection/protection products in general in the three months ended March 31, 1995 were lower than the same period in 1994, as a result of decreased purchases by British Telecommunications plc because of timing decisions by BT with regard to such purchases. Also, no sales to Telefonos de Mexico were recorded in the three months ended March 31, 1995 due to the Mexican financial crisis which began in December 1994. U.S. sales of copper based connection/protection products remained generally the same. Sales of OSS equipment during the three months ended March 31, 1995 increased compared to the same period of 1994 due to the Company's level of performance under OSS contracts generally during this period. Sales of other products decreased due primarily to decreased third party sales of plastic molded product in the three months ended March 31, 1995 partially offset by certain price increases.

     The dollar amount of cost of sales for the three months ended March 31, 1995 remained almost the same compared to the three months ended March 31, 1994, while sales decreased 13%. Cost of sales as a percentage of sales for the three months ended March 31, 1995 compared to the same period of 1994 increased due to the effects of the previously discussed cash constraints having the effect of limiting operating performance. The increase in cost of sales as a percentage of sales was also affected by the negative impact of lower volumes in the three months ended March 31, 1995 compared to 1994.

     The dollar amount of selling, general and administrative expenses increased significantly, and selling, general and administrative expenses as a percentage of sales also increased significantly during the three months ended March 31, 1995 compared to the prior year due in large part to the effects of severance costs associated with the Company's restructuring actions taken in the three months ended March 31, 1995, partially offset by a reduction in commission expense associated with the lower volume of sales.

     Research and development expenses for the three months ended March 31, 1995 increased significantly, both as a dollar amount and as a percentage of sales, from the prior year period because of a concentration of efforts in areas which resulted in expenses that did not qualify for capitalization under FASB No. 86. Although overall research and development activity was comparable in the three months ended March 31, 1995 and 1994, net research and development expenses in the three months ended March 31, 1995 were higher.

     Interest expense was significantly higher for the period ended March 31, 1995 compared with the same period in 1994 as a result of substantially higher average interest rates including under the New Credit Agreement and substantially higher amounts of borrowings outstanding.

     Other expense includes costs associated with the modification of the Company's New Credit Agreement during the three months ended March 31, 1995 described under "Financial Condition" above which were not present in the similar period of 1994.

     In the three month period ended March 31, 1995, the Company's reported tax expense was generally the same as that in the similar period of the prior year and was comprised primarily of offshore tax expense as was the case in the prior period.

     During the three months ended March 31, 1995, the Company recorded a benefit of $55,000 representing the minority interest in the losses of its Korean subsidiary during this period compared to a charge to income of $174,000 recorded during the same period of the prior year due to profits incurred by its Korean subsidiary during the three months ended March 31, 1994.

       In conjunction with the modification of the Company's New Credit Agreement on February 13, 1995 and as discussed above under "Financial Condition", the Company repurchased from its senior lender and retired $3,900,000 principal amount of its 6% Convertible Subordinated Debentures for approximately $2,500,000 through an increase in the term loan under the New Credit Agreement and the repricing of certain warrants granted to the senior lender. The Company included as an extraordinary item a gain of $1,871,000 on the early extinguishment of this debt, representing the difference between the principal amount of the debt retired less the related amount of the unamortized original issue discount and the approximate market value of the debt on the date of the transaction.

                                     PART II

Item 1.  Legal Proceedings.

     As previously disclosed, seven complaints alleging class actions pending in the U.S. District Court for the Eastern District of New York were consolidated, and styled "In re Porta Systems Securities Litigation." On or about September 9, 1993, plaintiffs in those cases filed a consolidated amended and supplemental complaint naming as defendants the Company and certain of its present or former officers and directors. On or about November 11, 1994, plaintiffs in those cases filed a revised third consolidated amended and supplemental class action complaint (the "amended complaint").

     The amended complaint alleges violations of the anti-fraud provisions of Sections 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder and Section 20(a) of the Exchange Act based on the Company's April 1, 1993 announcement that certain revenue attributable to a sale of a line test system previously recorded during 1992 was being reversed during the fourth quarter and that the Company would suffer a loss for the year ended December 31, 1992. The amended complaint also alleges that certain other public statements made by the Company during 1992 were false, including statements relating to anticipated sales and the divestiture of its North Hills Israel, Ltd. subsidiary and the NetCom business of its North Hills Electronics, Inc. subsidiary. The amended complaint alleges that the Company and certain of the other named defendants knew or should have known that statements contained in various of the Company's public filings and press releases misrepresented material facts concerning the Company and its financial prospects, resulting in the Company's reported revenues and profits for the second and third quarters of 1992 being misstated, and the market price of the Company's Common Stock being artificially inflated during the purported class period. The plaintiffs seek, among other things, unspecified money damages.

     The Company moved under Rules 9(b) and 12(b)(6) of the Federal Rules of Civil Procedure to dismiss the complaint. Following the Court's denial of that motion by order entered October 13, 1994, on or about November 11, 1994, defendants filed an answer to the amended complaint, denying the material factual allegations of the amended complaint and asserting affirmative defenses to the alleged claims. Discovery is in progress. The Company intends to continue to defend this action.

     As previously disclosed, on or about April 23, 1993, a complaint alleging a class action entitled Klein v. Porta Systems Corporation et al. was filed in Delaware Chancery Court naming as defendants the Company and certain of its current and former officers and directors, and alleging certain violations of Delaware law, including breach of fiduciary duty, fraudulent misrepresentation, concealment, and nondisclosure. An amended complaint was filed on or about October 4, 1993. The amended complaint alleged substantially the same facts as those alleged in the New York action, and the claims were likewise based on allegations concerning the Company's April 1, 1993 announcement and certain other allegedly false and misleading public statements made by the Company during 1992. The plaintiff sought, among other things, unspecified money damages on behalf of the alleged class of shareholders.

     Prior to filing an answer in which the material factual allegations of the amended complaint would have been denied, the Company and other defendants moved to dismiss or stay the action in view of the prior pending litigation in New York. In a decision dated April 21, 1994, the Court granted the motion to stay the Delaware action pending the outcome of the earlier filed New York litigation. Subsequently, by stipulation so-ordered by the Court on April 22, 1994, the Delaware action was dismissed without prejudice. The plaintiff (and his counsel) have since joined the action pending in New York.

Item 6.  Exhibits and Reports on Form 8-K.

       (a)  Exhibits
                                                             Sequential Page No.
                                                             -------------------

            3.1   By-Laws of the Company, as amended to date        16
           27     Financial Data Schedule                           35

       (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter to which this report relates.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PORTA SYSTEMS CORP.


Date: May 12, 1995                       By /s/Vincent F. Santulli
                                            ----------------------
                                            Vincent F. Santulli
                                              Chairman of the Board
                                              Chief Executive Officer


Date: May 12, 1995                       By /s/Michael A. Tancredi
                                            ----------------------
                                            Michael A. Tancredi
                                              Vice President-Finance and
                                              Treasurer