Form 10-Q
period 1995-06-30
PORTA SYSTEMS CORP
filed 1995-08-15
CIK 79564

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1995


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________ to ________
Commission file number 1-8191


                              PORTA SYSTEMS CORP.
             (Exact name of registrant as specified in its charter)


            Delaware                                             11-2203988
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                   575 Underhill Boulevard, Syosset, New York
                    (Address of principal executive offices)

                                     11791
                                   (Zip Code)


                                  516-364-9300
              (Registrant's telephone number, including area code)


     Indicate by check mark whether (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes __X__        No _____


     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                     7,307,106 shares as of August 10, 1995

                              Page 1 of     pages

Part I
Financial Information
Porta Systems Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)
                                                        June 30,    December 31,
                                                          1995          1994
Assets                                                (Unaudited)
-------------------------------------------------------------------------------
Current assets:
  Cash                                                 $   1,336      $   2,332
  Accounts receivable - trade, net                        17,264         13,964
  Inventories                                             17,447         20,146
  Prepaid expenses                                         1,648          1,020
                                                       ---------      ---------
     Total current assets                                 37,695         37,462
                                                       ---------      ---------
Property, plant and equipment, at cost                    32,791         32,187
  Less accumulated depreciation
   and amortization                                      (22,457)       (21,048)
                                                       ---------      ---------
     Total                                                10,334         11,139
                                                       ---------      ---------
Other assets:
  Amounts receivable from sale
   of discontinued operations                              1,000          4,500
  Deferred computer software                               5,821          6,257
  Goodwill - net of accumulated amortization              18,772         19,032
  Other assets                                             7,481          6,573
                                                       ---------      ---------
                                                          33,074         36,362
                                                       ---------      ---------
     Total assets                                      $  81,103      $  84,963
                                                       =========      =========

Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable - banks                                    1,786          1,253
  Current maturities of long-term debt                    26,490            152
  6% Convertible subordinated debentures
   due July 1, 2002                                       31,880           --
  Accounts payable                                        10,105          9,690
  Accrued expenses                                        14,635         12,168
  Income taxes payable                                       345            478
                                                       ---------      ---------
     Total current liabilities                            85,241         23,741
                                                       ---------      ---------
Long-term liabilities:
  6% Convertible subordinated debentures
   due July 1, 2002                                         --           35,073
  Long-term debt, net of current maturities                 --           21,000
  Other long-term liabilities                              2,936          2,967
  Minority interest                                          814            657
                                                       ---------      ---------
     Total long-term liabilities                           3,750         59,697
                                                       ---------      ---------
Stockholders' equity:
  Preferred stock, no par value; authorized
   1,000,000 shares of which 100,000 shares
   are designated as Series A; none issued                  --             --
  Common stock, par value $.01; authorized
   20,000,000 shares, issued 7,307,106 shares
   in 1995 and 7,082,889 in 1994                              75             75
  Additional paid-in capital                              33,248         32,888
  Foreign currency translation adjustment                 (3,838)        (4,031)
  Accumulated deficit                                    (34,999)       (25,033)
                                                       ---------      ---------
                                                          (5,514)         3,899
  Less shares held in treasury, at cost,
    154,700 shares in 1995 and 1994                       (1,938)        (1,938)
  Receivable for employee stock purchases                  (436)          (436)
                                                       ---------      ---------
     Total stockholders' equity (deficit)                 (7,888)         1,525
                                                       ---------      ---------
Total liabilities and stockholders' equity                81,103         84,963
                                                       =========      =========

See accompanying notes to condensed consolidated financial statements.

Porta Systems Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands except per share data)
(Unaudited)

                                                      Six Months Ended     Three Months Ended
                                                     June 30,   June 30,   June 30,   June 30,
                                                       1995       1994       1995       1994
---------------------------------------------------------------------------------------------
Sales                                                 33,178     37,076     17,235     18,742
Cost of sales                                         25,847     23,630     14,705     12,054
                                                     -------    -------    -------    -------
    Gross profit                                       7,331     13,446      2,530      6,688
Selling, general and administrative expenses           8,734      9,313      3,719      4,622
Research and development expenses                      2,434      2,016      1,161      1,028
                                                     -------    -------    -------    -------
       Total expenses                                 11,168     11,329      4,880      5,650
                                                     -------    -------    -------    -------
       Operating income (loss)                        (3,837)     2,117     (2,350)     1,038
Interest expense                                      (3,810)    (2,464)    (1,884)    (1,302)
Interest income                                           33        124         11         66
Other                                                   (549)      (142)      (164)      (171)
                                                     -------    -------    -------    -------
Loss from continuing operations
     before income taxes and minority interest        (8,163)      (365)    (4,387)      (369)
Income tax                                               (17)       (33)        (7)       (13)
Minority interest                                       (157)       (82)      (212)        92
                                                     -------    -------    -------    -------
Loss from continuing operations after income tax
     and minority interest                            (8,337)      (480)    (4,606)      (290)
Loss on sale of discontinued operations               (3,500)      --       (3,500)      --
Extraordinary Item:
    Gain on early extinguishment of debt               1,871       --         --         --
                                                     -------    -------    -------    -------
Net loss                                              (9,966)      (480)    (8,106)      (290)
                                                     =======    =======    =======    =======
Net loss per share                                   ($ 1.39)   ($ 0.07)   ($ 1.13)   ($ 0.04)
                                                     =======    =======    =======    =======
Weighted average shares outstanding (in thousands)     7,152      6,961      7,152      6,927
                                                     =======    =======    =======    =======


See accompanying notes to condensed consolidated financial statements.

Porta Systems Corp. and Subsidiaries
Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)
                                                              Six Months Ended
                                                            June 30,    June 30,
                                                              1995        1994
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                   ($9,966)    ($  480)
 Adjustments to reconcile net loss
   to net cash used in operating activities:
  Adjustment of receivable from sale
   of discontinued operations                                 3,500
Gain on early extinguishment of debt                         (1,871)
  Depreciation and amortization                               2,752       1,213
  Accretion of convertible subordinated debentures              395         221
   Issuance of warrants                                         360
  Minority interest                                             157          99
                                                            -------     -------
       Total                                                 (4,673)      1,053
Changes in assets and liabilities,
    Accounts receivable                                      (3,300)        (49)
    Inventories                                               2,699         383
    Prepaid expenses                                           (628)     (1,489)
    Deferred computer software                                 (647)       (541)
    Intangible and other assets                                (125)       (965)
    Accounts payable                                            415       3,725
    Accrued expenses                                          2,467      (1,190)
    Other liabilities                                          (164)     (1,490)
                                                            -------     -------
       Net cash used in operating activities                 (3,956)       (563)
                                                            -------     -------
Cash flows from investing activities:
    Capital additions, net of minor disposals                  (604)       (530)
                                                            -------     -------
       Net cash used in investing activities                   (604)       (530)
                                                            -------     -------
Cash flows from financing activities:
    Proceeds from additional long-term debt                   5,338        (642)
    Repayments of long-term debt                             (2,500)       --
    Proceeds from issuance of common stock                     --         2,135
    Repayments of notes payable/short term loans                533         207
                                                            -------     -------
       Net cash provided by financing activities             3,371       1,700
                                                            -------     -------
Effect of exchange rates on cash                                193        (420)
Increase (decrease) in cash and cash equivalents                (996)        187
Cash and equivalents - beginning of year                      2,332       1,727
                                                            -------     -------
Cash and equivalents - end of period                        $ 1,336     $ 1,914
                                                            =======     =======
Supplemental cash flow disclosure:
    Cash paid for interest expense                          $ 1,534     $ 3,340
                                                            =======     =======
    Cash paid for income taxes                              $    27     $    34
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

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1: MANAGEMENT'S RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS INCLUDING ALL ADJUSTMENTS NECESSARY FOR FAIR PRESENTATION

     Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of the results for the interim period presented. Results for the first six months of 1995 are not necessarily indicative of results for the year.

Note 2: Discontinued Operations

     At December 31, 1994, the Company's balance sheet reflected a $4.5 million receivable from sale of discontinued operations. This amount represented the Company's expected recovery at such date from the sale by the Company in 1993 of its Israeli subsidiaries which were engaged in the manufacture of data communications connecting equipment. As a result of a liquidation and receivership proceedings involving the buyer of the subsidiaries, the estimated recovery from the sale of such operations has been reduced to $1.0 million, which resulted in an extraordinary loss on sale of discontinued operations of $3.5 million during the quarter ended June 30, 1995.

Note 3: Inventories

     Inventories at June 30, 1995 have been computed using a standard cost system. Inventories at December 31, 1994 resulted from a physical inventory conducted on that date. The composition of inventories at the end of the respective periods is as follows:

                                         June 30, 1995  December 31, 1994
                                         -------------  -----------------
                                                 (in thousands)
       Parts and Components                  $11,299        $11,838
       Work in Process                         1,273          1,854
       Finished Goods                          4,875          6,454
                                             -------        -------
                                             $17,447        $20,146
                                             =======        =======

Note 4: Long Term Contracts

     Accounts receivable include approximately $1.7 million at June 30, 1995 in excess costs and related profits over amounts billed relating to long-term contracts under which the Company provides specialized products to major international customers. Substantially all such amounts will be billed during the remainder of 1995.

Note 5: Long-Term Debt

     At December 31, 1994, the Company's long-term debt consisted principally of $35 million of 6% convertible subordinated debentures due July 1, 2002 (the "Debentures"), and $21 million due to Foothill Capital Corporation ("Foothill") pursuant to the Company's Amended and Restated Loan and Security Agreement, dated as of November 28, 1994, as amended, between Foothill and the Company (the "Foothill Agreement"). At June 30, 1995, the Company's debt under the Debentures and the Foothill Agreement was $31.9 million an $26.5 million respectively. The change in outstanding debt reflects primarily the repurchase by the Company from Foothill of certain Debentures which had been acquired by Foothill and an increase in borrowings pursuant to the Foothill Agreement. The purchase of the Debentures from Foothill was paid in part through increased borrowings from Foothill. The amount of Debentures outstanding reflects the amount paid by the initial purchasers of the Debentures plus the unamortized original issue discount. Borrowings under the Foothill Agreement are secured by substantially all the assets of the Company and its subsidiaries. The Debentures are unsecured obligations of the Company, and the Company's obligations under the Foothill Agreement are senior to its obligations on the Debentures. Loans pursuant to the Foothill Agreement bear interest at 12% per annum which rate may increase as a result of the event of default.

     The Foothill Agreement contains various restrictive covenants, including the maintenance of various financial ratios and tests, including a consolidated net worth test, maintenance of ratios of cash and accounts receivable to current liabilities and a minimum operating income test. As of June 30, 1995, the Company was in default with respect to financial covenants under the Foothill Agreement. In addition, the Foothill Agreement prohibits payment of dividends.

     The borrowings under the Foothill Agreement are limited by a borrowing base formula. During the quarter, the borrowings, including obligations with respect to letter of credit, under the Foothill Agreement exceeded the maximum availability. As of June 30, 1995, the Company's borrowings and letter of credit obligations exceeded the maximum availability by approximately $1.8 million.

     As a result of the Company's default with respect to the financial covenants, Foothill has the right to accelerate payment of the Company's obligations under the Foothill Agreement. In July 1995, Foothill issued a notice of event of default under the Foothill Agreement. Although the Foothill Agreement provides various remedies to Foothill if an event of default occurs, Foothill, while expressly reserving the right to enforce any right or remedy permitted by the Foothill Agreement, in its notice it elected only to exercise its right to require the Company to refrain from making payments on account of the Debentures for up to 225 days. As a result, the Company did not make the interest payment of approximately $2.2 million due on July 31, 1995 with respect to the Debentures. While the terms of the indenture pursuant to which the Debentures were issued precluded the Company from making the interest payment, the failure of the Company to make the interest payment constitutes a default with respect to the Debentures, and gives the holders of the Debentures certain rights with respect to the Debentures, including certain acceleration rights. As a result of the occurrence of events of default under both the Foothill Agreement and the Debentures, the Company's liabilities with respect to such indebtedness have been classified as current liabilities at June 30, 1995.

Note 6: Legal Matters

     Eight alleged class action complaints have been consolidated and are pending in the U.S. District Court for the Eastern District of New York against the Company and certain of its present and former directors and alleging violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. The plaintiffs seek, among other things, unspecified money damages. The Company intends to vigorously defend these suits, however management cannot presently determine what, if any, damages may be sustained as a result of these actions. No reserves for any such losses have been recorded.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The company's consolidated statements of income (loss) for the periods indicated below, shown as a percentage of Sales, are as follows:

                                       Six Months Ended     Three Months Ended
                                            June 30,              June 30,
                                       ----------------     ------------------
                                        1995      1994       1995        1994
                                       ------     -----     ------      ------
Sales                                   100%       100%       100%       100%
Cost of sales                            78%        64%        85%        64%
                                        ---        ---        ---        ---
Gross profit                             22%        36%        15%        36%
Selling, general and
 administrative expenses                 26%        25%        22%        25%
Research and development expenses         7%         5%         7%         5%
   Operating income (loss)              (11)%        6%       (14)%        6%
Interest expense - net                  (11)%       (7)%      (11)%       (7)%
Other                                    (2)%       --         (1)%       (1)%
Minority interest                        --         --          1%        --
Loss on sale of discontinued
   Operations                           (11)%       --        (20)%       --
Gain on extinguishment of debt            6%        --         --         --
Net loss                                (29)%       (1)%      (45)%       (2)%


     The Company's sales from continuing operations by product line for the periods ended June 30, 1995 and 1994 are as follows:

                                             Six Months Ended
                                                  June 30,
                               ----------------------------------------------
                                           (Dollars in thousands)
                                        1995                    1994
                               --------------------      --------------------
Line connection/protection
 equipment                     $16,105           49%     $21,771           60%
OSS equipment                   14,396           43%      11,710           32%
Other                            2,677            8%       3,595            8%
                               -------          ---      -------          ---
                               $33,178          100%     $37,076          100%

                                            Three Months Ended
                                                  June 30,
                               ----------------------------------------------
                                           (Dollars in thousands)
                                        1995                    1994
                               --------------------      --------------------
Line connection/protection
 equipment                     $ 7,088           41%     $10,519           56%
OSS equipment                    8,923           52%       7,091           38%
Other                            1,224            7%       1,132            6%
                               -------          ---      -------          ---
                               $17,235          100%     $18,742          100%


Financial Condition and Liquidity

     The Company's working capital changed from working capital of $13.7 million at December 31, 1994 to a working capital deficiency of $47.1 million at June 30, 1995. This change results principally from the reclassification of the Company's obligations to Foothill Capital Corporation ("Foothill") and its 6% convertible subordi nated debentures due July 1, 2002 (the "Debentures") from long-term at December 31, 1994 to current at June 30, 1995. Such change resulted from the occurrence of an event of default under the agreement relating to the Company's debt to Foothill. As a result of the event of default, Foothill took action to prohibit the Company from making a $2.2 million interest payment on the Debentures, which was due by July 31, 1995, thereby triggering a default under the Debentures. As a result of the defaults under both the agreement with Foothill and the Debentures, Foothill and the holders of the Debentures have certain rights, including certain acceleration rights. Accordingly, such indebtedness is treated as current at June 30, 1995. See Note 5 of Notes to Consolidated Financial Statements. Furthermore, although Foothill is, as of the date of this Report, continuing to fund the Company's operations and has not taken any action other than to prohibit the Company from paying the $2.2 million interest payment due to the holders of the Debentures, as a result of events of default, Foothill has no obligation to provide financing to the Company, and Foothill has reserved its rights and remedies.

     The Company's obligations to Foothill are secured by substantially all of the assets of the Company and its subsidiaries. Other than cash generated from accounts receivable, the Company does not have any significant source of funds to fund its ongoing operations. Under the Company's agreement with Foothill, all receipts generated from its accounts receivable are deposited in a lockbox account under Foothill's control. Although Foothill is continuing to finance the Company's business and has not demanded repayment of the Company's borrowings in excess of its borrowing base, there is no assurance that it will continue to advance money to the Company, or refrain from demanding repayment of the excess borrowings. In the event that Foothill forecloses on the Company's assets, particularly its accounts receivable, or does not permit the Company to re-borrow, the Company will not have sufficient funds to continue operations.

     The Company is conducting negotiations with certain holders of the Debentures with a view to making an exchange offer to the Debenture holders. However, no assurance can be given that an exchange offer can be effected with a significant percentage of the Debenture holders or that any exchange offer which may be effected can or will enable the Company to operate profitably.

     The Company's liquidity problems have resulted in increased cost of sales, resulting in lower gross profits. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operation," the gross profit for the three and six months ended June 30, 1995 is less than the selling, general and administrative expenses for the periods. Accordingly, without a significant improvement in gross profit and/or a significant reduction in selling, general and administrative and other expenses, any restructuring of the Company's debt will not be sufficient to enable the Company to operate profitably.

     The Company may seek to raise funds through the sale of one or more of its lines of business. Currently, the Company is engaged in informal exploratory discussions with a number of parties. However, no assurance can be given that such discussion will result in any agreement.

Results of Operations

     The Company's liquid financial position had a material adverse effect upon its operations during the three and six months ended June 30, 1995. During these periods, certain of the Company's suppliers delayed shipments, shipped on a COD basis or refused to sell to the Company, all of which resulted in increased cost of goods sold and impaired the Company's ability to manufacture efficiently. Moreover, the Company has embarked on an inventory reduction program which required the reworking and modification of certain inventory to meet customer needs resulting in additional costs. In addition the Company has reduced its manufacturing work force as a result of a lower level of sales. While such reduction is expected to reduce cost on an ongoing basis, the Company incurred severance costs during the three and six months ended June 30, 1995.

     The Company's sales for the three and six months ended June 30, 1995 decreased from the same periods of the prior year by 8% and 11%, respectively, as the Company experienced continuing cash constraints which adversely affected the Company's operations. Sales of fiber products fell substantially, primarily due to the effects of the Company's liquidity problems. Sales of copper based connection/protection products in general in the three and six months ended June 30, 1995 were significantly lower than the same periods in 1994, as a result of no sales to Telefonos de Mexico due to the continuing Mexican financial crisis which began in December 1994, plus lower sales to British Telecommunications because of BT's postponement of purchase orders to subsequent periods. Domestic sales of copper based connection/protection products remained generally the same. Sales of OSS equipment during the three and six months ended June 30, 1995 increased compared to the same periods of 1994, due to the Company's level of performance under OSS contracts generally during these periods, and the increased shipments by the Company's Korean joint venture subsidiary. Sales of other products decreased due primarily to decreased third party sales of plastic molded product in the three and six months ended June 30, 1995 partially offset by certain price increases.

     Cost of sales for the three and six months ended June 30, 1995 increased 22% and 9%, respectively, from the comparable periods of 1994. The increase in cost of sales, which resulted from the Company's cash problems, reflected (i) a lower volume of sales, (ii) the inability of the Company to purchase efficiently and to obtain materials from certain suppliers, (iii) the under-absorption of approximately $2.5 million of overhead costs allocated to costs of goods based on the Company's standard costing methods, and (iv) the need to rework inventory in order to fulfill customer orders. Although the Company has taken steps to reduce manufacturing labor costs by staffing reductions, these reductions were not largely implemented until late in the second quarter and, accordingly, did not have any significant effect in the second quarter of 1995.

     Although selling, general and administrative expenses decreased 19.5% and 6.2% for the three and six months ended June 30, 1995 from the comparable periods of 1994, such decreases were significantly less than the decrease in gross margin, and, for both periods, exceeded gross profits. Although the Company is taking steps to reduce both the cost of goods and the selling, general and administrative expenses, no assurance can be given that such reductions will be sufficient to enable the Company to operate profitably.

     Research and development increased during the three and six months ended June 30, 1995 from the comparable periods of 1994. During the 1995 periods, a greater precentage of the Company's research and development expenditures were expensed rather than capitalized. During the 1994 periods, the Company capitalized a greater amount based upon FASB 86, which deals with the capitalization of software development costs. Research and development expenses and capitalized software development costs during the 1995 and 1994 periods are as follows (dollars in thousands):

                                           Six months ended   Three months ended
                                                June 30,            June 30,
                                           ----------------   ------------------
                                            1995      1994       1995      1994
                                           -----     -----      -----     -----
Total R&D                                  3,081     2,970      1,610     1,502
Capitalized software (note 1)                647       953        450       472
                                           -----     -----      -----     -----
Net expense                                2,434     2,016      1,160     1,028

Note 1. Represents software development costs during the periods, without giving effect to any amortization of previously capitalized software development costs.


     Interest expense was significantly higher for the three and six months ended June 30, 1995 compared with the comparable periods in 1994, as a result of substantially higher average interest rates under the Foothill agreement as compared with the interest rate payable during the 1994 periods on the Company's borrowings from Chemical Bank. In addition, the Company's borrowings were substantially higher borrowings during the 1995 periods.

     Other expense includes costs associated with the modification of the Company's agreement with Foothill during the three months ended March 31, 1995 which were not present in the comparable period of 1994.

     In the three and six months ended June 30, 1995, the Company's tax expense was generally the same as that in the similar period of 1994 and, for both the 1995 and 1994 periods, was comprised primarily of offshore taxes.

     During the three and six months ended June 30, 1995, the Company recorded charges of approximately $210,000 and $160,000, respectively, representing the minority interest in the income of its Korean subsidiary, during the comparable periods of 1994 the company incurred income of $90,000 and a charge of $80,000 interest in the income of its Korean subsidiary during the three and six months ended June 30, 1994, respectively.

     The $3.5 million extraordinary loss from the sale of discontinued operations reflects a reduction in the amount of the expected recovery from the sale by the Company in 1993 of its Israeli subsidiaries which were engaged in the manufacture of data communications connecting equipment. As a result of receivership and liquidation proceedings involving the purchaser of the subsidiaries, the estimated recovery from the sale of such operations has been reduced from $4.5 million which was the estimated recovery at December 31, 1994, to $1.0 million which is the estimated recovery at June 30, 1995.

     In connection with the modification of the Company's agreement with Foothill, the Company repurchased from Foothill and retired $3.9 million principal amount of its 6% Convertible Subordinated Debentures for approximately $2.5 million through an increase in the term-loan under the New Credit Agreement and the repricing of certain warrants granted to the senior lender. The Company included as an extraordinary item a gain of $1.9 million on early extinguishment of this debt, representing the difference between the principal amount of the debt retired less the related amount of the unamortized original issue discount and the approximate market value of the debt on the date of the transaction.

PART II

Item 1.  Legal Proceedings.

     As previously disclosed, seven complaints alleging class actions pending in the U.S. District Court for the Eastern District of New York were consolidated, and styled "In re Porta Systems Securities Litigation." On or about September 9, 1993, plaintiffs in those cases filed a consolidated amended and supplemental complaint naming as defendants the Company and certain of its present or former officers and directors. On or about November 11, 1994 plaintiffs in those cases filed a revised third consoli dated amended and supplemental class action complaint ( the "amended complaint").

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

     As previously disclosed, on or about April 23, 1993, a complaint alleging a class action entitled Klein vs. Porta Systems Corporation et al. was filed in Delaware Chancery Court naming as defendants the Company and certain of its current and former officers and directors, and alleging certain violations of Delaware law, including breach of fiduciary duty, fraudulent misrepresentation, concealment, and nondisclosure. An amended complaint was filed on or about October 4, 1993. The amended complaint substantially the same facts as those alleged in the New York action, and the claims were likewise based on allegations concerning the Company's April 1, 1993 announcement and certain other allegedly false and misleading public statements made by the Company during 1992. The plaintiff sought, among other things, unspecified money damages on behalf of the alleged class of shareholders.

     Prior to filing an answer in which the material factual allegations of the amended complaint would have been denied, the Company and other defendants moved to dismiss or stay the action in view of the prior pending litigation in New York. In a decision dated April 21, 1994, the Court granted the motion to stay the Delaware action pending the outcome of the earlier filed New York litigation. Subsequently, by stipulation-so-ordered by the Court on April 22, 1994, the Delaware action was dismissed without prejudice. The plaintiff (and his counsel) have since joined the action pending in New York.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PORTA SYSTEMS CORP.




Date:   August 8, 1995            By  /s/Vincent F. Santulli
                                     ------------------------
                                      Vincent F. Santulli
                                      Chairman of the Board
                                      Chief Executive Officer


Date:   August 8, 1995            By  /s/Michael A. Tancredi
                                     ------------------------
                                       Michael A. Tancredi
                                       Vice President-Finance and
                                       Treasurer