Form 10-Q
period 1995-09-30
PORTA SYSTEMS CORP
filed 1995-11-14
CIK 79564

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from...............to................

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

Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                    7,307,106 shares as of November 13, 1995

                               Page 1 of 15 pages

Part I
Financial Information
Porta Systems Corp. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in thousands)

                                                              September 30,    December 31,
                                                                  1995             1994
Assets                                                         (Unaudited)
-------------------------------------------------------------------------------------------
Current assets:
  Cash                                                          $  1,436         $  2,332
  Accounts receivable - trade, net                                15,944           13,964
  Inventories                                                     16,868           20,146
  Prepaid expenses                                                 1,694            1,020
                                                                -------------------------
     Total current assets                                         35,942           37,462
                                                                -------------------------
Property, plant and equipment, at cost                            32,889           32,187
  Less accumulated depreciation and amortization                 (22,812)         (21,048)
                                                                -------------------------
       Total                                                      10,077           11,139
                                                                -------------------------
Other assets:
  Amounts receivable from sale of discontinued operations          1,000            4,500
  Deferred computer software                                       5,132            6,257
  Goodwill - net of accumulated amortization                      18,596           19,032
  Other assets                                                     6,734            6,573
                                                                -------------------------
                                                                  31,462           36,362
                                                                -------------------------
     Total assets                                               $ 77,481         $ 84,963
                                                                =========================
Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable - banks                                         $  1,722         $  1,253
  Current maturities of long-term debt                            26,490              152
  6% Convertible subordinated debentures due July 1, 2002         32,029             --
  Accounts payable                                                10,254            9,690
  Accrued expenses                                                13,895           12,168
  Income taxes payable                                               430              478
                                                                -------------------------
     Total current liabilities                                    84,820           23,741
                                                                -------------------------
Long-term liabilities:
  6% Convertible subordinated debentures due July 1, 2002           --             35,073
  Long-term debt, net of current maturities                         --             21,000
  Other long-term liabilities                                      2,934            2,967
  Minority interest                                                  856              657
                                                                -------------------------
     Total long-term liabilities                                   3,790           59,697
                                                                -------------------------
Stockholders' equity:
  Preferred stock, no par value; authorized
   1,000,000 shares of which 100,000 shares
   are designated as Series A; none issued                          --               --
  Common stock, par value $.01; authorized
   20,000,000 shares, issued 7,461,806 shares
   in 1995 and 7,461,806 in 1994                                      75               75
  Additional paid-in capital                                      33,248           32,888
  Foreign currency translation adjustment                         (3,898)          (4,031)
  Accumulated deficit                                            (38,180)         (25,033)
                                                                -------------------------
                                                                  (8,755)           3,899
  Less shares held in treasury, at cost, 154,700 shares
       in 1995 and 1994                                           (1,938)          (1,938)
  Receivable for employee stock purchases                           (436)            (436)
                                                                -------------------------
     Total stockholders' equity (deficit)                        (11,129)           1,525
                                                                -------------------------
Total liabilities and stockholders' equity                      $ 77,481         $ 84,963
                                                                =========================

     See accompanying notes to condensed consolidated financial statements.

                               Page 2 of 15 pages

Porta Systems Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in thousands except per share data)
(Unaudited)

                                                      Nine Months Ended                 Three Months Ended
                                                  September 30,    September 30,    September 30, September 30,
                                                        1995            1994            1995           1994
-------------------------------------------------------------------------------------------------------------
Sales                                                $ 47,922        $ 56,459        $ 14,744        $ 19,383
Cost of sales                                          37,269          40,429          11,422          16,799
                                                     --------------------------------------------------------
  Gross profit                                         10,653          16,030           3,322           2,584
Selling, general and administrative expenses           11,573          13,770           2,839           4,457
Research and development expenses                       3,853           2,981           1,419             965
                                                     --------------------------------------------------------
       Total expenses                                  15,426          16,751           4,258           5,422
                                                     --------------------------------------------------------
       Operating  loss                                 (4,773)           (721)           (936)         (2,838)
Interest expense                                       (5,882)         (3,719)         (2,072)         (1,255)
Interest income                                            48             198              15              74
Other                                                    (642)           (385)            (93)           (243)
                                                     --------------------------------------------------------
loss from continuing operations
  before income taxes and minority interest           (11,249)         (4,627)         (3,086)         (4,262)
Income tax                                                (70)        (14,030)            (53)        (13,997)
Minority interest                                        (199)           (282)            (42)           (200)
                                                     --------------------------------------------------------
Loss from continuing operations                       (11,518)        (18,939          (3,181)        (18,459)
Loss on sale of discontinued operations                (3,500)           --              --              --
Extraordinary Item:
  Gain on early extinguishment of debt                  1,871            --              --              --
                                                     --------------------------------------------------------
Net loss                                             ($13,147)       ($18,939)        ($3,181)       ($18,459)
                                                     ========================================================
Per share amounts:
  Loss from continuing operations                      ($1.58)         ($2.66)         ($0.44)         ($2.57)
  Loss from discontinued operations and
       extraordinary Item                              ($0.22)           --              --              --
                                                     --------------------------------------------------------
Net loss per share                                     ($1.80)         ($2.66)         ($0.44)         ($2.57)
                                                     ========================================================
Weighted average shares outstanding (in thousands)      7,307           7,120           7,307           7,195
                                                     ========================================================

     See accompanying notes to condensed consolidated financial statements.

                               Page 3 of 15 pages

Porta Systems Corp. and Subsidiaries
Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)                                               Nine Months Ended
                                                    September 30,  September 30,
                                                        1995           1994
--------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                             ($13,147)        ($18,939)
 Adjustments to reconcile net loss
     to net cash used in operating activities:
   Adjustment of receivable from sale of
     discontinued operations                             3,500             --
   Gain on early extinguishment of debt                 (1,871)            --
   Deferred income taxes                                                 13,955
  Depreciation and amortization                          3,735            3,508
  Accretion of convertible subordinated
     debentures                                            544              332
  Minority interest                                        199              299
                                                      -------------------------
        Total                                           (7,040)            (845)

Changes in assets and liabilities
  Accounts receivable                                   (1,980)          (4,415)
  Inventories                                            3,278            2,834
  Prepaid expenses                                        (314)             (71)
  Deferred computer software                              (510)          (1,362)
  Intangible and other assets                              622             (617)
  Accounts payable                                         564            5,330
  Accrued expenses                                       1,827              801
  Other liabilities                                        (81)            (893)
                                                      -------------------------
        Net cash (used in) provided by operating
           activities                                   (3,634)             762
                                                      -------------------------
Cash flows from investing activities:
  Capital additions, net of minor disposals               (702)            (904)
                                                      -------------------------
        Net cash used in investing activities             (702)            (904)
                                                      -------------------------
Cash flows from financing activities:
  Proceeds from additional long-term debt                5,338             --
  Repayments of long-term debt                          (2,500)          (1,394)
  Proceeds from issuance of common stock                    --            2,137
  Issuance of notespayable/short term loans                469              281
                                                      -------------------------
        Net cash provided by financing activities        3,307            1,024
                                                      -------------------------
Effect of exchange rates on cash                           133             (277)
Increase(decrease) in cash and cash equivalents           (896)             605
Cash and equivalents - beginning of year                 2,332            1,727
                                                      -------------------------
Cash and equivalents - end of period                  $  1,436         $  2,332
                                                      =========================
Supplemental cash flow disclosure:
  Cash paid for interest expense                      $  2,365         $  3,701
                                                      =========================
  Cash paid for income taxes                          $     41         $     42
                                                      =========================

     See accompanying notes to condensed consolidated financial statements.

                               Page 4 of 15 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  MANAGEMENT'S RESPONSIBILITY FOR INTERIM
         FINANCIAL STATEMENTS INCLUDING ALL
         ADJUSTMENTS NECESSARY FOR FAIR PRESENTATION

     Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of the results for the interim period presented. Results for the first nine months of 1995 are not necessarily indicative of results for the year.

Note 2:  Discontinued Operations

     At December 31, 1994, the Company's balance sheet reflected a $4.5 million receivable from sale of discontinued operations. This amount represented the Company's expected recovery at such date from the sale by the Company in 1993 of its Israeli subsidiaries which were engaged in the manufacture of data communications connecting equipment. As a result of a liquidation and receivership proceedings involving the buyer of the subsidiaries, the estimated recovery from the sale of such operations has been reduced to $1.0 million, which resulted in an additional loss on sale of discontinued operations of $3.5 million during the first nine months ended September 30, 1995.

Note 3:  Inventories

     Inventories at September 30, 1995 have been computed using a standard cost system. Inventories at December 31, 1994 resulted from a physical inventory conducted on that date. The composition of inventories at the end of the respective periods is as follows:

                                       September 30, 1995      December 31, 1994
                                       ------------------      -----------------
                                                     (in thousands)
     Parts and Components                   $11,670                 $11,838
     Work in Process                          1,315                   1,854
     Finished Goods                           3,883                   6,454
                                            -------                 -------
                                            $16,868                 $20,146
                                            =======                 =======

Note 4:  Long Term Contracts

     Accounts receivable include approximately $3.1 million at September 30, 1995 in excess costs and related profits over amounts billed relating to long-term contracts under which the Company provides specialized products to major international customers Substantially all such amounts will be billed during the remainder of 1995.

                               Page 5 of 15 pages

Note 5:  Long-Term Debt

     At December 31, 1994, the Company's long-term debt consisted principally of $35 million of 6% convertible subordinated debentures due July 1, 2002 (the "Debentures"), and $21 million due to Foothill Capital Corporation ("Foothill") pursuant to the Company's Amended and Restated Loan and Security Agreement, dated as of November 28, 1994, as amended, between Foothill and the Company (the "Foothill Agreement"). At September 30, 1995, the Company's debt under the Debentures and the Foothill Agreement was $32.0 million and $26.5 million respectively. The change in outstanding debt reflects primarily the repurchase by the Company from Foothill of certain Debentures which had been acquired by Foothill and an increase in borrowings pursuant to the Foothill Agreement. The purchase of the Debentures from Foothill was paid in part through increased borrowings from Foothill. The amount of Debentures outstanding reflects the amount paid by the initial purchasers of the Debentures plus the unamortized original issue discount. Borrowings under the Foothill Agreement are secured by substantially all the assets of the Company and its subsidiaries. The Debentures are unsecured obligations of the Company, and the Company's obligations under the Foothill Agreement are senior to its obligations on the Debentures. Loans pursuant to the Foothill Agreement bear interest at 12% per annum which rate may increase as a result of the event of default.

     The Foothill Agreement contains various restrictive covenants, including the maintenance of various financial ratios and tests, including a consolidated net worth test, maintenance of ratios of cash and accounts receivable to current liabilities and a minimum operating income test. As of September 30, 1995, the Company was in default with respect to financial covenants under the Foothill Agreement. In addition, the Foothill Agreement prohibits payment of dividends.

     The borrowings under the Foothill Agreement are limited by a borrowing base formula. During the quarter, the borrowings, including obligations with respect to letter of credit, under the Foothill Agreement exceeded the maximum availability. As of September 30, 1995, the Company's borrowings and letter of credit obligations exceeded the maximum availability by approximately $4.1 million.

     As a result of the Company's default with respect to the financial covenants, Foothill has the right to accelerate payment of the Company's obligations under the Foothill Agreement. In July 1995, Foothill issued a notice of event of default under the Foothill Agreement. Although the Foothill Agreement provides various remedies to Foothill if an event of default occurs, Foothill, while expressly reserving the right to enforce any right or remedy permitted by the Foothill Agreement, in its notice it elected only to exercise its right to require the Company to refrain from making payments on account of the Debentures for up to 225 days. As a result, the Company did not make the interest payment of approximately $2.2 million due on July 31, 1995 with respect

                               Page 6 of 15 pages
to the Debentures. While the terms of the indenture pursuant to which the Debentures were issued precluded the Company from making the interest payment, the failure of the Company to make the interest payment constitutes a default with respect to the Debentures, and gives the holders of the Debentures certain rights with respect to the Debentures, including certain acceleration rights. As a result of the occurrence of events of default under both the Foothill Agreement and the Debentures, the Company's liabilities with respect to such indebtedness have been classified as current liabilities as of September 30, 1995.

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

                               Page 7 of 15 pages

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The company's consolidated statements of operations for the periods indicated below, shown as a percentage of Sales, are as follows:



                                         Nine Months Ended    Three Months Ended
                                           September 30,         September 30,
                                          --------------        --------------
                                          1995      1994        1995      1994
                                          ----      ----        ----      ----
Sales                                      100%      100%        100%      100%
 Cost of sales                              78%       72%         77%       87%
                                          ----      ----        ----      ----
Gross profit                                22%       28%         23%       13%
Selling, general and
  administrative expenses                   24%       24%         19%       23%
Research and development expenses            8%        5%         10%        5%
    Operating income (loss)                (10)%      (1)%        (6)%     (15)%
Interest expense - net                     (12)%      (6)%       (14)%      (6)%
Other                                       (1)%      (1)%        (1)%      (1)%
Income tax                                  --       (25)%        --       (72)%
Minority interest                           --        --          --        (1)%
Loss on sale of discontinued
      Operations                            (7)%      --          --        --
Gain on extinguishment of debt               4%       --          --        --
Net loss                                   (27)%     (34)%       (22)%     (95)%


     The Company's sales from continuing operations by product line for the periods ended September 30, 1995 and 1994 are as follows:


                                                Nine Months Ended
                                                  September 30,
                                           ---------------------------
                                              (Dollars in thousands)
                                           1995                   1994
                                           ----                   ----
Line connection/protection
   equipment                        $23,051       48%       $30,418       54%
OSS equipment                        20,995       44%        20,824       37%
Other                                 3,876        8%         5,217        9%
                                    -------      ---        -------      ---
                                    $47,922      100%       $56,459      100%

                               Page 8 of 15 pages

                                               Three  Months Ended
                                                  September 30,
                                           ---------------------------
                                              (Dollars in thousands)
                                           1995                   1994
                                           ----                   ----
Line connection/protection
   equipment                        $ 6,946       47%       $ 8,647       45%
OSS equipment                         6,599       45%         9,114       47%
Other                                 1,199        8%         1,622        8%
                                    -------      ---        -------      ---
                                    $14,744      100%       $19,383      100%


Financial Condition and Liquidity

     The Company's working capital changed from working capital of $13.7 million at December 31, 1994 to a working capital deficiency of $48.9 million at September 30, 1995. This change results principally from the reclassification of the Company's obligations to Foothill Capital Corporation ("Foothill") and its 6% convertible subordinated debentures due July 1, 2002 (the "Debentures") from long-term at December 31, 1994 to current at September 30, 1995. Such change resulted from the occurrence of an event of default under the agreement relating to the Company's debt to Foothill. As a result of the event of default, Foothill took action to prohibit the Company from making a $2.2 million interest payment on the Debentures, which was due by July 31, 1995, thereby triggering a default under the Debentures. As a result of the defaults under both the agreement with Foothill and the Debentures, Foothill and the holders of the Debentures have certain rights, including certain acceleration rights. Accordingly, such indebtedness was treated as current at September 30, 1995. See Note 5 of Notes to Consolidated Financial Statements. Furthermore, although Foothill is, as of the date of this Report, continuing to fund the Company's operations and has not taken any action other than to prohibit the Company from paying the $2.2 million interest payment due to the holders of the Debentures, as a result of events of default, Foothill has no obligation to provide financing to the Company, and Foothill has reserved its rights and remedies.

     The Company's obligations to Foothill are secured by substantially all of the assets of the Company and its subsidiaries. Other than cash generated from accounts receivable, the Company does not have any significant source of funds to fund its ongoing operations. Under the Company's agreement with Foothill, all receipts generated from its accounts receivable are deposited in a lockbox account under Foothill's control. Although Foothill is continuing to finance the Company's business and has not demanded repayment of the Company's borrowings in excess of its borrowing base, there is no assurance that it will continue to advance money to the Company or refrain from demanding repayment of the excess borrowings. In the event that Foothill forecloses on the Company's assets,

                               Page 9 of 15 pages
particularly its accounts receivable, or does not permit the Company to re-borrow, the Company will not have sufficient funds to continue operations.

     The Company has a preliminary understanding, subject to approval of final documents, with certain holders of the Debentures to exchange each $1,000 debenture for 97 shares of common stock and $767.22 principle amount of a new note. Upon approval of the final documents the company intends to make the offer to all the holders of the Debentures.

     The Company's liquidity problems have resulted in increased cost of sales, resulting in lower gross profits. As discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operation - Results of Operation," the gross profit for the nine months ended September 30, 1995 is less than the selling, general and administrative expenses for the period. Accordingly, without a significant improvement in gross profit and/or a significant reduction in selling, general and administrative and other expenses, any restructuring of the Company's debt will not be sufficient to enable the Company to operate profitably.

     The Company may seek to raise funds through the sale of one or more of its lines of business. Currently, the Company is engaged in informal exploratory discussions with a number of parties. However , no assurance can be given that such discussion will result in any agreement.

Results of Operations

     The Company's continued shortage of working capital has had a material adverse effect upon its operations during the three and nine months ended
September 30, 1995. Moreover, the Company has embarked on, among other activities, an inventory reduction program, and a reduction of its workforce.

     The Company's sales for the three and nine months ended September 30, 1995 decreased from the same periods of the prior year by 23.9% and 15.1%, respectively, as the Company experienced continuing cash constraints which adversely affected the Company's operations. Sales of fiber products fell substantially, primarily due to the effects of the Company's liquidity problems. Sales of copper based connection/protection products in the three and nine months ended September 30, 1995 were significantly lower sales of such products for the comparable periods of 1994, as a result of both the absence of sales to Telefonos de Mexico due, in part, to the continuing Mexican financial crisis, and a reduced level of sales to British Telecommunications plc ("BT"). The company believes that a portion of the decline in sales to BT will be reflected in increased sales to BT in subsequent periods. Domestic sales of copper based connection/protection products remained generally the same. Sales of OSS equipment during the nine months ended September 30, 1995 increased compared to the same period of 1994, due to the increased shipments by the Company's Korean joint venture subsidiary, but decreased during the three months ended September 30, 1995 due to the Company's high level of performance under OSS contracts during the third quarter of 1994. Sales of other products decreased due

                               Page 10 of 15 pages
primarily to decreased third party sales of plastic molded product in the three and nine months ended September 30, 1995, partially offset by certain price increases.

     Cost of sales for the nine months ended September 30, 1995 increased as a percent of sales by 6% but decreased by 10% during the third quarter, from the comparable periods of 1994. The increase in the cost of sales percentage, which resulted from the Company's cash problems, reflected (i) a lower volume of sales, (ii) the inability of the Company to purchase efficiently and to obtain materials from certain suppliers, (iii) the under-absorption of overhead costs, and (iv) the need to rework inventory in order to fulfill customer orders. The steps taken to reduce manufacturing labor costs by staffing reductions, was not implemented until late in the second quarter but are reflected in the third quarter.

     Selling, general and administrative expenses decreased 32% and 29% for the three and nine months ended September 30, 1995, from the comparable periods of 1994, the result of the company's original effort to reduce operating expenses.

     Although the Company is taking steps to reduce both the cost of goods and the selling, general and administrative expenses, no assurance can be given that such reductions will be sufficient to enable the Company to operate profitably.

     Research and development increased during the three and nine months ended September 30, 1995 from the comparable periods of 1994. Research and development expenses and capitalized software development costs during the 1995 and 1994 periods were comparable.

     Interest expense was significantly higher for the three and nine months ended September 30, 1995 compared with the comparable periods in 1994, as a result of substantially higher average interest rates and increased borrowings under the Foothill agreement as compared with the interest rate and borrowings payable during the 1994 periods on the Company's borrowings from Chemical Bank.

     Other expense includes costs associated with the modification of the Company's agreement with Foothill during the first nine months of 1995 which were not present in the comparable period of 1994.

     In the three and nine months ended September 30, 1995, the Company's tax expense was considerably reduced from the similar periods of 1994 due primarily to the write off of the deferred taxes in 1994. Tax expense for the 1995 periods, is comprised primarily of offshore taxes.

     During the three and nine months ended September 30, 1995, the Company recorded charges of approximately $42,000 and $199,000, respectively, representing the 50% interest in the income of its Korean subsidiary. During the

                               Page 11 of 15 pages
comparable periods of 1994 the Company recorded income of $200,000 and $282,000 in the 50% interest in the income of its Korean subsidiary, during the three and nine months ended September 30, 1994, respectively.

     The $3.5 million extraordinary loss from the sale of discontinued operations reflects a reduction in the amount of the expected recovery from the sale by the Company in 1993 of its Israeli subsidiaries which were engaged in the manufacture of data communications connecting equipment. As a result of a receivership and liquidation proceedings involving the purchaser of the subsidiaries, the estimated recovery from the sale of such operations has been reduced from $4.5 million which was the estimated recovery at December 31, 1994, to $1.0 million which is the estimated recovery at September 30, 1995.

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


                               Page 12 of 15 pages

PART II

Item 1.  Legal Proceedings.

     As previously disclosed, seven complaints alleging class actions pending in the U.S. District Court for the Eastern District of New York were consolidated, and styled "In re Porta Systems Securities Litigation." On or about September 9, 1993, plaintiffs in those cases filed a consolidated amended and supplemental complaint naming as defendants the Company and certain of its present or former officers and directors. On or about November 11, 1994 plaintiffs in those cases filed a revised third consolidated amended and supplemental class action complaint ( the "amended complaint").

     The amended complaint alleges violations of the anti-fraud provisions of Sections 10 (b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder and Section 20(a) of the Exchange Act based on the Company's April 1, 1993 announcement that certain revenue attributable to a sale of a line test system previously recorded during 1992 was being reversed during the fourth quarter and that the Company would suffer a loss for the year ended December 31, 1992. The amended complaint also alleges that certain other public statements made by the Company during 1992 were false, including statements relating to anticipated sales and the divestiture of its North Hills Israel, Ltd. subsidiary and the NetCom business of its North Hills Electronics, Inc. subsidiary. The amended complaint alleges that the Company and certain of the other named defendants knew or should have known that statements contained in various of the Company's public filings and press releases misrepresented material facts concerning the Company and its financial prospects, resulting in the Company's reported revenues and profits for the second and third quarters of 1992 being misstated, and the market price of the Company's Common Stock being artificially inflated during the purported class period. The plaintiffs seek, among other things, unspecified money damages.

     The Company moved under Rules 9(b) and 12(b) (6) of the Federal Rules of Civil Procedure to dismiss the complaint. Following the Court's denial of that motion by order entered October 13, 1994, on or about November 11, 1994, defendants filed an answer to the amended complaint, denying the material factual allegations of the amended complaint and asserting affirmative defenses to the alleged claims. Discovery is in progress. The Company intends to continue to defend this action.

     As previously disclosed, on or about April 23, 1993, a complaint alleging a class action entitled Klein vs. Porta Systems Corporation et al. was filed in Delaware Chancery Court naming as defendants the Company and certain of its current and former officers and directors, and alleging certain violations of Delaware law, including breach of fiduciary duty, fraudulent misrepresentation, concealment, and nondisclosure. An amended complaint was filed on or about October 4, 1993. The amended complaint substantially the same facts as those alleged in the New York action, and the claims were likewise based on allegations concerning the Company's April 1, 1993 announcement and certain

                               Page 13 of 15 pages
other allegedly false and misleading public statements made by the Company during 1992. The plaintiff sought, among other things, unspecified money damages on behalf of the alleged class of shareholders.

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

Item 3.  Default Upon Senior Securities.

     See Note 5 of Notes to Consolidated Financial Statements for information concerning the Company's default under its agreement with Foothill Capital Corporation.

Item 5.  Other Information

     As previously reported the company does not satisfy the American Stock Exchange's financial guidelines for the continued listing of its Common Stock on such exchange. The exchange is continuing to review the status of the Company's listing, and no assurance can be given that the Common Stock will continue to be listed on such exchange.

     In November 1995, Mr. Edward R. Olson was elected president and chief operating officer of the Company. Mr. Olson is also president and one of the founders of KPMG Bay Mark Strategies LLC, and independent firm in a strategic alliance with KMPG Peat Marwick LLP. Mr. Olson will continue in this position while serving as president and chief operating officer of the Company.

     In October 1995, Mr. Edward B. Kornfeld was elected as vice president and chief financial officer of the Company. Prior to his election to this position, Mr. Kornfeld held positions with several publicly traded companies.

                               Page 14 of 15 pages

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PORTA SYSTEMS CORP.

Date:   November 9,1995                    By  /s/Vincent F. Santulli
                                               ------------------------
                                            Vincent F. Santulli
                                            Chairman of the Board
                                            Chief Executive Officer


Date:   November 9, 1995                   By  /s/Edward  B. Kornfeld
                                               ------------------------
                                            Edward B. Kornfeld
                                            Vice President and Chief
                                            Financial Officer



                               Page 15 of 15 pages