Form 10-K
period 1995-12-31
PORTA SYSTEMS CORP
filed 1996-04-01
CIK 79564

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                 For the transition period from_______to_______

                          Commission file number 1-8191

                               PORTA SYSTEMS CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                                        11-2203988
(State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)


575 Underhill Boulevard, Syosset, New York                             11791
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (516) 364-9300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01                     American Stock Exchange
          (Title of Class)                (Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [X]

     State aggregate market value of the voting stock held by non-affiliates of the registrant: $7,564,711 as of March 22, 1996.

     Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 10,086,281 shares of Common Stock, par value $.01 per share, as of March 22, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement in connection with its 1996 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year is incorporated by reference into Part III of the Report.

================================================================================

Item 1. Business

     Porta Systems Corp. (the "Company") develops, designs, manufactures and markets a broad range of proprietary and standard telecommunications equipment and systems for sale in the United States and abroad. The Company's core products fall into three categories:

o Computer-based operational support systems ("OSS") which automate the operational, administrative, maintenance and testing functions within telephone companies. These systems are marketed principally to foreign telephone operating companies in developing countries and Europe.

o Telecommunications connection equipment and systems which are used both to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. The copper connection equipment and systems are marketed to telephone operating companies in the United States and foreign countries, with the largest customer being British Telecommunications plc ("BT"), and manufacturers and owners of telecommunications equipment.

o To a significantly lesser extent, signal processing, which are radio-based communications systems sold principally for military uses.

     In March, 1996 the Company sold its fiber optics connector business. See "Recent Developments".

     Porta Systems Corp. is a Delaware corporation incorporated in 1972 as the successor to a New York corporation incorporated in 1969. The Company's principal offices are located at 575 Underhill Boulevard, Syosset, New York 11791; telephone number, 516-364-9300. References to the Company include its subsidiaries, unless the context indicates otherwise.

Markets for the Company's Products

     The Company supplies equipment and systems to telephone companies for use in providing telecommunications services to their customers and to businesses for use with their internal telecommunication systems. The markets served by the Company are described below:

     Telecommunications Systems in Emerging Countries. Telephone networks in certain regions of the world, notably Latin America, Eastern Europe and certain areas in the Asia/Pacific region, utilize telephone switching systems of older analog technology. These networks were designed to carry voice traffic and are not well suited for high speed data transmissions or for other forms of telecommunications that operate more effectively with digital telecommunications equipment and lines. The telephone networks in these countries are also characterized by a very low ratio of telephone lines to population.

     A country with an emerging telecommunications network may want to rapidly add access lines in order to increase the availability of telephone service among its population and to significantly upgrade the quality of the lines already in service. The Company's OSS systems are designed to meet many of the needs of a rapidly growing telephone network. These computerized administrative and provisioning OSS systems facilitate rapid expansion without a comparable increase in the requirement for skilled technicians, while the computerized line test system insures increased quality and rapid maintenance and repair of subscriber local loops. The automated data base which computerizes the inventory and maintenance history of all subscriber lines in service helps to keep the rapid growth under control.

     As a telephone company expands the number of its subscriber lines, it also requires connection equipment to interconnect and protect those lines in its central offices. The Company provides a complete line of copper connection equipment for this purpose. In the more advanced countries, the movement towards fiber optic circuits has resulted in a stagnation or decline in the market for copper connection equipment, while the less developed countries, such as those with emerging networks or those upgrading to digital switching systems, provide a growing market for copper connection and protection equipment.

     During 1995, approximately 47% of the Company's sales were made to customers in emerging markets. Such sales include both OSS and copper connection products.

     Digital Systems. In regions such as Western Europe, telephone networks have achieved an acceptable ratio of available telephone lines to population. However, the switching systems may utilize analog technology and are more suited to carrying voice transmissions. These telephone companies are upgrading their networks by replacing the older analog switching systems with newer digital systems.

     The increased sensitivity of the newer digital switches to small amounts of voltage requires the telephone company which is upgrading to digital switching systems to also upgrade its central office connection/protection systems in order to meet these more stringent protection requirements. The Company is a major worldwide supplier of central office connection/protection systems.

     During 1995, approximately 34% of the Company's sales were made to customers in this category.

     Multi-Media Systems. More advanced telephone companies, such as those in the United States and Japan, are upgrading their networks to carry not only voice traffic but also increasing volumes of many different forms of telecommunications, such as video, facsimile, image and high speed data transmission. The United States is also experiencing the emergence of alternative local carriers. This rise in data communications requirements has been fueled largely by the rapid growth of personal computers and workstations connected together through local area networks and their need to communicate both locally and throughout the nation. This rapid rise in the volume and speeds of data communications in America's business environment requires an upgrade of the telecommunications distribution wiring systems within buildings and campuses as well as within the external telephone networks.

     The Company offers a broad line of systems and equipment to upgrade a building's telecommunications distribution system so that it can serve the increased data communications speeds of today and tomorrow.

     During 1995, sales of multi-media systrems accounted for approximately 7% of the Company's sales.

     Fiber Optics Networks. In March 1996, the Company sold its fiber-optics connector business. See "Recent Developments".

     During 1995, sales of fiber optics products represented approximately 4% of the Company's sales.

     Signal Processing. The Company's line of signal processing products is supplied to customers in the military and aerospace industry as well as manufacturers of medical equipment and video systems. The primary communication standard in new military and aerospace systems is the MIL-STD-1553 Command Response Data Bus, and applications require an extremely high level of reliability and performance. Products are designed to be application specific to satisfy the requirements of each military or aerospace program. The Company has earned a reputation in the aerospace industry for developing and supplying cost effective products with the highest reliability.

     The Company's wideband transformers are required for ground noise elimination in video imaging systems and are used extensively in television and broadcast industry, medical imaging and industrial process control. If not eliminated, ground noise caused by poor electrical system wiring or power supplies, results in significant deterioration in system performance (poor picture quality, process failures in instrumentation, etc.). The wideband transformers provide a cost effective and quick solution to the problem without the need of redesign of the rest of the system.

     During 1995, signal processing equipment accounted for approximately 8% of the Company's sales.

Products

     The first of the Company's two principal telecommunications product categories is telecommunications connection equipment and systems, which are used by telephone operating companies, by owners of private telecommunications equipment and by manufacturers and suppliers of telephone central office and customer premises equipment. The second of the Company's two principal telecommunications product categories is operations support systems or OSS systems, which are used primarily by telephone operating companies. A third line of the Company's products, sold under the name North Hills Signal Processing, is high frequency wideband transformers and MIL-STD-1553 data bus couplers.

     The table below shows, for the last three fiscal years, the contribution made to the Company's sales by each of its major segments of the telecommunications industry (excluding sales from discontinued operations of $2,979,000 for the period beginning January 1, 1993 and ended May 11, 1993):

                           Sales by Product Category
                            Years Ended December 31,



                        1995                1994                1993
                        ----                ----                ----
                                    (Dollars in thousands)

OSS Systems      $28,988        47%   $21,516        31%   $17,709        26%

Line Connect-
ing/Protecting
Equipment (*)     26,867        44%    40,800        59%    42,945        63%

Signal Proses
sing               4,857         8%     5,221         8%     5,485         8%

Other                469         1%     1,448         2%     2,002         3%
                 -------   -------    -------   -------    -------   -------


Total            $61,181       100%   $68,985       100%   $68,141       100%
                 =======   =======    =======   =======    =======   =======


(*) Includes sales of fiber products of $6,513,000 in 1995, $12,150,000 in 1994, and $8,654,000 in 1993.


     Operations Support Systems. The Company's OSS systems are used primarily by telephone operating companies. The Company's principal OSS system is its computer-based testing system--the Line Condition Report ("LCR")--which is a major item of capital equipment and typically sells for prices ranging from several hundred thousand to several million dollars. The Company also manufactures and sells a number of other products which are used in testing, maintenance and repair of telephone equipment.

     The LCR, introduced in the mid-1970's, was the first computer-controlled electronic system used to automatically test for and diagnose problems in customer lines and to notify service personnel of required maintenance. The associated Mechanized Line Report ("MLR") data base system provides automated record keeping (including repair and disposition records) and analyzes these records for identification of recurring problems and equipment deterioration. The Company has devoted substantial resources to developing and obtaining market acceptance for its LCR/MLR systems and has continued to modify and enhance its LCR service features. The Company's LCRs have been sold to telephone operating companies in a number of foreign countries as well as in the United States.

     The Company also develops software-based systems for telephone companies and provides telephone company line testing products to foreign customers. The Company's software, which can be packaged and integrated with the LCR, provides additional OSS functions, such as the automated assignment of telephone company facilities for the provision of service.

     The Company's OSS systems are complex systems which, in most applications, incorporate features designed to respond to the purchaser's operational requirements and the particular characteristics of the purchaser's telephone system. As a result, the negotiation of a contract for an OSS system is an individualized and highly technical process. In addition, contracts for OSS systems frequently provide for manufacturing, delivery, installation, testing and purchaser acceptance phases which take place over periods ranging from several months to a year or more. Such contracts typically contain performance guarantees by the Company and clauses imposing penalties on the Company if "in-service" dates are not met. The installation, testing and purchaser acceptance phases of these contracts may last longer than contemplated by the contracts and, accordingly, amounts due under the contracts may not be collected for extended periods. Delays in purchaser acceptance of the systems and in the Company's receipt of final contract payments have occurred in connection with a number of foreign sales. In addition, the Company has experienced no steady or predictable flow of orders for OSS systems.

     Telecommunications Connection Equipment. The Company's telecommunications copper connection/protection equipment and systems are used by telephone operating companies, by owners of private telecommunications equipment and by manufacturers and suppliers of telephone central office and customer premises equipment. Products of the types comprising the Company's line of telecommunications connection equipment are included as integral parts of all domestic and foreign telephone and telecommunications systems. Such products are sold in a worldwide market which grows generally in proportion to increases in the number of telephone subscribers and owners of private telecommunications equipment, as well as to increases in upgrades to modern digital switching technology.

     The Company's traditional connection equipment consists of connector blocks and protection modules used by telephone companies to interconnect copper-based subscriber lines to switching equipment lines. The protector modules protect central office personnel and equipment from unwanted electrical surges which might find their way onto subscriber lines. The need for protection products has increased as a result of the worldwide move to digital technology, which is extremely sensitive to damage by electrical overloads, and because private owners of telecommunications equipment now have the responsibility to protect their equipment from damage from electrical surges. Line connecting/protecting equipment usually incorporates protector modules to safeguard equipment and personnel from injury due to power surges. Currently, these products include a variety of connector blocks, protector modules and frames used in telephone central switching offices, PBX installations and multiple user facilities.

     The Company also has developed an assortment of frames for use in conjunction with the Company's traditional line of connecting/protecting products. Frames for the interconnection of copper circuits are specially designed structures which, when equipped with connector blocks and protectors, interconnect and protect telephone lines and distribute them in an orderly fashion, allowing access for repairs and changes in line connections. One of the Company's frame products, the CAM frame, is designed to permit computer-assisted analysis and recording of the optimum placement of connections for telephone lines on the connector blocks mounted on the frame.

     The Company's telecommunications copper connection/protection equipment, including its line connecting/protecting products, is used by several of the operating companies of the seven regional Bell holding companies, as well as by independent telephone operating companies in the United States and owners of private telecommunications equipment. These products are also purchased by other companies for inclusion within their systems. In addition, the Company's telecommunications connection products have been sold to telephone operating companies in various foreign countries. This equipment is compatible with existing telephone systems both within and outside the United States and can generally be used without modification, although the Company can design modifications to accommodate the specific needs of its customers.

Marketing and Sales

     The Company operates through three business units which are organized by product line and with each having responsibility for the sales and marketing of its products.

     When appropriate to obtain sales in foreign countries, the Company may enter into arrangements and technology transfer agreements covering its products with local manufacturers and participate in manufacturing and licensing arrangements with local telephone equipment suppliers.

     In the United States and throughout the world, the Company uses independent distributors in the marketing of Company products to the customer premises equipment market. All distributors marketing copper-based products also market directly competing products. In addition, the Company continues to promote the direct marketing relationships it forged in the past with telephone operating companies.

     In 1985, the Company signed a three year supply contract with British Telecommunications plc ("BT") for the Company's line connecting/protecting products, which contract was renewed for a period of sixteen years in May 1988. The renewed contract requires no minimum purchases by BT. During 1995, 1994, and 1993, BT purchased $17,252,000, $11,566,000, and $12,713,000, respectively, of the Company's products. During these years, additional sales of the Company's products were also made at the direction of BT to certain unaffiliated suppliers to BT for resale to BT. The contract also provides for a ten year cross license which, in effect, enables BT to use certain of the Company's proprietary information to modify or enhance products provided to BT and permits those products to be manufactured for its own purposes. The Company and BT have further modified the cross license to provide that such products may be manufactured by BT for its own purposes only if the Company is unable to supply such products to BT. Under the cross license, the Company is to be paid a royalty on any products (including modified or enhanced products) manufactured under the license, and the Company is obligated to pay BT a royalty on products the Company manufactures and sells which utilize BT enhancements or modifications. The Company has engaged in no manufacturing activity under this cross license to date, although it has received certain royalties, which are not significant in amount, from BT pursuant to the license in respect of products manufactured for BT by others.

     The Company's OSS systems have primarily been sold to foreign telephone operating companies, and the contracts relating to OSS systems are principally negotiated directly between the Company and these purchasers.

     The North Hills Signal Processing line of products have been sold primarily to US military and aerospace prime contractors, and domestic OEMs and End Users. Approximately 90% of the sales are domestic, with the aerospace and military accounting for 60%.

     The following table sets forth for the last three fiscal years the Company's sales to customers by geographic region:

                Sales to Customers By Geographic Region (1) (2)

                                     Year Ended December 31,
                                     ----------------------
                         1995               1994                   1993
                         ----               ----                   ----
                             (Dollars in thousands)

United States
and Puerto Rico   $16,445        27%   $24,150        35%    24,714        36%

United Kingdom     22,230        36%    17,761        26%    26,971        40%

Other Europe        2,831         5%     4,344         6%     2,750         4%

Latin America       4,743         8%     7,917        11%     8,665        13%

Asia/Pacific       13,470        22%    12,909        19%     4,068         6%

Middle East           899         1%     1,009         2%       691         1%

Other                 563         1%       895         1%       282      --
                  -------   -------    -------   -------    -------   -------

Total Sales       $61,181       100%   $68,985       100%   $68,141       100%
                  =======   =======    =======   =======    =======   =======


(1) Excludes sales attributable to the Company's discontinued operations of $2,979,000 during the period beginning January 1, 1993 and ended May 11, 1993.

(2) For information regarding the amount of sales, operating profit or loss and identifiable assets attributable to each of the Company's geographic areas, see Note 22 to the Consolidated Financial Statements.

     In foreign markets, the Company faces considerable competition from other United States and foreign telephone equipment manufacturers with substantial resources. In addition, the Company recognizes that, in selling to customers in foreign countries, there are inherent risks not normally present in the case of sales to United States customers, including increased difficulty in identifying and designing systems compatible with purchasers' operational requirements; extended delays under OSS systems contracts in the completion of testing and purchaser acceptance phases and the Company's receipt of final payments; and political and economic change. In addition, to the extent that the Company establishes facilities in foreign countries, the Company faces risks associated with currency devaluation, inability to convert local currency into dollars and political instability.

Manufacturing

     The Company's computer-based testing products include the Company's proprietary testing circuitry and computer programs, which have been upgraded to provide platform independent solutions based on UNIX-type operating systems. The testing products also incorporate disk data storage, data terminals ("CRTs"), teleprinters and minicomputers purchased by the Company. These products are installed and tested by the Company on its customers' premises.

     At present, the Company's manufacturing operations are conducted at facilities located in Glen Cove, New York; Kingsville, Texas; Matamoros, Mexico and Korea. The Company from time to time also uses subcontractors to augment various aspects of its production activities and periodically explores the feasibility of conducting operations at lower cost manufacturing facilities located abroad. In pursuing sales opportunities with foreign telephone companies, the Company may locate its production activities in foreign countries which require domestic involvement in the production of equipment purchased for their telephone systems and in foreign countries which, in addition, require full or partial technology transfers to domestic enterprises.

Source and Availability of Components

     The Company purchases the standard components used in the manufacture of its products from a number of suppliers and generally attempts to assure itself that the components are available from more than one source. The Company purchases the minicomputers used in its OSS systems from Digital Equipment Corporation ("DEC'). However, because the Company's software is now platform independent, the Company could use other computer equipment in its systems if the Company were unable to purchase DEC products. Other components, such as CRTs and teleprinters, used in connecting with the Company's electronic products could be obtained from alternate sources and readily integrated with the Company's products.

Backlog

     At December 31, 1995, the Company's backlog was $22,569,000 compared with approximately $25,333,000 at December 31, 1994. Of the December 31, 1995 backlog, approximately $17,091,000 represented orders from foreign telephone operating companies, including $3,205,000 attributable to the contract with BT. See "Marketing and Sales". The Company expects to ship substantially all of its December 31, 1995 backlog during 1996. However, certain of the Company's OSS contracts provide for deliveries subsequent to December 31, 1996.

Patents

     The Company is the owner of a number of utility and design patents and patent applications. In addition, the Company has sought foreign patent protection for a number of its products.

     From time to time the Company enters into licensing and technical information agreements under which it receives or grants rights to produce certain specified subcomponents used in certain of the Company's products or in connection with products developed by the Company. These agreements are for varying terms and provide for the payment of royalties or technical license fees.

     While the Company considers patent protection important to the development of its business, and produces certain subcomponents of its products under licensing agreements, the Company believes that its success depends primarily upon its engineering, manufacturing and marketing skills. Accordingly, the Company does not believe that a denial of any of its pending patent applications, expiration of any of its patents, a determination that any of the patents which have been granted to it are invalid or the cancellation of any of its existing license agreements would have a materially adverse effect on the Company's business.

Competition

     The telephone equipment market in which the Company does business is characterized by intense competition, rapid technological change and a movement to private ownership of telecommunications equipment. In competing for telephone operating company business, the purchase price of equipment and associated operating expenses have become significant factors, along with product design and long-standing equipment supply relationships. In the customer premises equipment market, the Company is functioning in a market characterized by distributors and installers of equipment and by commodity pricing.

     The Company competes directly with a number of large and small telephone equipment manufacturers in the United States, with AT&T continuing to be the Company's principal United States competitor. AT&T's greater resources, extensive research and development facilities, long-standing equipment supply relationships with the operating companies of the regional holding companies and history of manufacturing and marketing products similar in function to those produced by the Company continue to be significant factors in the Company's competitive environment.

     Currently, AT&T and a number of companies with greater financial resources than the Company produce, or have the design and manufacturing capabilities to produce, products competitive with the Company's products. In meeting this competition, the Company relies primarily on the performance and design characteristics of its products of comparable performance or design, endeavors to offer its products at prices and with warranties that will make its products competitive.

     In connection with overseas sales of its line connecting/protecting equipment, the Company has met with significant competition from United States and foreign manufacturers of comparable equipment and expects this competition to continue. In addition to AT&T, a number of the Company's overseas competitors have significantly greater resources than the Company.

     The Company competes directly with a limited number of substantial domestic and international companies with respect to its sales of OSS systems. In meeting this competition, the Company relies primarily on the features of its line testing equipment and endeavors to offer such equipment at prices and with warranties that will make it competitive.

Significant Customers

     Sales made to BT amounted to $17,252,000, or approximately 28% of the Company's 1995 sales. Sales to Korea Telecommunications Authority amounted to $7,651,000 or 13% in 1995 sales. No other customers account for 5% of the Company's sales in 1995. In addition, the former Bell operating companies continue to be the ultimate purchasers of a significant portion of the Company's products sold in the United States, while sales to foreign telephone operating companies constitute the major portion of the Company's foreign sales. The Company's contracts with these customers require no minimum purchases by such customers. Significant customers for the Signal Processing products include the major US Aerospace companies, Department of Defense service depots and OEMs in the medical imaging and process control equipment. Both catalog and custom designed products are sold to these customers. Some contracts are multi-year procurements.

Research and Development Activities

     During the fiscal years ended December 31, 1995, 1994 and 1993, the Company spent approximately $6,103,000, $3,959,000, and $6,075,000, respectively, on its research and development activities (excluding the research and development activities from discontinued operations). All research and development was Company sponsored.

Employees

     As of March 15, 1996, the Company had 354 employees of which 139 were employed in the United States, 144 were employed in Mexico, 28 were employed in the United Kingdom, and 43 were employed in Korea. The Company believes that its relations with its employees have been good, and it has never experienced a work stoppage. The Company's employees are not covered by contracts with labor unions, except for its hourly employees in Mexico who are covered by a contract with the union representing such hourly employees that expires on December 31, 1996.

Recent Developments

Sale of Fiber Optics Business Segment

     On March 13, 1996 the Company sold the assets of its fiber optics business segment to Augat Inc. for $7,893,000 and assumption by the buyer of approximately $1,400,000 of certain liabilities. The Company received, at closing, $6,793,000. The balance was escrowed and will be released over the next 12 months based on certain conditions being met. The Company generated approximately $6,500,000 of revenue in 1995. The sales proceeds were used primarily to reduce the Company's outstanding senior debt, with the balance used to provide working capital for the Company's operations.

Amendment and Extension of Loan Agreement

     On March 13, 1996 the Company amended and extended its Loan and Security agreement with its senior lender. The term of this agreement was extended from November 30, 1996 to November 30, 1998 and provides for waivers of previous events of defaults. The agreement additionally provides for a $2,000,000 revolving line of credit and a $7,000,000 Letters of Credit and Letters of Credit Guarantee facility. This facility is limited to a Borrowing Base that is equal to 80% of eligible accounts receivable and 60% of eligible inventory. Interest will be charged on all outstanding borrowings (except for undrawn Letters of Credit and Letters of Credit Guarantees) at 12%. The agreement requires Facility Fees of $600,000 annually, payable at a rate of $50,000 per month commencing on November 30, 1996 and continuing to the end of the agreement.

     As part of the agreement, the payment due on a $2,474,000 non-interest bearing Deferred Funding Fee Note, with originally scheduled payments of $1,237,000, $618,000 and $619,000 due on November 30, 1995, May 30, 1996 and
November 30, 1996, respectively, were extended to November 30, 1998. In addition, the annual Facility Fee of $310,000, due November 30, 1995, and a $300,000 non-interest bearing Net Worth Enhancement Fee Note which was due during 1995 and 1996 was also extended to November 30, 1998.

     This agreement calls for amortization of the principal of the term loan commencing on June 30, 1997 as follows: $250,000 each June 30, 1997, September 30, 1997, and on December 31, 1997, and $325,000 each on March 31, 1998 and on the last day of each quarter thereafter during the term of this agreement. There is also a provision that requires the Company to pay this senior lender additional principal, beginning with the periods stated above, based on an "Adjusted Cash Flow Amount" formula calculation. In addition, the Agreement includes an interest coverage ratio measured quarterly beginning with the quarter to end June 30, 1996 and to be measured each quarter of the agreement.

     This credit facility is secured by substantially all of the assets of the Company.

     In connection with this agreement, the senior lender was issued warrants to purchase 1,000,000 shares of the Company's common stock at $1 per share. These warrants are in addition to warrants previously issued to this senior lender.

6% Subordinated Debt Exchange Offer

     On November 30, 1995, the Company offered holders of its 6% Convertible Subordinated Debentures due July 1, 2002, to exchange $1,000 principal amount of such debt for 97 shares of the Company's common stock, par value $.01 per share, and $767.22 of principal of a new Zero Coupon Senior Subordinated Convertible Note due January 2, 1998. As of March 22, 1996 approximately 80% of the outstanding Debentures have been exchanged. The Company issued its new zero coupon notes and shares of Common Stock. This transaction will improve the Company's balance sheet and cash flow (see "Management Discussion and Analysis").

American Stock Exchange

     In 1995 the Company reported that it does not presently satisfy all of the American Stock Exchange's financial guidelines for the continued listing of its common stock. In the event that this situation is not remedied, there can be no assurance that the listing of its common stock will continue.

Item 2.  Properties

     The Company currently leases approximately 20,400 square feet of executive, sales, marketing and research and development space located in Syosset, New York; 9,300 square feet of office space used for software development located in Charlotte, North Carolina; and 48,900 square feet of manufacturing and warehousing space at two locations in Kingsville, Texas. The Company owns a 31,000 square foot manufacturing and research and develolpment facility located in Glen Cove, New York. These facilities represent substantially all of the Company's office, plant and warehouse space in the United States. The Syosset, New York lease was extended to June 30, 1998; the Charlotte, North Carolina lease expires in April 1997 and the Kingsville, Texas leases expire in July 1996 and December 1999. The aggregate annual rental is approximately $1,300,000.

     The Company's wholly-owned Mexican subsidiary, Porta Systems, S.A. de C.V., owns its approximately 40,000 square foot Matamoros, Mexico facility. A wholly-owned subsidiary of the Company located in the United Kingdom owns a 34,261 square foot facility located in Coventry, England, which facility comprises all of the Company's office, plant and warehouse space in the United Kingdom.

     The Company believes its properties are adequate for its needs.

Item 3.   Legal Proceedings

     The Company and certain of its present and former officers and directors are defendants in eight alleged class actions which have been consolidated and are pending in the United States District Court for the Eastern District of New York. The actions allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under such Act. The plaintiffs seek, among other remedies, unspecified monetary damages.

     In March 1996, the Company executed a Stipulation of Settlement to settle the class action, and an order of preliminary approval of settlement was approved by the Court. The agreement is subject to certain conditions precedent, including the maintenance by the Company's common stock of a certain minimum market value. The settlement, if consummated, will include a cash payment by the Company's insurers and issuance by the Company of 1,100,000 shares of its common stock, to be distributed in accordance with a plan to be approved by the Court. Under the agreement, the Company is not required to contribute any cash towards the proposed settlement. The Company denies the material allegations and admits no liability of any sort in connection with the settlement and dismissal of the action. Notice of the court hearing on the settlement has been sent to class members, and the hearing is scheduled for June 7, 1996.

     The Company and its wholly-owned Mexican subsidiary, Porta Systems, S.A. de C.V., were named, together with numerous other entities, as defendants in a multi-plaintiff lawsuit captioned Alvear v. Leonard Electric Products Company, et al. (Case Nos. 93-03-1354-A and 94-05-2553-A), filed in the District Court for the State of Texas located in Cameron County, Texas. The material allegations of the complaint charged that the defendants, including the Company and its subsidiary, had been negligent in their use and handling of various hazardous substances and that plaintiffs, or their children, have been severely injured and have suffered damage in unspecified amounts as a result. Plaintiffs have also requested an award of exemplary damages. The Company and its subsidiary agreed to settle such lawsuit with the plaintiffs in return for payment of a sum of $120,000 and the Partial Final Judgment with respect to such settlement was executed by Judge Benjamin Euresti, Jr. on November 23, 1994. An intervention filed by two additional plaintiffs by separate counsel has been settled with respect to one plaintiff for $2,500. The other plaintiff cannot be located and a motion has been filed for dismissal as to that plaintiff.

Item 4.  Submission of Matters to a Vote of Securities Holders

     During the fourth quarter of 1995, there were no matters required to be submitted to a vote of security holders of the Company.

Item Pursuant to  Instruction 3 of Item 401 (b) of Regulation S-K:
Executive Officers of the Company as of March 31, 1996



                                                            First Elected to
Name and Position                   Age                     Position
                                   -----                    --------
Warren H. Esanu                     53                      1996
Chairman of the Board

Edward R. Olson                     55                      1995
President,
Chief Operating Officer

William V. Carney                   58                      1988, 1989, 1990 and
Vice Chairman, Senior                                       1970, respectively
Vice President, Chief
Technical Officer and
Secretary

Michael A. Tancredi                 66                      1984 and 1978,
Vice President                                              respectively
Treasurer

Edward B. Kornfeld                  52                       1995
Vice President
Chief Financial Officer

John J. Gazzo                       53                      1984
Vice President

Prem G. Chandran                    44                      1995
Vice President

     All of the Company's officers serve at the pleasure of the Board of Directors. Of the executive officers listed above, Messrs. Esanu, Carney and Tancredi are also members of the Board of Directors. There is no family relationship between any of the executive officers listed above.

     Mr. Esanu was elected Chairman of the Board in March 1996. He has been a director of the Company since 1989. Mr. Esanu will continue to serve as of counsel to Esanu Katsky Korins & Siger, a position he has held for more than five years. Esanu Katsky Korins & Siger is general counsel to the Company. Mr. Esanu is also a founding partner and Chairman of Paul Reed Smith Guitars Limited Partnership (Maryland), a leading manufacturer of premium-priced electrical guitars. He is also a senior officer and director of a number of real estate management companies. Mr. Esanu devotes only a portion of his time to the Company.

     Mr. Olson was elected President and Chief Operating Officer of the Company in November 1995. Mr. Olson is also one of the principals of KPMG BayMark Strategies LLC. Mr. Olson continues in this position while serving as President and Chief Operating Officer of the Company. Prior to 1994 Mr. Olson was president of Ed Olson Consulting Group Ltd. for approximately five years. In addition, Mr. Olson is a member of the Board of Directors and/or officer of various other corporations. Mr. Olson devotes only a portion of his time to the Company.

     Mr. Carney has been Secretary and director since 1970 and has been Senior Vice President since November 1989 and Chief Technical Officer from December 1990. He was elected Vice Chairman in January 1988. He was Senior Vice President-Mechanical Engineering from January 1988 to November 1989 and was Senior Vice President-Manufacturing from March 1984 to February 1985, Senior Vice President-Operations from June 1977 to February 1984 and Vice President from 1970 to June 1977.

     Mr. Tancredi has been Vice President since March 1984, Treasurer since April 1978 and Director since 1970. He was Vice President from April 1978 to February 1984 and Comptroller from April 1971 to March 1978.

     Mr. Kornfeld was elected a Vice President-Finance and Chief Financial Officer of the Company in October 1995. Prior to his election to this position, Mr. Kornfeld held positions with several companies for more than five years, including Excel Technology Inc. (Quantronix Corp.) and Anorad Corporation.

     Mr. Gazzo has been Vice President-Marketing of the Company since April 1993 and was general manager of its Porta Electronics Division from November 1989 to April 1993; he was the Company's Vice President-Research and Development from March 1984 to November 1989 and was Vice President-Engineering from February 1978 to February 1984. Prior to that time, he was Chief Engineer of the Company.

     Mr. Chandran was elected an officer in December 1995. Mr. Chandran had been with the Company as Assistant Vice President of Engineering since 1991. Prior to 1991, he was Vice President of Engineering of North Hills Electronics, acquired by the Company in 1991, for more than five years.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The Company's Common Stock is traded on the American Stock Exchange, Inc. under the symbol PSI. The following table sets forth, for the period January 1, 1994 through December 31, 1995, the quarterly high and low sales prices for the Company's Common Stock on the consolidated transaction reporting systems for American Stock Exchange listed issues.

                                             High             Low
                                             ----             ---
1994
         First Quarter                      12  3/4          9  7/8
         Second Quarter                     10  7/8          9  3/4
         Third Quarter                       8  7/8          6
         Fourth                              6  3/4          4  1/2

1995     First Quarter                       6  1/4          3  3/8
         Second Quarter                      4  5/8          2  5/8
         Third Quarter                       4  3/8          1
         Fourth Quarter                      2  1/2             5/8


     The Company did not declare or pay any cash dividends in 1995 or 1994. It is the present policy of the Company to retain earnings to finance the growth and development of the business and therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's Amended and Restated Loan and Security Agreement prohibits the Company from paying cash dividends on its Common Stock.

     As of March 15, 1996, the number of holders of record of the Company's Common Stock was 593.

Item 6.  Selected Financial Data

     The following table sets forth certain selected consolidated financial information of the Company. For further information, see the Consolidated Financial Statements and other information set forth in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7:

                                              Year Ended December 31,

                                1995          1994         1993        1992         1991
                                ----          ----         ----        ----         ----
                                          (In thousands, except per share data)

Income Statement
Data:
   Sales                     $  61,181    $  68,985    $  68,141    $  68,993    $  81,957
   Operating
      income (loss)            (19,884)     (17,541)      (3,916)     (11,466)       8,971

   Income (loss) be-
      fore discontin-
      ued operations
      and  extraordinary
      item                     (29,297)     (39,995)      (7,493)      (8,539)       6,930
   Net Income
      (loss)                   (31,041)     (39,995)      (9,545)     (14,977)       8,498
   Income (loss)
      per share from
      continuing
      operations             $   (4.01)   $   (5.61)   $   (1.08)   $   (1.24)   $    1.06
   Cash dividends
      declared                    --           --           --           --           --
   Number of shares
   used in calcu-
   lating net in-
   come (loss) per
   share                         7,307        7,133        6,909        6,890        6,555
Balance Sheet
Data:
   Total Assets              $  60,591    $  84,963    $ 109,948    $ 130,345    $ 107,303
   Long-term debt
   excluding current
   maturities                $  55,389    $  57,310    $  49,931    $  34,205    $  20,430

   Stockholders' (deficit)
   equity                    ($ 29,323)   $   1,525    $  39,841    $  49,486    $  65,809



Item 7.  Management Discussion and Analysis of Financial
Condition and Results of Operations.

     The Company's consolidated statements of operations for the three years ended December 31, 1995 as a percentage of sales follows:

                                  Ended December 31,

                                     1995     1994     1993
                                     ----     ----     ----

Sales                                100%     100%     100%
Cost of sales                         92%      90%      73%
                                    ----     ----     ----
  Gross Profit                         8%      10%      27%
Selling, general and
administrative expenses               27%      29%      24%
Research and development expenses     10%       6%       9%
Litigation settlement                  2%      --       --
Writedown of net assets sold           1%      --       --
   Operating loss                    (33%)    (25%)     (6%)
Interest expense                     (14%)     (8%)     (7%)
Interest income                       --       --       --
Other                                 (1%)     (3%)     (4%)
                                             ----     ----
Loss from continuing
   operations before income
   taxes and minority interest       (47%)    (36%)    (17%)
Income tax (benefit) expense        --         22%      (6%)
                                    ----     ----     ----
Loss before discontinued
   operations                        (48%)    (58%)    (11%)
Provision for loss on disposal
   of discontinued operations          6%    --         (3%)
Extraordinary gain on early
extinguishment of debt                 3%    --       --
                                    ----     ----     ----


Net loss                             (51%)    (58%)    (14%)
                                    ----     ----     ----

Financial Condition

     The Company's working capital changed from $13,700,000 at December 31, 1994 to a working capital deficit of $8,200,000 at December 31, 1995. At September 30, 1995, the Company had a working capital deficit of $48,900,000. The improvement in working capital from September 30, 1995 primarily results from the following transactions regarding the Company's debt:

     In March 1996, the Company's loan and security agreement with its senior secured lender, Foothill Capital Corporation ("Foothill"), was amended. Pursuant to the amendment, the Company's obligations were extended from November 1996 to November 1998 and defaults at December 31, 1995 and through the date of the amendment, were waived by Foothill. As a result, the Company's indebtedness to Foothill, which was reflected as a current liability of $26,500,000 at September 30, 1995, is treated as a long-term liability of $26,600,000 at December 31, 1995.

     In addition, as a result of a default under the interest payment provisions of the Company's 6% Subordinated Debentures due 2002 (the "Debentures"), the Company's obligations under the Debentures, which were reflected as a $32,000,000 current liability at September 30, 1995, would have also been reflected as a current liability at December 31, 1995. However, as a result of an exchange offer (the "Exchange Offer") which, as of March 22, 1996, had been accepted by the holders of approximately 80% of the outstanding Debentures, the Company issued its new zero coupon notes due January 2, 1998 (Note) and shares of common stock in exchange for Debentures. The Company is classifying as current liabilities at December 31, 1995, $6,600,000 of Debentures which have not been exchanged, and the $25,700,000 of Debentures exchanged as a long-term liability, consistent with the payment terms of the Notes.

     As a result of the Exchange Offer, as of March 22, 1996, the Company issued its new zero coupon notes in the aggregate principal amount of $22,000,000 and issued 2,800,000 shares of Common Stock in exchange for Debentures in the principal amount of $28,700,000. As of such date, the principal amount of Debentures outstanding was $6,600,000. The Company is in default on payment of interest on the Debentures which were not exchanged. The Company has no past or ongoing interest obligation with respect to either the new zero coupon notes or the Debentures which were exchanged. The aggregate annual interest obligation on the Debentures which had not been converted at March 22, 1996 is approximately $440,000, as compared with the $2,200,000 aggregate annual interest obligation with respect to the Debentures which were outstanding prior to the Exchange Offer.

     On March 13, 1996, the Company consummated an agreement pursuant to which it sold certain assets and the buyer assumed certain liabilities and severance obligations related to the operations of the Company's fiber optics management and component business. Accordingly, at December 31, 1995, the net assets of the fiber optics business are reflected as "assets held for sale, net" at net realizable value, based on the terms of the sale. The net assets of the fiber optics business were sold for a total purchase price of approximately $8,000,000, of which $1,100,000 is held in escrow, subject to certain conditions, plus the assumption of approximately $1,400,000 in liabilities. The proceeds were applied to reduce the Company's obligations to Foothill in accordance with the March 1996 amendment to the Foothill agreement.

     The sale of the fiber optics business benefited the Company in two ways. First the sale of this business enabled the Company to close two facilities, with a resultant decrease in personnel and overhead costs, the benefits of which are expected to be realized commencing with the second quarter of 1996. Second, the sale enabled the Company to amend and extend its agreement with Foothill, as described above, and make a significant payment to Foothill, which reduces its ongoing interest costs.

     The Company's obligations to Foothill are secured by substantially all of the assets of the Company and its subsidiaries. The agreement with Foothill was extended for two years, and the Company is no longer in default under its agreement with Foothill. The agreement with Foothill requires the Company to continue to meet certain financial covenants. See Note 11 of Notes to Consolidated Financial Statements.

     Inventory was reduced from $20,100,000 at December 31, 1994 to $9,000,000 at December 31, 1995. This decrease resulted from an inventory reduction program during 1995 and a $1,800,000 increase in the reserve for slow-moving or obsolete inventory at December 31, 1995. In addition, as a result of its illiquid condition, certain vendors ceased shipping to the Company while others required cash before delivery or cash on delivery. In addition, the inventory relating to the Company's fiber optics business, amounting to $1,400,000, is included in "Assets held for sale" at December 31, 1995.

     Capital expenditures in 1995 were $1,479,000. The Company does not have any significant commitments at December 31, 1995 to acquire fixed assets.

     The Company's liquidity problems have resulted in increased cost of sales, resulting in lower gross profits. The gross margin for 1995 is 8%, and the gross profit of $4,700,000 is significantly less than either selling, general and administrative expenses of $16,600,000 and research and development expenses of $6,100,000. Accordingly, without a significant reduction of cost of goods sold, the Company will not be able to operate profitably. To address this situation, the Company has consummated the above transactions in 1996 to reduce costs and is reviewing options to reduce other costs and operating expenses.

     The Company continues to require cash for its operations. Foothill has provided the Company with funds to meet its immediate cash needs. However, unless the Company can reverse the negative trends in its operations, it may be unable to obtain cash from any sources, including Foothill. Although the Company has no plans to sell any of its remaining operations, no assurance can be given that it will not be necessary for the Company to do so. The failure of the Company to obtain cash when needed is likely to continue to have an adverse effect on its business.

Results of Operations

Years Ended December 31, 1995 and 1994

     The Company's continued shortage of working capital has had a material adverse effect upon its operations during 1995. The effects of the working capital shortage were compounded by the Company's defaults during 1995 under its agreement with Foothill, which resulted in curtailment of certain advances and letter of credit facilities. Although the defaults were waived as a result of a March 1996 amendment to the agreement with Foothill, during most of 1995, the Company was in default under its agreement with Foothill. Although Foothill provided the Company with cash to meet its immediate needs, its failure to provide additional advances and letter of credit facilities adversely affected the Company's operations. In March 1996, the Company sold its fiber optics business. Substantially all of the proceeds from the sale were used to reduce the Company's obligations to Foothill.

     The Company's sales for 1995 decreased by 11% from 1994 sales, as the Company experienced continuing liquidity problems which adversely affected the Company's operations. Sales of OSS products were $29,000,000, a 35% increase from OSS sales of $21,500,000 in 1994, principally as a result of increased sales to BT and sales in the Asian market. Sales of copper connection products decreased by $8,200,000, or 29%, from $28,600,000 in 1994 to $20,400,000 in
1995. The reduction in such sales reflects a reduction in sales to Telefonos de Mexico, which accounted for sales of $4,600,000 in 1994 and virtually no sales in 1995, a $1,600,000 reduction in sales of copper connection products to BT, as well as the effects of reduced production resulting from the Company's working capital problems. The Company believes that the significantly reduced sales to Telefonos de Mexico is due in part to the continuing Mexican financial crisis. However, no assurance can be given that any improvement in the Mexican economy will result in increased sales of the Company's products.

     Sales of fiber optics products declined by $5,700,000, or 47%, from $12,200,000 in 1994 to $6,500,000 in 1995. The decline reflects the Company's inability to produce fiber optics products as a result of its financial problems, as the Company allocated its resources principally to the OSS and copper connection businesses. This allocation of resources also reflected the Company's decision late in 1995 to sell the fiber optics business. Sales of fiber optics products in the fourth quarter of 1995 were less than $1,000,000.

     Sales from signal processing products, representing approximately 8% of 1995 sales, were also hampered by the Company's ongoing financial difficulties.

     Cost of sales in 1995, as a percentage of sales, increased slightly from 1994, from 90% of sales in 1994 to 92% of sales in 1995. As a result of the high cost of sales, the gross profit for 1995 was $4,700,000, which was significantly less than selling, general and administrative expenses and research and development expenses. The high cost of sales reflected (i) a lower volume of sales, (ii) the inability of the Company to purchase efficiently and to obtain materials from certain suppliers, (iii) the under-absorption of overhead costs,
(iv) modification of inventory in order to fulfill customer orders, and (v) significant writedown of fiber optics inventory reflecting the value of such inventory in connection with the sale of the fiber optics business in March 1996. In addition, as part of the Company's ongoing evaluation of its inventory and based on its 1995 level of sales, the Company increased its inventory reserve by approximately $1,800,000 for slow-moving or obsolete inventory. Steps taken to reduce manufacturing labor costs by reductions in direct and indirect manufacturing personnel were not implemented until late in the second quarter of 1995 and are reflected in cost of sales in the third and fourth quarters. The reduction of facility, personnel and overhead costs from the sale of the fiber optics business will first be reflected in the second quarter of 1996.

     Selling, general and administrative expenses decreased by $3,400,000, or 17%, from $20,000,000 in 1994 to $16,600,000 in 1995. The expense decrease reflects the Company's efforts to reduce personnel costs, as well as a reduced level of sales and marketing activities. To some extent, the effects of the personnel reduction were offset by severance costs incurred during 1995.

     Research and development expenses increased by $2,100,000, from $4,000,000 in 1994 to $6,100,000 in 1995, or 53%. The increase reflected a reduction in the amount of software development costs which qualified for capitalization.

     In 1995, the Company incurred expenses of $1,100,000, reflecting the value of the Company's common stock to be issued as a result of the settlement of class actions. See "Item 3. Legal Proceedings." In addition, in 1995, the Company wrote down the net assets of its fiber optics business to net realizable value to reflect the price at which the assets were sold in March 1996.

     As a result of the foregoing, the Company sustained an operating loss of $19,900,000, an increase of 14% from the operating loss of $17,500,000 in 1994.

     Interest expense increased $2,900,000, or 52%, from $5,600,000 in 1994 to $8,500,000 in 1995. The increase in interest expense reflects substantially higher average interest rates and increased borrowings under the Company's agreement with Foothill as compared with the interest rate and borrowings under the Company's prior agreement with Chemical Bank. Although most of the increased borrowings reflect additional borrowings for operations, $2,500,000 of the additional borrowings result from the purchase by the Company of Debentures which were purchased from Foothill in connection with the March 1995 amendment to the Foothill agreement.

     Other expenses of approximately $900,000 include costs associated with the modification of the Company's agreement with Foothill in March 1995. Other expenses in 1994 related to the restructuring of the Company's secured debt when Foothill took over Chemical Bank's note from the Company and the terms of the financing were modified.

     Income tax expense for 1995 was nominal, reflecting primarily offshore and Delaware corporate taxes. The $14,900,000 tax expense in 1994 results from providing a valuation allowance for deferred income taxes.

     The $3,500,000 loss from the sale of discontinued operations reflects a reduction in the amount of the expected recovery from the sale by the Company in 1993 of its Israeli subsidiaries which were engaged in the manufacture of data communications connecting equipment. As a result of a receivership and liquidation proceedings involving the purchaser of the subsidiaries, the estimated recovery from the sale of such operations was reduced from $4,500,000, which was the estimated recovery at December 31, 1994, to $1,000,000, which is the estimated recovery at December 31, 1995.

     In connection with the February 1995 amendment to the Company's agreement with Foothill, the Company repurchased from Foothill and retired $3,900,000 principal amount of Debentures for approximately $2,500,000 through an increase of $3,000,000 in the term loan to Foothill and the repricing of certain warrants granted to Foothill. The Company recorded an extraordinary item, a gain of $1,800,000 million on early extinguishment of this debt, representing the difference between the book value of the debt and the approximate market value of the debt on the date of the transaction.

     As a result of the foregoing, the Company sustained a loss from continuing operations in 1995 of $29,300,000, or $4.01 per share, as compared with a loss from continuing operations in 1994 of $40,000,000, or $5.61 per share. After giving effect to the loss on sale of discontinued operations and the gain on early extinguishment of debt, the Company sustained a net loss of $31,000,000, or $4.25 per share, for 1995, as compared with a net loss of $40,000,000, or $5.61 per share, in 1994.

     In March 1996, the Company sold the net assets of its fiber optics business, amended its agreement with Foothill and reduced its indebtedness to Foothill. In addition, through March 22, 1996, the Company issued its zero coupon notes in the principal amount of $22,000,000 and issued 2,800,000 shares of Common Stock in exchange for $28,800,000 principal amount of Debentures and accrued interest of $1,600,000 at December 31, 1995, pursuant to the Exchange Offer. These transactions enabled the Company to reduce its facilities and personnel expenses, reduce the indebtedness to Foothill and reduce ongoing interest costs. The effects of these transactions will not be realized until the second quarter of 1996. However, the benefits to the Company from the reduction in operating costs, including reductions resulting from the sale of the fiber optics business, and the reduced interest expense will not enable the Company to operate profitably unless it is able to significantly reduce its cost of goods sold or increase its sales margins and reduce its general overhead, as to which no assurance can be given.

Years Ending December 31, 1994  and 1993

     Sales from continuing operations for the full year ended December 31, 1994 compared to 1993 were up 1% primarily due to increased sales in each of the first three quarters of 1994 compared to the similar periods of 1993. The Company's sales from continuing operations for the fourth quarter of 1994 were substantially below expectations, notwithstanding adequate backlog, due to the continuation of the shipment delays caused by persistent and worsening parts shortages associated with the reductions in borrowing availability under the Company's borrowing agreement with its Senior Lender, and a product mix which resulted in shipment of lower priced and margined products. In addition, the Company's fourth quarter 1994 OSS sales were generally and adversely impacted by the intercreditor disagreement which resulted in the Company allocating working capital toward product manufacture in connection with the contract in order to fulfill its agreement with its customer and slowing performance on other contracts in the field due to resulting scarce working capital resources.

     Sales of OSS equipment during the year ended December 31, 1994 were $21,500,000 compared to $17,700,000 in 1993, an increase of 21%, due primarily to increased sales during 1994 by the Company's Korean joint venture subsidiary. While sales of fiber optic connection/protection products for the year ended December 31, 1994 increased to $12,151,000 compared to $8,854,000 in 1993, sales of fiber optic connection/protection products during the fourth quarter of 1994 were adversely affected by the reductions in working capital availability discussed above. Sales of copper connection/protection products decreased 16% during the year ended December 31, 1994 compared to 1993 due in part to shipment delays caused by persistent parts shortages during the three months ended September 30, 1994 (which accelerated in the three months ended December 31,
1994) resulting from the reductions in working capital availability under the Restated Credit Agreement, as well as the inability of a supplier to ship parts meeting quality standards required by the Company. While shipments to British Telecommunications plc had fallen during the three months ended September 30, 1994, the Company was able to increase its shipments to this customer during the fourth quarter of 1994. The Company's backlog for copper products significantly increased during this period due to increased orders for these products. Also, the Company's sales to Telefonos de Mexico, which were denominated in Mexican pesos and which were expected to be approximately the same in 1994 as in 1993 but more evenly distributed over all four quarters of the year, were adversely affected in early December 1994 by the Mexican economic crisis which caused the Company to temporarily halt shipments to Telefonos de Mexico pending negotiations with Telefonos de Mexico to determine the increased pricing consequences of such economic crisis. Sales of other products, primarily Signal Processing products, in the year ended December 31, 1994 were slightly higher than sales during 1993 although sales of other products in the third and fourth quarters of 1994 were also somewhat affected by the operational inefficiencies resulting from the reductions in working capital availability.

     The dollar amount of cost of sales for the year ended December 31, 1994 increased approximately $13,000,000 or 26% compared to 1993. Cost of sales as a percentage of sales for the year ended December 31, 1994 compared to 1993 increased to 91% from 73%. The dollar amount of cost of sales for the third and fourth quarters of 1994 compared to the similar periods of 1993 and to the Company's historical cost of sales experience were particularly high and negatively impacted the entire year's results due to the unfavorable impact on the Company's operational costs of the reductions in working capital availability under the Restated Credit Agreement, the effect of the Company's concentrated effort to reduce inventories and the sale of lower margin products in order to generate cash internally to address such reductions in externally available working capital. In addition, the substantial contribution of the Company's joint venture in Korea, which sells lower margin OSS products, to OSS equipment sales tended to increase cost of sales as a percentage of sales. The Company's operational costs were additionally affected by manufacturing inefficiencies resulting from materials shortages, smaller productions runs, higher per unit purchasing and freight costs as well as increased numbers of employees and idle labor manufacturing time and maintenance of a fixed level of expenses associated with the support of a higher level of OSS equipment sales than actually resulted in 1994. While the Company's effort to reduce inventories resulted in increased cash flow in the third and fourth quarters of 1994, the consequences of this effort was higher labor costs related to rework of inventory and reduced margins associated with the sale of certain slow moving inventory at unfavorable prices. Also, the Company's aggressive inventory reduction program caused it to conclude, after sales of such inventory, that no easily accessible and significant market remained for certain of its copper products in the markets traditionally accessed by the Company or which the Company would reasonably be able to access in the near term given the restructuring and cost cutting moves described elsewhere. Accordingly, the Company determined to make a $2,000,000 provision for such products. In addition, the Company has made a provision for approximately $2,000,000 of high density frames which it has in stock due to its discovery that such high density frames contain defective parts sold to it by a vendor. The Company is presently considering taking action against such vendor to recoup its losses resulting from such defective parts.

     The dollar amount of selling, general and administrative expenses in the year ended December 31, 1994, increased by 22% compared to 1993, while selling, general and administrative expenses as a percentage of sales increased by 20% during the year ended December 31, 1994 compared to 1993. Selling, general and administrative expenses were significantly higher during the last quarter of 1994 compared to 1993 due to the costs of servicing its Asia/Pacific marketplace and selling associated with the European market and commission costs. In addition, the impact of certain one time costs associated with the pursuit of substitute financing, the costs of defense of certain lawsuits which the Company was defending during these periods and the costs of settlement of one of these lawsuits increased selling, general and administrative expenses during the year ended December 31, 1994.

     Research and development expenses for the year ended December 31, 1994 compared to 1993 decreased significantly, both as a dollar amount and as a percentage of sales, in part because of a reduction in staff and related costs due primarily to the consolidation of research and development activities previously conducted separately by companies acquired in prior periods and in part because of lower research and development requirements for the Company's more mature products.

     The Company's operating loss for the year ended December 31, 1994 is primarily attributable to a number of factors, including a shortfall in the volume of sales, a cost structuring for a much larger level of sales, an inability to adjust the organization to deal with the sales shortfall, the reductions in availability of working capital, inventory reduction program, and transaction costs related to both the Restated Credit Agreement and the New Credit Agreement.

     The Company's operating loss for the year ended December 31, 1993 was $3,916,000 and reflected an improving operational trend during the last six months of the year. A substantial portion of this operating loss was due to low volumes of production in comparison to manufacturing capacity, as well as, costs associated with strategic investments in OSS and fiber optic areas being made by the Company. In addition, and consistent with the Company's cost of sales, the mix of product sales contributed to the extent of the loss.

     Interest expense for the year ended December 31, 1994 compared to 1993 increased due to higher average interest rates although such higher average rates were offset by a slightly lower borrowing level during most of 1994 compared to 1993. Interest expenses increased substantially during 1993 compared to 1992 due to substantially increased debt used to finance the Company's operating losses and a full year's interest on the 6% Convertible Subordinated Debentures.

     As reported, other expenses for the year ended December 31, 1994 compared to 1993 decreased. However, such 1994 expenses included various advisory fees required as a result of the Company's relationship with its lending banks and fees related to the costs of the Company's financing with both its lending banks and its new senior lender, which were partially offset by a $ 313,000 gain from the satisfaction of the bank obligations.

     Other expenses for the year ended December 31, 1993 are predominantly comprised of various advisory fees relating to the negotiation and finalization of the Restated Credit Agreement as well as fees related to the Company's unsuccessful efforts to acquire a telecommunications manufacturing business of another company.

     The Company adopted Financial Accounting Standard No. 109 effective January 1, 1992 and, as of December 31, 1993, had recognized a deferred tax asset of $13,955,000, principally relating to the Company's net operating loss carryforwards. In the third quarter of 1994, the Company, after reviewing the deferred tax asset in the context of its results of operations for such third quarter, recorded a valuation allowance in the entire amount of such deferred tax asset, which is included in 1994 income tax expense. As a result, the Company recorded income tax expense of $14,920,000 for the year ended December 31, 1994 compared to income tax benefit of $3,885,000 in 1993, principally relating to operating losses for United States income tax purposes. The decision to record such valuation allowance in 1994 was based on the criteria contained in Financial Accounting Standard No. 109, generally requiring a valuation allowance when cumulative losses have been experienced and there is a lack of sufficient objective offsetting evidence to conclude that it is more likely than not that the deferred tax asset will be utilized.

New Accounting Standards

     In October 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, "Accounting for Stock-Based Compensation", which must be adopted by the Company in 1996. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in 1996, the pro-forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

     In March 1995, The FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which must also be adopted by the Company in 1996. The effect of adopting this standard will be insignificant.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PORTA SYSTEMS CORP.
                                   (Registrant)


                                   By Warren H. Esanu
                                      ---------------
                                      Warren H. Esanu
                                      Chairman of the Board

Date:  April 1, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   Date
                                   ----
Warren H. Esanu                    April 1, 1996
- ----------------
Warren H. Esanu
Chairman of the Board
and Director


Edward R. Olson                    April 1, 1996
- ---------------
Edward R. Olson
President


Edward B. Kornfeld                April 1, 1996
- ------------------
Edward B. Kornfeld
Vice President and
Chief Financial and
Accounting Officer


Howard D. Brous                   April 1, 1996
- ---------------
Howard D. Brous
Director


William V. Carney                 April 1, 1996
- -----------------
William V. Carney
Director

                                  Date
                                  ----
Herbert H. Feldman                April 1, 1996
- ------------------
Herbert H. Feldman
Director


Stanley Kreitman                  April 1, 1996
- ----------------
Stanley Kreitman
Director


Michael A. Tancredi               April 1, 1996
- -------------------
Michael A. Tancredi
Director

Item 8.   Financial Statements and Supplement Data

Index                                                                      Page

Independent Auditor's Report ............................................   F-1

Consolidated Financial Statements and Notes:

     Consolidated Balance Sheets,
       December 31, 1995 and 1994 .......................................   F-2

     Consolidated Statement of Operations for the Years Ended
       December 31, 1995, 1994 and 1993 .................................   F-3

     Consolidated Statements of Stockholders' Equity for the
       Years Ended December 31, 1995, 1994 and 1993 .....................   F-4

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1995, 1994 and 1993 .................................   F-5

     Notes to Consolidated Financial Statements .........................   F-6



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

 None.

                                    PART III


Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

(a)  Documents filed as part of this Annual Report on Form 10-K:

     (i)  Financial Statements.

          See Index to Consolidated Financial Statements under
          Item 8 hereof.

     (ii) Financial Statement Schedules.

            None

     Schedules not listed above have been omitted for the reasons that they were inapplicable or not required or the information is given elsewhere in the financial statements.

     Separate financial statements of the registrant have been omitted since restricted net assets of consolidated subsidiaries do not exceed 25% of consolidated net assets.

     (b)  Reports on Form 8-K.

          A current report on Form 8-K dated November 30, 1994 was filed.

(c)  Exhibits

Exhibit No.    Description of Exhibit

   3.1 Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 4(a) of the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

   3.2 Certificate of Designation of Series B Participating Convertible Preferred Stock.

   3.3    By-laws of the Company, as amended to date.

   4.1 Amendment dated as of December 16, 1993 to the Warrant Agreement among the Company, Aster Corporation and Chemical Bank as successor to Manufacturers Hanover Trust Company as Warrant Agent, incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

   4.2 Form of Rights Agreement, dated as of March 22, 1989 between the Company and Manufacturers Hanover Trust Company, as Rights Agent, incorporated by reference to the Company's Registration Statement on Form 8-A dated April 3, 1989.

   4.2.1 Amendment No. 1 to Rights Agreement, dated July 28, 1993 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company), as Rights Agent, incorporated by reference to the Company's Registration Statement on Form 8-A/A filed August 4, 1993.

   4.3 Warrant issued to Aspen Grove Financial Corporation to Purchase 87,500 Shares of Common Stock dated as of June 13, 1994, incorporated by reference to Exhibit 4(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

   4.4 Warrant issued to Banque Scandinave en Suisse to Purchase 100,000 shares of Common Stock dated as of June 13, 1994, incorporated by reference to Exhibit 4(f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

   4.5 Stock Option Agreement dated as of May 15, 1994 between the Company and Stanley Kreitman, incorporated by reference to Exhibit 4(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

   4.6 Amended and Restated Loan and Security Agreement dated as of November 28, 1994, between the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.7 Amendment Number One dated February 13, 1995 to the Amended and Restated Loan and Security Agreement dated as of November 28, 1994 between the Company and Foothill Capital Corporation.

   4.7.1  Letter Agreement dated as of February 13, 1995.

   4.7.2 Amendment Number Two dated March 30, 1995 to the Amended and Restated Loan and Security Agreement dated as of November 28, 1994 between the Company and Foothill Capital Corporation.

   4.7.3  Waiver of Default dated March 30, 1995.

   4.8 Secured Promissory Note dated November 28, 1994 made by the Company in favor of Foothill Capital Corporation, incorporated by reference to
          Exhibit 4 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.9    Amended and Restated Secured Promissory Note dated February 13, 1995.

   4.10 Deferred Funding Fee Note dated November 28, 1994 made by the Company in favor of Foothill Capital Corporation, incorporated by reference to
          Exhibit 5 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.11   Amendment  Number  Three to Amended  and  Restated  Loan and  Security
          Agreement dated March 12, 1996, between the Company and Foothill Capital Corporation.

   4.12 Warrant to Purchase Common Stock of the Company dated November 28, 1994 executed by the Company in favor of Foothill Capital Corporation, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.12.1 Amendment Number One to Warrant to Purchase Common Stock of the Company dated as of February 13, 1995 executed by the Company in favor of Foothill Capital Corporation.

   4.13 Assignment of Loans, Liens and Loan Documents dated November 28, 1994 between Chemical Bank, The Bank of New York, Foothill Capital Corporation, the Company and certain of the subsidiaries of the Company, incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.14   Warrant to Purchase  Common  Stock of the Company  dated  November 28,
          1994 executed by the Company in favor of Chemical Bank, incorporated by reference to Exhibit 12 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.15 Warrant to Purchase Common Stock of the Company dated November 28, 1994 executed by the Company in favor of The Bank of New York, incorporated by reference to Exhibit 13 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.16 Indenture dated as of July 1, 1992 between the Company and the Bank of New York as trustee, incorporated by reference to Exhibit 4(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

   4.17 Form of Warrant to Purchase Common Stock of the Company dated as of June 1, 1993 between the Company and Mallory Factor, incorporated by reference to Exhibit 4(f) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

   4.18 Form of Warrant Agreement dated as of August 12, 1993 between the Company and Berenson Minella & Company, incorporated by reference to
          Exhibit 4(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

   4.19 Lockbox Operating Procedural Agreement dated as of November 28, 1994 among Chemical Bank, the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.20 Security Agreement, dated as of July 16, 1993, made by Woo Shin Electro-Systems Company to

          Chemical Bank, incorporated by reference to Exhibit 4(b) (iv) of the Company's Quarterly Report on Form 10-Q for the quarter ended
          June 30, 1993.

   4.21 Indenture dated as of November 30, 1995, between the Company and American Stock Transfer & Trust Company.

   10.1 Form of Split Dollar Agreement -- more than ten years, incorporated by reference to Exhibit l9(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

   10.2 Form of Split Dollar Agreement -- less than ten years, incorporated by reference to Exhibit 19 (e) of The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

   10.3 Form of Amendment No. 1 to Split Dollar Agreement -- less than ten years -- Acceleration upon change of control, incorporated by reference to Exhibit 10(i)(i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

   10.4 Form of Executive Salary Continuation Agreement, incorporated by reference to Exhibit l9(cc) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

   10.5 Agreement dated as of January 1, 1990 between the Company and Alpha Risk Management, Inc., incorporated by reference to Exhibit 10(k) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

   10.6 Agreement dated May 25, 1988 between British Telecommunications plc and the Company, incorporated by reference to Exhibit l9(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988. Confidential Treatment granted document filed separately with the SEC.

   10.7 Lease dated December 17, 1990 between the Company and LBA Properties, Inc., incorporated by reference to Exhibit 10 (d) of the Company's annual report on Form 10-K for the year ended December 31, 1990.

   10.8 Asset Purchase Agreement dated as of March 6, 1996 by and among Augat Inc., Porta Systems Corp. and certain of its Subsidiaries.

   10.9 Form of Employment Contract dated October 2, 1995 between the Company and KPMG BayMark Strategies LLC's Crisis Management Group.

   10.10 Form of Employment Contract dated October 16, 1995 between the Company and Edward B. Kornfeld.

   10.11 Form of Employment Contract dated March 28, 1996 between the Company and Warren H. Esanu.

   10.12 Form of Executive Salary Continuation Agreement dated October 16, 1995 between the Company and Edward B. Kornfeld.


   22.1   Subsidiaries of the Company.

   23     Consent of Independent Auditors

                          Independent Auditors' Report


The Board of Directors and
Stockholders of Porta Systems Corp.:

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 1995 and 1994, and the related statements of operations, stockholders' (deficit) equity, and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and working capital and net capital deficiencies raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                           KPMG PEAT MARWICK LLP

Jericho, New York
March 22, 1996

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1995 and 1994
                             (Dollars in thousands)

                                 Assets                                         1995          1994
                                 ------                                         ----          ----
Current assets:
  Cash and cash equivalents                                                  $  1,109       2,332
  Accounts receivable - trade, less allowance for doubtful
     accounts of $1,251 in 1995 and $585 in 1994                               12,626      13,964
  Inventories                                                                   8,979      20,146
  Prepaid expenses                                                                659       1,020
  Receivable from sale of discontinued operations                               1,000        --
                                                                             --------    --------
                  Total current assets                                         24,373      37,462
                                                                             --------    --------

Assets held for sale, net                                                       7,893        --
Property, plant and equipment, net                                              6,911      11,139
Receivable from sale of discontinued operations                                  --         4,500
Deferred computer software, net                                                 3,188       6,257
Goodwill, net of amortization of $2,265 in 1995 and $2,192 in 1994             11,793      19,032
Other assets                                                                    6,433       6,573
                                                                             --------    --------
                  Total assets                                               $ 60,591      84,963
                                                                             ========    ========
                 Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
  Convertible subordinated debentures                                        $  6,564        --
  Accounts payable                                                              8,302       9,690
  Accrued expenses                                                             10,502       6,065
  Accrued interest payable                                                      3,534       1,414
  Accrued commissions                                                           2,016       2,180
  Income taxes payable                                                            780         478
  Customer advances                                                               504       2,525
  Notes payable                                                                  --         1,237
  Short-term loans                                                                368         152
                                                                             --------    --------
                  Total current liabilities                                    32,570      23,741
                                                                             --------    --------
Long-term debt                                                                 26,645      21,000
Convertible subordinated debentures                                            25,660      35,073
Notes payable net of current maturities                                         3,084       1,237
Income taxes payable                                                              811       1,330
Other long-term liabilities                                                       385         400
Minority interest                                                                 759         657
                                                                             --------    --------
                  Total long-term liabilities                                  57,344      59,697
                                                                             --------    --------
Commitments and contingencies

Stockholders' (deficit) equity:
   Preferred stock, no par value; authorized 1,000,000 shares, none issued       --          --
   Common stock, par value $.01; authorized 20,000,000 shares,
      issued 7,461,806 shares in 1995 and 1994                                     75          75
   Additional paid-in capital                                                  33,248      32,888
   Foreign currency translation adjustment                                     (4,199)     (4,031)
   Accumulated deficit                                                        (56,074)    (25,033)
                                                                             --------    --------
                                                                              (26,950)      3,899
   Treasury stock, at cost, 166,700 and 154,700
      shares in 1995 and 1994, respectively                                    (2,066)     (1,938)
   Receivable for employee stock purchases                                       (307)       (436)
                                                                             --------    --------
                 Total stockholders' (deficit) equity                         (29,323)      1,525
                                                                             --------    --------
                 Total liabilities and stockholders' (deficit) equity        $ 60,591      84,963
                                                                             ========    ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 1995, 1994 and 1993
                    (in thousands, except per share amounts)


                                                                   1995         1994        1993
                                                                   ----          ----       ----
Sales                                                            $ 61,181      68,985      68,141
Cost of sales                                                      56,444      62,530      49,539
                                                                 --------    --------    --------
                  Gross profit                                      4,737       6,455      18,602
                                                                 --------    --------    --------

Selling, general and administrative expenses                       16,556      20,037      16,443
Research and development expenses                                   6,103       3,959       6,075
Litigation settlement                                               1,100        --          --
Write-down of net assets held for sale to net realizable value        862        --          --
                                                                 --------    --------    --------
                  Total expenses                                   24,621      23,996      22,518
                                                                 --------    --------    --------
                  Operating loss                                  (19,884)    (17,541)     (3,916)
Interest expense                                                   (8,484)     (5,617)     (4,813)
Interest income                                                        87         251         357
Other, net                                                           (884)     (2,022)     (2,985)
                                                                 --------    --------    --------
                  Loss from continuing operations before
                     income taxes and minority interest           (29,165)    (24,929)    (11,357)
Income tax expense (benefit)                                           30      14,920      (3,885)
Minority interest                                                    (102)       (146)        (21)
                                                                 --------    --------    --------
                  Loss before discontinued operations             (29,297)    (39,995)     (7,493)
Provision for loss on disposal of discontinued operations          (3,500)       --        (2,052)
                                                                 --------    --------    --------
                  Loss before extraordinary item                  (32,797)    (39,995)     (9,545)

Extraordinary gain on early extinguishment of debt                  1,756        --          --
                                                                 --------    --------    --------
                  Net loss                                       $(31,041)    (39,995)     (9,545)
                                                                 ========    ========    ========
Per share amounts:
   Continuing operations                                         $  (4.01)      (5.61)      (1.08)
   Discontinued operations                                           (.48)       --          (.30)
   Extraordinary item                                                 .24        --          --
                                                                 --------    --------    --------
                  Net loss per share                             $  (4.25)      (5.61)      (1.38)
                                                                 ========    ========    ========
Weighted average shares outstanding                                 7,307       7,133       6,909
                                                                 ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' (Deficit) Equity
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)



                                                                                                       Receivable     Total
                                                                     Foreign     Retained                  for       Stock-
                                      Common Stock     Additional   Currency     Earnings               Employee     holders'
                                   No. of     Par Value  Paid-in   Translation (Accumulated  Treasury     Stock    (Deficit)/
                                   Shares      Amount    Capital   Adjustment    Deficit)      Stock    Purchases    Equity
                                   ------------------------------------------------------------------------------------------
Balance at December 31, 1992        7,054       $71     $29,457    $(2,102)      $24,507    $(1,938)     $(509)       $49,486

Net loss 1993                           -         -           -          -        (9,545)         -          -         (9,545)
Stock issued                           28         -          92          -             -          -          -             92
Repayments of receivable                -         -           -          -             -          -         11             11
Warrants issued                         -         -         604          -             -          -          -            604
Foreign currency translation
   adjustment                           -         -           -       (807)            -          -          -           (807)
                                    -----------------------------------------------------------------------------------------
Balance at December 31, 1993        7,082        71      30,153     (2,909)       14,962     (1,938)      (498)        39,841


Net loss 1994                           -         -           -          -       (39,995)         -          -        (39,995)
Stock issued                          380         4       2,135          -             -          -          -          2,139
Warrants issued                         -         -         600          -             -          -          -            600
Write off of receivable for
   employee stock purchases             -         -           -          -             -          -         62             62
Foreign currency translation
   adjustment                           -         -           -     (1,122)            -          -          -         (1,122)
                                    -----------------------------------------------------------------------------------------
Balance at December 31, 1994        7,462        75      32,888     (4,031)      (25,033)    (1,938)      (436)         1,525


Net loss 1995                           -         -           -          -       (31,041)         -          -        (31,041)
Warrants issued                         -         -         360          -             -          -          -            360
Write off of receivable for
   employee stock purchases             -         -           -          -             -       (128)       129              1
Foreign currency translation
   adjustment                           -         -           -       (168)            -          -          -           (168)
                                    -----------------------------------------------------------------------------------------
Balance at December 31, 1995        7,462       $75     $33,248    $(4,199)     $(56,074)   $(2,066)     $(307)      $(29,323)
                                    =========================================================================================


          See accompanying notes to consolidated financial statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1995, 1994 and 1993
                             (Dollars in thousands)


                                                                              1995        1994          1993
                                                                              ----        ----          ----
Cash flows from operating activities:
    Net loss                                                                $(31,041)    (39,995)     (9,545)
    Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
          Loss on disposal of discontinued operations                          3,500        --         2,052
          Gain on extinguishment or refinancing of indebtedness               (1,756)       (913)       --
          Non-cash financing costs                                             2,698         600         202
          Deferred income taxes                                                 --        13,955      (4,841)
          Depreciation and amortization                                        7,015       5,580       5,416
          Write off of employee notes receivable                                   1          62        --
          Amortization of discount on convertible subordinated debentures        603         442         426
          Minority interest                                                      102         163          21
    Changes in assets and liabilities:
       Accounts receivable                                                     1,338       2,598       4,640
       Inventories                                                             9,700       8,047       1,613

       Prepaid expenses                                                         (773)       (328)        178
       Other assets                                                            1,916        (330)     (1,857)
       Accounts payable, accrued expenses and other liabilities                4,167      10,414      (4,621)
                                                                            --------    --------    --------
                  Net cash (used in) provided by operating activities         (2,530)        295      (6,316)
                                                                            --------    --------    --------
Cash flows from investing activities:
    Capital additions, net of minor disposals                                 (1,749)     (1,107)     (1,559)
    Repayment of employee loans                                                 --          --            11
                                                                            --------    --------    --------
                  Net cash used in investing activities                       (1,749)     (1,107)     (1,548)
                                                                            --------    --------    --------
Cash flows from financing activities:
    Proceeds from issuance of debt                                             5,781      24,212      22,897
    Repayments of debt                                                        (2,500)    (22,299)    (19,397)
    Proceeds from issuance of common stock                                      --         2,139          92
    Repayments of notes payable/short-term loans                                --        (1,162)     (9,942)
                                                                            --------    --------    --------
                  Net cash provided by (used in) financing activities          3,281       2,890      (6,350)
                                                                            --------    --------    --------
Effect of exchange rates on cash                                                (225)     (1,473)       (807)
(Decrease) increase in cash and cash equivalents                              (1,223)        605     (15,021)
Cash and equivalents - beginning of year                                       2,332       1,727      16,748
                                                                            --------    --------    --------
Cash and equivalents - end of year                                          $  1,109       2,332       1,727
                                                                            ========    ========    ========
Supplemental cash flow information:
    Cash paid for interest                                                  $  2,915       4,196       4,135
                                                                            ========    ========    ========
    Cash paid for income taxes                                              $     73         128          80
                                                                            ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1995 and 1994


(1)  Summary of Significant Accounting Policies

     Nature of Operations and Principles of Consolidation

     Porta Systems Corp. (the "Company") designs, manufactures and markets systems for the connection, protection, testing and administration of public and private telecommunications lines and networks. The Company has various patents for copper and software based products and systems that support voice, data, image and video transmission. The Company's principal customers are the U.S. regional telephone operating companies and foreign telephone companies.

     The accompanying consolidated financial statements include the accounts of Porta Systems Corp. (the "Company") and its majority-owned or controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

     Revenue Recognition

     Revenue, from other than contracts for specialized  products, is recognized when a product is shipped. Revenues and earnings relating to long-term contracts for specialized products are recognized on the percentage-of-completion basis primarily measured by the attainment of milestones. Anticipated losses, if any, are recognized in the period determined.

     Cash Equivalents

     The Company considers investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of commercial paper.

     Inventories

     Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market.

     Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Leasehold improvements are amortized over the term of the lease. Depreciation is computed using the straight-line method over the related assets' estimated lives.

     Deferred Computer Software

     Software costs incurred for specific customer contracts are charged to cost of sales at the time revenues on such contracts are recognized. Software development costs relating to products the Company offers for sale are deferred in accordance with Statement of Financial Accounting Standards
        (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". These costs are amortized to cost of sales over the periods that the related product will be sold, up to a maximum of four years. Amortization of computer software costs, which all relate to products the Company offers for sale, amounted to approximately $3,171,000, $1,847,000 and $1,414,000 in 1995, 1994, and
        1993, respectively.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     Goodwill

     Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis over 18 to 40 years. At December 31, 1995, $7,242,000 of the goodwill is being amortized over approximately 18 years and $4,551,000 is being amortized over 40 years. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future cash flows from the related businesses.

     Income Taxes

     Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Further, the effects of enacted tax law or rate changes are included in income as part of deferred tax expense or benefit for the period that includes the enactment date.

     Puerto Rico income taxes were accrued prior to September 30, 1993 on income earned by a subsidiary of the Company which had operated in Puerto Rico based on a ten year 90% industrial tax exemption effective for periods subsequent to May 28, 1987. The Company's subsidiary operating in Puerto Rico was liquidated by merger on September 30, 1993 (see note 9).

     Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the functional currency) are included in net income or loss.

     Earnings (Loss) Per Share

     Earnings  per  share are  based on the  weighted  average  number of shares outstanding and common equivalent shares arising from dilutive unexercised stock options. Loss per share is based on the weighted average number of shares outstanding. Fully diluted earnings per share information is not presented as it is anti-dilutive.

     Reclassifications

     Certain   reclassifications   have  been  made  to  conform   prior  years'
        consolidated financial statements to the 1995 presentation.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     Use  of Estimates

     The preparation of  financial   statements  in  accordance  with  generally
        accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable, inventory reserves, and the deferred tax asset valuation allowance. Actual results could differ from those and other estimates.

(2)   Liquidity

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. In 1995 and 1994, the Company experienced a lack of liquidity. In addition, the Company's recurring losses from operations and working capital and net capital deficiencies raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

     The Company, to enhance its liquidity, sold the net assets related to its fiber optics business in March 1996 (note 4). This sale raised approximately $8 million of cash and the acquiring company assumed approximately $1,400,000 of liabilities. The sale of this business, which in 1995 and prior years sustained significant losses, eliminated a considerable operating cash drain. A majority of the proceeds from the sale were used to pay down a portion of the Company's debt, which in turn will reduce ongoing interest costs and provide the Company with working capital through the ability to then restructure its senior debt. In addition, through March 22, 1996, the Company exchanged approximately 80% of its 6% subordinated convertible debt for non-interest bearing notes. This will reduce interest expense by approximately $1,700,000 per year. In addition, the Company is reviewing various options in which it can streamline operations or further reduce operating expenses to enhance the Company's ability to attain profitable operations.


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

(3)  Discontinued Operations

     In 1992, the Company recorded the sale of its network communications business, for which it received $3,750,000 in cash and cash equivalents plus promissory notes, which after an additional provision for loss on disposal of discontinued operations of $2,052,000 in 1993, had a balance of $4,500,000.

     As a result of liquidation and receivership proceedings involving the indirect parent of the buyer of the business, the estimated recovery from the sale of such operations was reduced in the second quarter of 1995 to $1,000,000 which resulted in an additional provision for loss on disposal of discontinued operations of $3,500,000 in 1995. The remaining receivable at December 31, 1995 is collateralized, at the option of the Company, by either a $750,000 standby letter of credit or approximately 54,000 shares of common stock of the entity which acquired the business from receivership. Such shares are held in escrow and have a fair value of $1,387,000 at December 31, 1995 based on quoted market prices. As part of an agreement with the Company's primary lender, the remaining proceeds from the sale of the network communications business must be applied to reduce the outstanding principal balance of the Company's term loan (note 11).

(4)  Assets Held for Sale

     On March 13, 1996, the Company consummated an agreement pursuant to which it sold certain assets and the buyer assumed certain liabilities and severance obligations related to the operations of the Company's fiber optics management and component business for $7,893,000, subject to certain adjustments. The Company continues to be liable for certain liabilities amounting to approximately $700,000, related to its fiber optics facilities in Ireland. The Company received $6,793,000 at closing and the remainder was placed into two escrow funds to be released over the next year, subject to certain conditions, including a final valuation of the net assets transferred. The proceeds were primarily used to repay long-term debt (note 11). As a result of the transaction, the Company recorded a charge to operations in 1995 of $862,000 to write down the net assets sold to net realizable value. Net sales of the fiber optics business approximated $6,513,000, $12,150,000, and $8,654,000 for
        1995, 1994 and 1993, respectively.

     Net assets held for sale at net realizable value as of December 31, 1995 consists of the following:

        Inventory                                                 $  1,467,000
        Fixed assets                                                 1,510,000
        Deferred computer software                                     319,000
        Goodwill                                                     5,897,000
        Other assets                                                   115,000
        Accounts payable and accrued liabilities                    (1,415,000)
                                                                    ----------
                                                                  $  7,893,000
                                                                  ============

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

(5)  Joint Venture

     The Company entered into a joint venture agreement as of April 24, 1986 with a Korean partner. Unless otherwise terminated in accordance with the joint venture agreement, the joint venture will terminate on December 31, 2010. In addition, the Company has entered into an agreement with its joint venture partner whereby the Company has obtained an option, exercisable for approximately $2,300, to purchase an additional 1% interest in Woo Shin Electro-Systems Co. (Woo Shin), which would increase the Company's ownership percentage to 51%. The Company consolidates the operations of Woo Shin since the Company can obtain a controlling interest at its election for a nominal sum and Woo Shin is entirely dependent on the Company for the products it sells as well as receiving management assistance from the Company. The interest in the joint venture not owned by the Company is shown as a minority interest.

(6)  Inventories

      Inventories consist of the following:
                                                     December 31,
                                                      ------------
                                              1995               1994
                                              ----                ----
          Parts and components             $ 5,370,000         11,838,000
          Work-in-process                      849,000          1,854,000
          Finished goods                     2,760,000          6,454,000
                                            ----------         ----------

                                           $ 8,979,000         20,146,000
                                            ==========         ==========

(7)   Property, Plant and Equipment

      Property, plant and equipment consists of the following:


                                               December 31                   Estimated
                                        1995                1994           useful lives
                                        ----                ----           ------------
 Land                               $      246,000            246,000             -
 Buildings                               2,358,000          2,288,000         20 years
 Machinery and equipment                 8,426,000         15,149,000         5-8 years
 Furniture and fixtures                  3,379,000          5,057,000        5-10 years
 Transportation equipment                  240,000            372,000          4 years
 Tools and molds                         4,233,000          5,501,000          8 years
 Leasehold improvements                    827,000          3,539,000       Term of lease
 Construction in progress                        -             35,000
                                    --------------    ---------------
                                        19,709,000         32,187,000

 Less accumulated depreciation
    and amortization                    12,798,000         21,048,000
                                    --------------    ---------------

                                    $    6,911,000         11,139,000
                                    ==============    ===============

     Total  depreciation  and  amortization  expense  for  1995,  1994  and 1993
        amounted  to  approximately   $3,610,000,   $3,242,000  and  $2,996,000,
        respectively.
                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

(8)  Accounts Receivable

     Accounts  receivable  included  approximately  $1,146,000 and $2,246,000 at
        December 31, 1995, and 1994, of revenues earned but not yet contractually billable relating to long-term contracts for specialized products. All such amounts at December 31, 1995, are expected to be billed in the subsequent year. The allowance for doubtful accounts receivable was $1,251,000 and $585,000 as of December 31, 1995 and 1994 respectively. The allowance for doubtful accounts was increased by provisions of $864,000, $318,000, and $434,000 and decreased by writeoffs of $198,000, $144,000, and $187,000 for the years ended December 31, 1995, 1994, and 1993, respectively.

(9)  Income Taxes

     Included in loss from continuing operations is income (loss) from foreign operations of $1,272,000, $(920,000) and $2,253,000, for 1995, 1994 and
        1993, respectively.

      The provision for income taxes consists of the following:


                                         1995                        1994                        1993
                                         ----                        ----                        ----
                                 Current       Deferred      Current      Deferred       Current        Deferred

Federal                     $     (98,000)            -      800,000      12,670,000             -      (4,598,000)
State and foreign                 128,000             -      165,000       1,285,000       956,000        (243,000)
                               ----------    ----------     --------     -----------    ----------     -----------

             Total          $      30,000             -      965,000      13,955,000       956,000      (4,841,000)
                               ==========    ==========     ========     ===========    ==========     ===========

     A reconciliation of the Company's income tax provision and the amount computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes is as follows:


                                                               1995            1994            1993
                                                               ----            ----            ----

Tax benefit at statutory rate                           $   (10,554,000)       (8,526,000)      (3,861,000)
Increase (decrease) in income tax
   benefit resulting from:
      Increase in valuation allowance                        10,741,000        22,219,000                -
      Benefit of Puerto Rico industrial
          tax exemption                                               -           813,000         (152,000)
      State and foreign taxes, less
          applicable federal benefits                           132,000           147,000          645,000
      Other                                                    (289,000)          267,000         (517,000)
                                                           -------------   --------------    -------------

                                                        $        30,000        14,920,000       (3,885,000)
                                                           ============    ==============    =============



                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     The per common share  effect of the income tax savings from the Puerto Rico industrial tax exemption for 1993 was $.02. The Company has unused United States tax net operating loss carryforwards of approximately $72,000,000 expiring at various dates between 2003 and 2010. In addition, the Company has net operating loss carryforwards arising from acquired companies of approximately $9,878,000. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). As a result of the sale of the Company's fiber optics business (note 4) in March, 1996, the above net operating loss carryforwards and acquired net operating loss carryforwards will be reduced by $1,969,000 and $6,592,000, respectively. In addition, there are investment, research and development and job tax credit carryforwards of approximately $1,300,000 expiring at various dates between 1996 and 2001.

     The Company's net operating loss carryforwards expire in the following years:

                       2003                       $   187,000
                       2007                        13,062,000
                       2008                        17,291,000
                       2009                        18,125,000
                       2010                        23,335,000
                                                  -----------
                                                  $72,000,000
                                                  ===========

     The components of the  deferred tax assets and  liabilities  as of December
        31, 1995 and 1994 were as follows:

                                                       1995            1994
                                                       ----            ----
Deferred tax assets:
   Inventory allowances                           $  4,157,000       3,508,000
   Allowance for doubtful accounts receivable          359,000         102,000
   Benefits of tax loss carryforwards               27,755,000      19,226,000
   Benefit plans                                     1,593,000         968,000
   Alternative minimum taxes                           293,000         293,000
   Depreciation                                        122,000            --
   Other                                                30,000         458,000
   Benefits of tax loss carryforwards of
      acquired businesses                            3,479,000       3,479,000
   Differences between tax basis and book basis
      of net assets of businesses acquired           3,165,000       3,165,000
                                                  ------------    ------------
                                                    40,953,000      31,199,000
   Valuation allowance                             (39,604,000)    (28,863,000)
                                                  ------------    ------------
                                                     1,349,000       2,336,000
                                                  ------------    ------------
Deferred tax liabilities:
   Capitalized software costs                       (1,349,000)     (1,821,000)
   Depreciation                                           --          (515,000)
                                                    (1,349,000)     (2,336,000)
                                                   $       --      $       --
                                                   ===========     ===========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     In the third quarter of 1994, the Company, after reviewing the deferred tax asset in the context of its results of operations for such third quarter, recorded a valuation allowance in the entire amount of its then existing deferred tax asset, which is included in income tax expense. This decision was based on the criteria contained in SFAS No. 109, generally requiring a valuation allowance when cumulative losses have been experienced and there is a lack of sufficient objective offsetting evidence to conclude that it is more likely than not that the deferred tax asset will be utilized.

     During 1993, the Company repatriated all undistributed accumulated earnings of its subsidiary operating in Puerto Rico through a liquidation of such subsidiary by means of a merger into the Company. No United States income taxes were payable upon remittance of these earnings. Repatriated earnings accumulated prior to May 28, 1987 are not subject to tax by the Commonwealth of Puerto Rico; earnings accumulated subsequent to May 28, 1987 are subject to a maximum 10% tax at repatriation. In 1993 as part of the liquidation, the Company repatriated $24,279,000 in earnings accumulated prior to May 28, 1987 and $2,482,000 of earnings accumulated subsequent to May 28, 1987.

     The income tax returns of the Company and its subsidiary operating in Puerto Rico were examined by the IRS for the tax years ended December 31, 1989 and 1988. As a result of this examination, the IRS increased the Puerto Rico subsidiary's taxable income resulting from intercompany transactions, with a corresponding increase in the Company's net operating losses. The settlement amounted to approximately $953,000. The Company has entered into a structured settlement with the IRS whereby monthly payments will be made along with certain scheduled balloon payments through February 1997. Aggregate annual amounts payable by the Company, including interest on the unpaid amounts at a current rate of 7%, is $514,000 in 1996 and $223,000 in 1997. As of December 31, 1995,
        the Company has not made all the required payments under the settlement.

     The income tax returns of the Company and its subsidiary operating in Puerto Rico were examined by the IRS for the tax years ended December 31, 1991 and 1990. As a result of this examination, the IRS increased the Puerto Rico subsidiary's taxable income resulting from intercompany transactions, with a corresponding increase in the Company's net operating losses. In settlement of this examination, the Company revoked its Section 936 election and included its subsidiary in the Company's tax return. Accordingly, the adjustments were offset resulting in no deficiency.

(10) Notes Payable and Short-Term Loans

     The Company has outstanding $3,084,000 and $2,474,000 of non-interest bearing deferred funding fee notes payable with its senior lender, included in notes payable at December 31, 1995 and 1994, respectively. As of December 31, 1995 these deferred funding fees are due on November 30, 1998 (note 11). The Company's Korean subsidiary also has short-term borrowings with banks at December 31, 1995 and 1994 of $368,000 and $152,000, respectively, bearing interest at 11%



                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

(11) Long-Term Debt

     On December 31, 1995 and 1994, the Company's long-term debt consisted of senior debt under its credit facility in the amount of $26,645,000 and $21,000,000, respectively.

     On November  28, 1994,  and as amended on February  13,  1995,  the Company consummated a financing arrangement with a senior lender whereby the senior lender provided the Company advances under a revolving line of credit up to the lesser of $10 million or a borrowing base equal to 80% of eligible accounts receivable and 50% of eligible inventory, less the amount of letters of credit and letter of credit guarantees outstanding, and a $13,502,188 term loan. If the Company sells its Glen Cove real property, the first $1 million of proceeds must be used to reduce the term loan. In addition, on February 13, 1995 the senior lender provided the Company with an advance under a net worth enhancement (NWE) line of credit of $3 million. The senior lender agreed to issue standby letters of credit or guarantees of payment in an amount not to exceed the lesser of $8 million or the borrowing base less the amount outstanding on the revolving line of credit. If the senior lender must make an advance under a letter of credit or letter of credit guarantee, such amount will be deemed outstanding under the revolving line of credit. The credit facility is secured by substantially all of the Company's assets. All obligations except undrawn letters of credit, letter of credit guarantees and the deferred fee notes will bear interest at 12%. The Company will incur a fee of 2% on the average balance of undrawn letters of credit and letter of credit guarantees outstanding.

     As of December 31, 1995, the Company violated certain  financial  covenants and was in default of its agreement with its senior lender. On March 13, 1996, the Company entered into an agreement to extend its Loan and Security Agreement with its senior lender from November 30, 1996 to November 30, 1998, which also provided for a waiver of all previous events of default. The agreement provides for loan principal payments of $250,000 on each of June 30, 1997, September 30, 1997 and December 31, 1997, and $325,000 commencing March 31, 1998 and on the last day of each quarter thereafter during the term of the agreement. Commencing June 30, 1997, the agreement requires the Company to pay additional principal payments if certain "adjusted cash flow amounts", as defined, are attained. The March, 1996 amendment also requires that certain proceeds from the Company's sale of its fiber optics business (note 4), including $6,793,000 received at closing, the first $100,000 disbursed from escrow to the Company and 50% of any additional amounts disbursed to the Company, must be paid directly to the senior lender. The $6,793,000 received at closing was used to pay accrued interest through March 31, 1996, repay the $3,000,000 NWE line of credit and the remainder partially repaid the principal balance of the term loan. Upon the payment on March 13, 1996, the lender made available to the Company a $2,000,000 revolving line of credit. Simultaneously, and in accordance with the amended agreement, the revolving line of credit maximum amount was reduced from $10,000,000 to $2,000,000 and the maximum available for letters of credit or guarantees was reduced from $8,000,000 to $7,000,000. The outstanding balance of the term loan and revolving line of credit was approximately $20 million and approximately $900,000, respectively, after all the above transactions.


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     Through March 22,  1996,  the  Company  incurred  the  following  fees,  in connection with this credit facility: In 1994, a one-time $2,474,000 deferred funding fee for the revolving line and term loan evidenced by a non-interest bearing promissory note due and payable on November 30, 1998, (as of December 31, 1994, $1,237,000 was due in 1995 before the March, 1996 amendment to the agreement). The Company incurred a $300,000 NWE fee on February 13, 1995, evidenced by a non-interest bearing note due November 30, 1998 and a $310,000 facility fee on November 30, 1995, which amount has been added to the outstanding principal balance of the deferred funding fee note and is also due November 30, 1998. In consideration of the extension of the facility term to November 30, 1998, the agreement requires a monthly facility fee payment of $50,000, commencing November 30, 1996, and continuing to the end of the agreement. In addition to the fees, the Company incurred a $550,000 investment banking fee and attorney and filing fees amounting to $319,000 included in other nonoperating expenses in 1994.

     In connection  with the credit  facility,  in  November,  1994 the  Company issued warrants to its senior lender to purchase 275,000 shares of common stock, immediately exercisable at $3.44 per share and expiring in November 1999, together with warrants to purchase 137,500 shares of the Company's common stock on the same economic terms that became exercisable on March 13, 1996. In connection with the extended agreement in March 1996, the Company granted additional warrants to the lender to purchase 1,000,000 shares of common stock at $1 per share that expire in March 2001. All such warrants provide the senior lender demand and "piggyback" registration rights.

     Financial debt covenants include an interest coverage ratio measured quarterly commencing with the quarter ending June 30, 1996, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock.

     In connection with the amendment to the agreement on February 13, 1995, the
        Company purchased from the senior lender $3.9 million principal amount of its 6% Subordinated Debentures for approximately $2.5 million, including accrued interest. Such payment was financed with funds received from the increase in the term loan. The Company recorded an extraordinary gain on the early extinguishment of the debt of $1,756,000. Such gain represented the excess of the book value over the market value of the debt with the premium paid in excess of the market value of the debt of $782,000 reflected as additional borrowing costs over the remaining term of the facility.

     Maturities  of  the  Company's   long-term  debt,   including   convertible
        subordinated debentures (exclusive of $6,564,000 which are in default and have not been exchanged as described in note 12 and are classified as a current liability) and notes payable net of current maturities, are as follows:

                        1997                       $   750,000
                        1998                        54,639,000
                                                    ----------
                                                   $55,389,000
                                                   ===========

      Of the amount due in 1998, $6,793,000 was repaid on March 13, 1996.



                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

(12) 6% Convertible Subordinated Debentures

     As of December  31, 1995 and 1994 the Company had  outstanding  $32,224,000 and $35,073,000 of its 6% convertible Subordinated Debentures due July 1, 2002 (the Debentures), net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $3,851,000 and $4,927,000, respectively. The face amount of the outstanding Debentures was $36,075,000 and $40,000,000 at December 31, 1995 and 1994, respectively. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into Common Stock of the Company at a conversion rate of 41.667 shares for each $1,000 principal amount at maturity of Debentures, subject to adjustment under certain circumstances.

      The Debentures are redeemable at the option of the Company, (a) in whole or in part, at redemption prices ranging from 89.626% of principal amount at maturity beginning July 1, 1995 to 100% of principal amount at maturity beginning July 1, 2001 and thereafter, together with accrued and unpaid interest to the Redemption Date, and (b) in whole at any time, at a redemption price equal to the issue price plus interest and that portion of the original issue discount and interest accrued to the redemption date, in the event of certain changes in United States taxation or the imposition of certain certification, information or other reporting requirements.

     Interest on the Debentures is payable on July 1 of each year. The interest accrued as of December 31, 1995 and 1994 amounted to $3,244,000 and $1,200,000, respectively. As of December 31, 1995 the Company is in default under the interest payment provisions of the Debentures.

     On November 30, 1995, the Company  offered the holders of its Debentures an
        exchange  of  such  debt  for  common  stock  and  zero  coupon   senior
        subordinated convertible notes (the Notes) due January 2, 1998. The exchange ratio is 97 shares of common stock and $767.22 of principal of Notes in exchange for $1,000 principal amount of Debentures. Accrued interest on the Debentures would also be eliminated. The Company may be required to file a registration statement for the common stock and Notes issued in the exchange. In addition, the Board of Directors of the Company, subject to shareholder approval, approved an amendment to the Company's certificate of incorporation increasing the authorized common stock from 20 million to 40 million shares.





                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     The unsecured Notes will not bear interest and there are no sinking fund requirements. Each Note is convertible into common stock at a conversion price of $1.85 per share until May 1, 1996 and then at decreasing prices to $1.31 per share on November 1, 1996 and thereafter. Accordingly, in addition to the 3,499,275 maximum common shares issuable from the exchange of the Debentures, the maximum number of common shares that could be issued upon conversion, if all Debentures are exchanged, is 21,128,000. In the event that the number of outstanding common shares will exceed 19,000,000, in lieu of issuing common stock for converted Notes, the Company will issue one share of Series B Participating Convertible Preferred Stock for each 50 shares of common stock otherwise issuable upon conversion of the Notes. Such preferred stock will have 50 votes per share and, upon the filing of a certificate of amendment to increase the number of authorized common shares to 40,000,000, each share will automatically be converted into 50 shares of common stock. The Notes are redeemable at the option of the Company at 79.48% of the principal balance increasing periodically to 100% of the principal balance on November 1, 1997.

     Subsequent to December 31, 1995 and through March 22, 1996, the Company exchanged approximately $28,725,000 principal amount of the Debentures, net of unamortized discount of $3,065,000, for 2,786,325 shares of the Company's common stock and $22,038,000 principal amount of Notes pursuant to the Exchange Offer. Accordingly, the Debentures exchanged, which were outstanding at December 31, 1995, have been classified as a long-term liability, consistent with the payment terms of the Notes. Since the remaining principal amount of $7,350,000 with a carrying value of $6,564,000 of Debentures not exchanged are in default, such debt has been classified as a current liability at December 31, 1995.

     The exchange of the Debentures for the Notes and common stock will be accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. Since the future principal and interest payments under the Notes is less than the carrying value of the Debentures, The Notes will be recorded for the amount of the future cash payments, and not discounted, and an extraordinary gain on restructuring of approximately $3 million will be recorded. Accordingly, no future interest expense will be recorded on the Notes.

(13) Leases

     At December 31, 1995, the Company and its subsidiaries leased manufacturing and administrative facilities, equipment and automobiles under a number of operating leases. The Company is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 1995, 1994, and 1993 amounted to approximately $1,277,000, $1,397,000 and $1,468,000, respectively. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

                    1996                   $       547,000
                    1997                           399,000
                    1998                           328,000
                    1999                           312,000
                    2000                           273,000


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

(14) Incentive Plans

     Under the Company's 1984 Employee  Incentive Plan, the Company  provided an opportunity to acquire subordinated convertible debentures to certain employees of the Company and its subsidiaries. The debentures bore interest at 1% over the prime rate. These debentures on issuance were convertible into a specified number of shares of Common Stock. The conversion price was the fair market value on the date of purchase of the debentures. Under the 1984 Plan, if requested, the Company loaned a purchaser of a debenture all or part of the cash necessary to make such a purchase. Any such loan was evidenced by a full recourse interest-bearing promissory note payable to the Company for the amount borrowed. This plan was suspended when the Company's stockholders approved the Company's 1986 Stock Option Plan.

     As of December 31, 1995, there is $307,000 of employee promissory notes receivable outstanding related to debentures that were converted to common stock. The maturity date of the notes was extended to April 1996. At December 31, 1995, the majority of such notes receivable have had the payment of interest forgiven. During 1993, $48,600 principal amount of debentures was converted into 5,400 shares of Common Stock and $378,000 principal amount of debentures and $378,000 of loans incurred therewith matured in accordance with their terms and were repaid by the Company and employees, respectively. During 1995, the Company wrote off $128,000 of notes receivable and took possession of the related shares held as collateral. Accordingly, the balance of the note has been recorded as an addition to treasury stock.

     In 1986, the  stockholders of the Company approved the Company's 1986 Stock
        Incentive Plan (1986 Plan), subsequently amending it to permit the granting of options to purchase up to 850,000 shares of Common Stock to employees of the Company and its 50% or more owned subsidiaries whom the Company's Compensation Committee (Committee) determines are eligible for such grants.

     Options granted under the 1986 Plan may be incentive stock options, as defined in the Internal Revenue Code, or options which are not incentive stock options. If options granted are incentive stock options, the option price payable upon exercise is determined by the Committee at the time the option is granted but will not be less than 100% of the fair market value of the Common Stock on the date of grant and will be 110% of such fair market value on the date of grant if the individual who receives such option is the owner of 10% or more of the Company's Common Stock. Incentive stock options are not exercisable more than ten years from the date of grant, except that, in the case of an incentive stock option granted to an individual who owns 10% or more of the Company's Common Stock, such option must be exercised within 5 years of the date of grant. If options which are not incentive stock options are granted, the option price at the time of exercise may not be less than 50% of the fair market value at the time the option is granted. Options under the 1986 Plan may be subject to exercise in such installments as determined by the Committee. The exercise price for all options granted was equal to the fair market value at the date of grant.



                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     Information regarding the 1986 Plan is as follows:

                                              Shares            Option
                                           under option          price

Balance, December 31, 1992                    615,910      7.5625 - 22.00

Exercised                                      (2,500)    7.5625 - 10.875
Canceled                                     (211,760)     7.5625 - 22.00
                                             --------     ---------------

Balance, December 31, 1993                    401,650      7.5625 - 17.50

Granted                                        10,000           9.875
Exercised                                      (1,000)         7.5625
Canceled                                       (6,775)    13.125 - 17.25
                                              -------    ---------------

Balance, December 31, 1994                    403,875     7.5625 - 17.50

Granted                                        30,000           1.00
Canceled                                     (152,075)      7.5625-17.50
                                             --------       ------ -----
Balance, December 31, 1995                    281,800         1.00-17.50
                                              =======       ============

     At December 31, 1995, options to purchase 251,800 shares were exercisable and there were 525,575 options available for grant under the 1986 plan.

(15) Employee Benefit Plans

     The Company has deferred  compensation agreements with certain officers and employees, with benefits commencing at retirement equal to 50% of the employee's base salary, as defined. Payments under the agreements will be made only after a participant's employment with the Company terminates and then for a period of fifteen years following the earlier of attainment of age 65 or death. During 1995, 1994 and 1993, the Company accrued approximately $203,000, $191,000 and $162,000, respectively, under these agreements.

     In 1986,  the Company  established  the Porta Systems Corp.  401(k) Savings
        Plan (Savings Plan) for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. The Company will match a participant's contribution by an amount equal to 75% (subsequently changed to 25% as of January 1, 1996) of the first six percent contributed by the participant. A participant is 100% vested in the balance to his credit. For the years ended December 31, 1995, 1994 and 1993, the Company's contribution amounted to $379,000, $417,000 and $475,000, respectively.

     The Company does not provide any other post-retirement benefits to any of its employees.



                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

(16) Stockholders' Equity

     During 1993, the Company issued warrants to purchase 155,000 shares of Common Stock to certain consultants as partial remuneration for services provided. Warrants to purchase 135,000 shares were issued at an exercise price approximating the fair market value at the date of grant and warrants to purchase the remaining 20,000 shares of Common Stock were issued at an exercise price of $1.00 per share. In connection with the issuance of these warrants, the Company recorded an expense of $202,000. Also, during 1993, warrants to purchase 20,000 shares of Common Stock at $1.00 per share were exercised.

     During 1994,  the Company  issued  warrants to purchase  412,500  shares of common stock at an exercise price of $3.44 per share to its senior lender that expire in November, 1999, and warrants to purchase 265,000 shares of common stock at an exercise price of $3.50 per share to its former lenders in return for a discount with respect to the repayment of its debt. In connection with the issuance of these warrants, the Company recorded deferred financing costs of $360,000 and an expense of $600,000, respectively. In March 1996, the Company, in connection with an agreement to amend and extend certain long-term debt, issued warrants to purchase 1,000,000 shares of common stock at an exercise price of $1.00 per share that expire March, 2001 (note 11). As of March 22, 1996, all warrants issued to lenders are exercisable.

     In June  1994,   pursuant  to  a  private  placement  to  certain  offshore investors, the Company sold an aggregate of 375,000 shares of unregistered common stock and two-year warrants to acquire 187,500 shares of common stock at an exercise price of $11 per share. The Company received proceeds of $2,131,750 net of expenses.

(17) Shareholder Rights Plan

     The Company has adopted a Shareholder Rights Plan in which preferred stock purchase rights were distributed to stockholders as a dividend at the rate of one right for each common share. Each right entitles the holder to buy from the Company one one-hundredth of a newly issued share of Series A junior participating preferred stock at an exercise price of $35.00 per right.

     The rights will be exercisable only if a person or group acquires beneficial ownership of 20 percent or more of the Company's Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 20 percent or more of the Common Stock.

     If any person becomes the beneficial owner of 20 percent or more of the Company's Common Stock other than pursuant to an offer for all shares which is fair to and otherwise in the best interests of the Company and its stockholders, each right not owned by such person or related parties will enable its holders to purchase, at the right's then current exercise price, shares of Common Stock of the Company (or, in certain circumstances as determined by the Board of Directors, a combination of cash, property, common stock or other securities) having a value of twice the right's exercise price. In addition, if the Company is involved in a merger or other business combination transaction with another person in which its shares are changed or converted, or sells more than 50 percent of its assets to another person or persons, each right that has not previously been exercised will entitle its holder to purchase, at the right's then current exercise price, common shares of such other person having a value of twice the right's exercise price.


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     The Company will generally be entitled to redeem the rights, by action of a majority of the continuing directors of the Company, at $.01 per right at any time until the tenth business day following public announcement that a 20 percent position has been acquired.

(18) Fair Values of Financial Instruments

     Cash equivalents, accounts receivable,  accounts and notes payable, accrued expenses and short-term loans are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

     The  carrying  amount of the Company's  long-term  debt  approximates  fair value as the extension of the Loan and Security Agreement was renegotiated on March 13, 1995 with similar terms to those that existed at December 31, 1995.

     The carrying amount and estimated fair value of the Company's additional financial instruments are summarized as follows:

                                                          December 31, 1995
                                                     Carrying         Estimated
                                                      amount         fair value
                                                      ------         ----------
Receivable from sale of discontinued operations$    1,000,000         1,370,000
                                                   ==========         =========

Convertible subordinated debentures            $   32,224,000        12,626,000
                                                   ==========        ==========


     The estimated fair value of the receivable from the sale of discontinued operations is based upon the quoted market price of the shares of common stock collateralizing the receivable. Management's estimated fair value of the convertible subordinated debentures is based on market prices obtained from dealers of such debt.

(19) Major Customers

     Consolidated  sales  made  to  a  Korean  telephone   company  amounted  to
        $7,651,000,   $9,599,000  and   $3,330,000  in  1995,   1994  and  1993,
        respectively. Sales made to a United Kingdom telephone company in 1995, 1994 and 1993 amounted to $17,252,000, $11,566,000 and $12,713,000, respectively. Sales made to a Mexican telephone company in 1995, 1994 and 1993 amounted to $41,000, $4,987,000 and $7,257,000, respectively.

(20) Contingencies

     At December 31, 1995, the Company was contingently liable for outstanding letters of credit aggregating approximately $5,323,000 as security for the performance of certain long-term contracts and the borrowing from a bank of its Korean subsidiary.

     The Company is a party to various lawsuits arising out of the ordinary conduct of its business. Management believes that the settlement of these matters will not have a materially adverse effect on the financial position of the Company.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

(21) Legal Matters

     The Company and certain of its present  and former officers  and  directors are defendants in eight alleged class actions which have been consolidated and are pending in the United States District Court for the Eastern District of New York. The actions allege violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 under such Act. The plaintiffs seek, among other remedies, unspecified monetary damages.

     In March 1996, the Company executed a Stipulation of Settlement to settle the class actions, and an order of preliminary approval of settlement was approved by the Court. The agreement is subject to certain conditions precedent, including the maintenance by the Company's common stock of a certain minimum market value. The settlement, if consummated, will include a cash payment by the Company's insurers and issuance by the Company of 1,100,000 shares of its common stock, to be distributed in accordance with a plan to be approved by the Court. Under the agreement, the Company is not required to contribute any cash towards the proposed settlement. In connection with the settlement, the Company recorded a charge to income of $1,100,000 in the fourth quarter of 1995, based upon the market value of the shares to be issued.

     The Companydenies the material allegations and admits no liability of any sort in connection with the settlement and dismissal of the action. Notice of the court hearing on the settlement has been sent to class members, and the hearing is scheduled for June 7, 1996. The settlement is subject to the final approval of the court.

(22) Segment Disclosure

     The Company operates  exclusively  in  the   telecommunications   industry.
        Customers include telephone operating companies and others within and outside the United States and its possessions.

     In the following table, intercompany sales are accounted for at cost plus a reasonable profit. Identifiable assets for the geographic areas are those assets identified with the operations in each area. Corporate assets consist principally of cash and cash equivalents, debt issuance costs, employee loans for debentures and patents. The Company does not allocate costs for product development, marketing or management to each segment. Thus, the information may not be indicative of the extent to which geographic areas contributed to the Company's consolidated results of operations.



                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

          Geographic area data for the years ended December 31, 1995, 1994 and 1993 are as follows:


                                            1995           1994            1993
                                            ----           ----            ----
Sales made from:
   United States and Puerto Rico to:
      U.S. customers                   $ 16,445,000      23,831,000      24,718,000
      Foreign customers                  12,875,000      11,069,000       5,828,000
      Intercompany                       14,849,000      25,102,000      27,068,000
                                       ------------    ------------    ------------

                                         44,169,000      60,002,000      57,614,000
                                       ------------    ------------    ------------

Korea-to customers                        7,651,000       9,599,000       3,330,000
                                       ------------    ------------    ------------

Europe-to customers                      24,174,000      19,847,000      27,264,000
Intercompany                              3,735,000         690,000       1,299,000
                                       ------------    ------------    ------------
                                         27,909,000      20,537,000      28,563,000

Other-to customers                           36,000       4,639,000       7,001,000
Intercompany                              2,410,000       3,796,000       2,716,000
                                       ------------    ------------    ------------

                                          2,446,000       8,435,000       9,717,000
                                       ------------    ------------    ------------

Intercompany eliminations               (20,994,000)    (29,588,000)    (31,083,000)
                                       ------------    ------------    ------------

Consolidated sales                     $ 61,181,000      68,985,000      68,141,000
                                       ============    ============    ============

Operating income loss
   United States and Puerto Rico        (22,549,000)    (16,621,000)     (6,383,000)
   Europe                                 2,279,000      (1,465,000)      2,341,000
   Korea                                    288,000         387,000        (113,000)
   Other                                     98,000         158,000         239,000
                                       ------------    ------------    ------------

Consolidated operating (loss)          $(19,884,000)    (17,541,000)     (3,916,000)
                                       ============    ============    ============

Identifiable assets:
   United States and  Puerto Rico        39,600,000      63,200,000      91,915,000
   Europe                                11,414,000      10,505,000       8,578,000
   Korea                                  2,540,000       2,491,000       2,459,000
   Other                                    623,000       1,248,000       1,112,000
                                       ------------    ------------    ------------

Consolidated identifiable assets         54,177,000      77,444,000     104,064,000

Corporate assets                          6,414,000       7,519,000       5,884,000
                                       ------------    ------------    ------------

Consolidated total assets              $ 60,591,000      84,963,000     109,948,000
                                       ============    ============    ============