Form 10-Q
period 1996-03-31
PORTA SYSTEMS CORP
filed 1996-05-10
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from.................to...................

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

                                      11791
                                   (Zip Code)

                                  516-364-9300
                (Company's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___      No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                       10,091,131 shares as of May 7, 1996

                               Page 1 of 16 pages

PART I.- FINANCIAL INFORMATION

Item 1 - Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                        March 31,   December 31,
                                                          1996          1995
                                                        --------       --------
                                     Assets            (Unaudited)
Current assets:
   Cash and cash equivalents                            $  1,312       $  1,109
   Accounts receivable - trade, less
     allowance for doubtful accounts                      12,985         12,626
   Inventories                                             7,902          8,979
   Prepaid expenses                                          830            659
   Receivable from sale of discontinued operations         1,000          1,000
   Other receivable                                        1,100           --
                                                        --------       --------
          Total current assets                            25,129         24,373
                                                        --------       --------
   Assets held for sale, net                                --            7,893
   Property, plant and equipment, net                      6,598          6,911
   Deferred computer software, net                         2,850          3,188
   Goodwill, net                                          11,650         11,793
   Other assets                                            5,022          6,433
                                                        --------       --------
          Total assets                                  $ 51,249       $ 60,591
                                                        ========       ========

                     Liabilities and Stockholders' Deficit
Current liabilities:
   Convertible subordinated debentures                  $  6,551       $  6,564
   Accounts payable                                        7,446          8,302
   Accrued expenses                                        9,970         10,502
   Accrued interest payable                                1,044          3,534
   Accrued commissions                                     2,112          2,016
   Income taxes payable                                      780            780
   Customer advances                                         453            504
   Short-term loans                                          325            368
                                                        --------       --------
          Total current liabilities                       28,681         32,570
                                                        --------       --------

Long-term debt                                            21,436         26,645
Convertible subordinated debentures                         --           25,660
Zero coupon senior subordinated convertible notes         22,077           --
Notes payable net of current maturities                    3,084          3,084
Income taxes payable                                         811            811
Other long-term liabilities                                  370            385
Minority interest                                            649            759
                                                        --------       --------
          Total long-term liabilities                     48,427         57,344
Stockholders' deficit:
   Preferred stock, no par value; authorized
     1,000,000 shares, none issued                          --             --
   Common stock, par value $.01; authorized
     20,000,000 shares, issued 10,252,981 and
     7,461,806 shares at March 31, 1996 and
     December 31, 1995, respectively                         103             75
   Additional paid-in capital                             35,959         32,248
   Foreign currency translation adjustment                (4,339)        (4,199)
   Accumulated deficit                                   (55,209)       (56,074)
                                                        --------       --------
                                                         (23,486)       (26,950)
   Treasury stock, at cost                                (2,066)        (2,066)
   Receivable for employee stock purchases                  (307)          (307)
                                                        --------       --------
          Total stockholders' deficit                    (25,859)       (29,323)
                                                        --------       --------
          Total liabilities and stockholders' deficit   $ 51,249       $ 60,591
                                                        ========       ========

          See accompanying notes to consolidated financial statements.
                               Page 2 of 16 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                           Three Months Ended
                                                         March 31,     March 31,
                                                           1996          1995
                                                         --------      --------
Sales                                                    $ 13,221      $ 15,943
Cost of sales                                               8,883        11,142
                                                         --------      --------
   Gross profit                                             4,338         4,801

Selling, general and administrative expenses                3,412         5,015
Research and development expenses                             871         1,273
                                                         --------      --------
      Total expenses                                        4,283         6,288
                                                         --------      --------

      Operating income (loss)                                  55        (1,487)

Interest expense                                           (2,178)       (1,926)
Interest income                                                 9            22
Other                                                        (151)         (385)
                                                         --------      --------

   Loss before income taxes, minority interest
   and extraordinary item                                  (2,265)       (3,776)

Income tax expense                                            (13)          (10)
Minority interest                                             110            55
                                                         --------      --------
   Loss before extraordinary item                          (2,168)       (3,731)

Extraordinary Gain                                          3,033         1,871
                                                         --------      --------

Net income (loss)                                        $    865      $ (1,860)
                                                         ========      ========

Per share data:

   Loss before extraordinary item                        $  (0.16)     $  (0.52)
   Extraordinary item                                        0.23          0.26
                                                         --------      --------
      Net income (loss)                                  $   0.07      $  (0.26)
                                                         ========      ========

   Weighted average shares outstanding                     13,126         7,152
                                                         ========      ========


     See accompanying notes to unaudited consolidated financial statements.
                               Page 3 of 16 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                Unauditied Consolidated Statements of Cash Flows
                                 (In thousands)

                                                            Three Months Ended
                                                           March 31,   March 31,
                                                             1996         1995
                                                           --------    --------
Cash flows from operating activities:
   Net income (loss)                                       $   865     $(1,860)
   Adjustments to reconcile net
     income (loss) to net cash
     used in operating activities:
      Extraordinary gain                                    (3,033)     (1,871)
      Non-cash financing expenses                            1,109         125
      Depreciation and amortization                          1,005       1,214
      Amortization of discount on convertible
        subordinated debentures                                 31         110
      Minority interest                                       (110)        (55)
    Changes in assets and liabilities:
      Accounts receivable                                     (359)     (2,316)
      Inventories                                            1,077        (325)
      Prepaid expenses                                        (171)       (773)
      Deferred computer software                               (33)       (197)
      Other assets                                            (587)        (12)
      Accounts payable                                        (856)        629
      Accrued expenses                                        (532)      1,816
      Other liabilities                                        127        (178)
                                                           -------     -------
         Net cash used in operating activities              (1,467)     (3,693)

   Cash flows from investing activities:
      Proceeds from disposal of assets
        held for sale, net                                   6,793        --
      Capital expenditures                                    (159)       (341)
                                                           -------     -------
         Net cash provided by (used in)
           investing activities                              6,634        (341)
                                                           -------     -------

   Cash flows from financing activities:
      Proceeds from long-term debt                           1,250       5,550
      Repayments of long-term debt                          (6,503)     (2,502)
      (Repayments of) proceeds from notes
        payable and short term loans                           (43)        436
                                                           -------     -------
         Net cash (used in) provided
          by financing activities                           (5,296)      3,484
                                                           -------     -------

   Effect of exchange rates on cash                            332         266
                                                           -------     -------

   Increase (decrease) in cash and cash equivalents            203        (284)

   Cash and equivalents - beginning of the year              1,109       2,332
                                                           -------     -------

   Cash and equivalents - end of the period                $ 1,312     $ 2,048
                                                           =======     =======


   Supplemental cash flow disclosure:
      Cash paid for interest expense                       $   833     $   663
                                                           =======     =======

      Cash paid for income taxes                           $     6     $    22
                                                           =======     =======




     See accompanying notes to unaudited consolidated financial statements.
                               Page 4 of 16 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITIED CONSOLIDATED FINANCIAL STATEMENTS


Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

     Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended
December 31, 1995. Results for the first three months of 1996 are not necessarily indicative of results for the year.

Note 2: Discontinued Operations

     The Company's receivable from discontinued operations is collateralized, at the option of the Company, by either a $750,000 standby letter of credit or approximately 81,000 shares of common stock (increased from 54,000 at December 31, 1995 based on a 3 for 2 stock split) of the entity which now owns the discontinued operations. Such shares are held in escrow and have a fair market value of $2,546,000 at March 31, 1996 based upon quoted market prices. As part of an agreement with the Company's primary lender, the remaining proceeds from the sale of the discontinued operation must be applied to reduce the outstanding principal balance of the Company's term loan.

Note 3: Assets Held For Sale

     On March 13, 1996, the Company sold certain assets and the buyer assumed certain liabilities and severance obligations related to the operations of the Company's fiber optics management and component business for $7,893,000, subject to certain adjustments. The Company continues to be liable for certain liabilities amounting to approximately $700,000, related to its fiber optics facilities in Ireland. The Company received $6,793,000 at closing and the remainder was placed into two escrow funds to be released over the next year, subject to certain conditions, including a final valuation of the net assets transferred. The remainder, $1,100,000, has been reported as an other receivable in the accompanying consolidated balance sheet as of March 31, 1996. The proceeds were primarily used to repay long-term debt. As a result of the transaction, the Company recorded a charge to operations in 1995 of $862,000 to write down the net assets sold to net realizable value. Net sales of the fiber optics business approximated $452,000 and $2,269,000 for the three months ended March 31, 1996 and 1995, respectively.



                               Page 5 of 16 pages

Note 4: Inventories

     Inventories at March 31, 1996 have been computed using a standard cost system. Inventories at December 31, 1995 resulted from a physical inventory conducted on that date. The composition of inventories at the end of the respective periods is as follows:

                                       March 31, 1996    December 31,1995
                                       --------------    ----------------
                                               (in thousands)
     Parts and components                 $4,581             $5,370
     Work-in-process                       1,175                849
     Finished goods                        2,146              2,760
                                          ------             ------
                                          $7,902             $8,979
                                          ------              ------

Note 5: Long-Term Contracts

     Accounts receivable include approximately $900,000 at March 31, 1996 in excess costs and related profits over amounts billed relating to long-term contracts under which the Company provides specialized products to major international customers. Substantially all such amounts are expected to be billed during the remainder of 1996.

Note 6: Long-Term Debt

     On March 31, 1996, the Company's long-term debt consisted of senior debt under its credit facility in the amount of $21,436,000.

     On November 28, 1994, and as amended on February 13, 1995, the Company consummated a financing arrangement with a senior lender provided the Company advances under a revolving line of credit up to the lesser of $10 million or a borrowing base equal to 80% of eligible accounts receivable and 50% of eligible inventory, less the amount of letters of credit and letter of credit guarantees outstanding, and a $13,502,188 term loan. If the Company sells its Glen Cove real property, the first $1 million of proceeds must be used to reduce the term loan. In addition, on February 13, 1995 the senior lender provided the Company with an advance under a net worth enhancement (NWE) line of credit of $3 million. The senior lender agreed to issue standby letters of credit or guarantees of payment in an amount not to exceed the lesser of $8 million or the borrowing base less the amount outstanding on the revolving line of credit. If the senior lender must make an advance under a letter of credit or letter of credit guarantee, such amount will be deemed outstanding under the revolving line of credit. The credit facility is secured by substantially all of the Company's assets. All obligations except undrawn letters of credit, letter of credit guarantees and the deferred fee notes will bear interest at 12%. The Company will incur a fee of 2% on the average balance of undrawn letters of credit and letter of credit guarantees outstanding.


                               Page 6 of 16 pages

     On March 13, 1996, the Company entered into an agreement to extend its Loan and Security Agreement with its senior lender from November 30, 1996 to November 30, 1998, which also provided for a waiver for all previous defaults. The agreement provides for loan principal payments of $250,000 on each of June 30, 1997, September 30, 1997 and December 31, 1997, and $325,000 commencing March 31, 1998 and on the last day of each quarter thereafter during the term of the agreement. Commencing June 30, 1997, the agreement requires the Company to pay additional principal payments if certain "adjusted cash flow amounts", as defined, are attained. The March 1996 amendment also requires that certain proceeds from the Company's sale of its fiber optics business, including $6,793,000 received at closing, the first $100,000 disbursed from escrow to the Company and 50% of any additional amounts disbursed to the Company, must be paid directly to the senior lender. The $6,793,000 received at closing was used to pay accrued interest through March 31, 1996, repay the $3,000,000 NWE line of credit and the remainder partially repaid the principal balance of the term loan. Upon the payment on March 13, 1996, the lender made available to the company a $2,000,000 revolving line of credit. Simultaneously, and in accordance with the amended agreement, the revolving line of credit maximum amount was reduced from $10,000,000 to $2,000,000 and the maximum available for letters of credit or guarantees was reduced from $8,000,000 to $7,000,000. The outstanding balance of the term loan and revolving line of credit was approximately $20,000,000 and approximately $900,000, respectively, after all the above transactions.

     Through March 31, 1996, the Company incurred the following fees in connection with this credit facility: In 1994, a one-time $2,474,000 deferred funding fee for the revolving line and term loan evidenced by a non-interest bearing promissory note due and payable on November 30, 1998. The Company incurred a $300,000 NWE fee on February 13, 1995, evidenced by a non-interest bearing note due November 30, 1998 and a $310,000 facility fee on November 30, 1995, which amount has been added to the outstanding principal balance of the deferred funding fee note and is also due November 30, 1998. In consideration of the extension of the facility term to November 30, 1998, the agreement requires a monthly facility fee payment of $50,000, commencing November 30, 1996, and continuing to the end of the agreement

     In connection with the credit facility, in November, 1994 the Company issued warrants to its senior lender to purchase 275,000 shares of common stock, immediately exercisable at $3.44 per share and expiring in November 1999, together with warrants to purchase 137,500 shares of the Company's common stock on the same economic terms that became exercisable on March 13, 1996. In connection with the extended agreement in March 1996, the Company granted additional warrants to the lender to purchase 1,000,000 shares of common stock at $1 per share that expire in March 2001. The market value of such warrants, amounting to $380,000, was recorded as an increase to additional paid-in capital in the first quarter of 1996 and will be recorded as incremental borrowing cost over the term of the debt. All such warrants provide the senior lender with certain registration rights.

     Financial debt covenants include an interest coverage ratio measured quarterly commencing with the quarter ending June 30, 1996, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock.

                               Page 7 of 16 pages

     In connection with the amendment to the agreement on February 13, 1995, the Company purchased from the senior lender $3.9 million principal amount of its 6% Subordinated Debentures for approximately $2.5 million, including accrued interest. Such payment was financed with funds received from the increase in the term loan. The Company recorded an extraordinary gain on the early extinguishment of debt of $1,871,000. Such gain represented the excess of the book value over the market value of the debt with the premium paid in excess of the market value of the debt of $782,000 reflected as additional borrowing costs over the remaining term of the facility.

Note 7: 6% Convertible Subordinated Debentures

     On November 30, 1995, the Company offered the holders of its 6% Convertible Subordinated Debentures due July 1, 2002 (the Debentures) an exchange of such debt for common stock and zero coupon senior subordinated convertible notes (the Notes) due January 2, 1998. The exchange ratio is 97 shares of common stock and $767.22 of principal of Notes in exchange for $1,000 principal amount of Debentures. Accrued interest on the Debentures would also be eliminated

     Through March 31, 1996, the Company exchanged approximately $28,775,000 principal amount of the Debentures, net of unamortized discount of $3,070,000 and eliminated $2,504,000 of accrued interest payable for 2,791,175 shares of the Company's common stock with a market value of $3,099,000 at the time of issuance and $22,077,000 principal amount of Notes pursuant to the Exchange Offer.

     The exchange of the Debentures for the Notes and common stock has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. Since the future principal and interest payments under the Notes is less than the carrying value of the Debentures, the Notes were recorded for the amount of the future cash payments, and not discounted, and an extraordinary gain on restructuring of $3,033,000 was recorded in the first quarter of 1996 when the exchange took place. In addition, no future interest expense will be recorded on the exchanged Notes.

     The unsecured Notes will not bear interest and there are no sinking fund requirements. Each Note is convertible into common stock at a conversion price of $1.85 per share until May 1, 1996, $1.58 per share through August 1, 1996 and $1.31 per share thereafter. Accordingly, in addition to the 3,499,275 maximum common shares issuable from the exchange of the Debentures, the maximum number of common shares that could be issued upon conversion, if all Debentures are exchanged, is approximately 19,000,000. The Notes are redeemable at the option of the Company at 79.48% until May 1, 1996, 83.10% through August 1, 1996 increasing periodically to 100% of the principal balance on August 2, 1997.

     As of March 31, 1996, the Company had remaining outstanding $6,551,000 of its 6% Convertible Subordinated Debentures due July 1, 2002 (the Debentures), net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $749,000. The face amount of the outstanding Debentures was $7,300,000.

                               Page 8 of 16 pages

     Interest on the debentures is payable on July 1 of each year. The interest accrued as of March 31, 1996 amounted to $767,000. As of March 31, 1996 the Company is in default under the interest payment provisions of the Debentures. Accordingly, such debt has been classified as a current liability at March 31, 1996.

Note 8: Legal Matters

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

     In March 1996, the Company executed a Stipulation of Settlement to settle the class actions, and an order of preliminary approval of settlement was approved by the Court. The agreement is subject to certain conditions precedent, including the maintenance by the Company's common stock of a certain minimum market value. The settlement, if consummated, will include a cash payment by the Company's insurers and issuance by the Company of 1,100,000 shares of its common stock, to be distributed in accordance with a plan to be approved by the Court. Under the agreement, the Company is not required to contribute any cash towards the proposed settlement. In connection with the settlement, the Company recorded a charge to income of $1,100,000 in the fourth quarter of 1995, an estimation of the market value of the shares to be issued.

     The Company denies the material allegations and admits no liability of any sort in connection with the settlement and dismissal of the action. Notice of the court hearing on the settlement has been sent to class members, and the hearing is scheduled for June 7, 1996. The settlement is subject to the final approval of the court.

Note 9: Stock Split

     The Board of Directors has approved, subject to stockholder approval, a one-for-five reverse split (the "Reverse Split") of the Company's Common Stock. As a result of the Reverse Split, each share of Common Stock outstanding at the effective time of the Reverse Split, will, without any action on the part of the holder thereof, become one-fifth share of Common Stock. The par value of the Common Stock will not be affected by the Reverse Split.


                               Page 9 of 16 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                       Three Months Ended
                                                            March 31,
                                                       ------------------
                                                       1996          1995
                                                       ----          ----
Sales                                                  100%           100%
Cost of Sales                                           67%            69%
Gross Profit                                            33%            31%
Selling, general and administrative expenses            26%            31%
Research and development expenses                        7%             8%
     Operating income(loss)                              0%            (9%)
Interest expense - net                                 (16%)          (12%)
Other                                                   (1%)           (2%)
Minority interest                                        1%            --
Extraordinary item                                      23%            12%
Net income (loss)                                        7%           (12%)

     The Company's sales by product line for the periods ended March 31, 1996 and 1995 are as follows:

                                                     Three Months Ended
                                                         March 31,
                                                     ------------------
                                                 1996                  1995
                                                 ----                  ----
Line connection/protection equipment*       $ 5,797    44%        $ 9,017   57%
OSS equipment                                 5,900    44%          5,473   34%
Signal Processing                             1,437    11%          1,348    8%
Other                                            87     1%            105    1%
                                            -------------         ------------
                                            $13,221   100%        $15,943  100%
                                            =============         ============

* Includes sales of fiber optics products of $452,000 for the quarter ended March 31, 1996 and $2,269,000 for the quarter ended March 31, 1995.


                               Page 10 of 16 pages

Financial Condition

     The Company's working capital deficit changed from $8,197,000 at December 31, 1995 to $3,552,000 at March 31, 1996. The reduced deficit is primarily the result of the sale of the fiber optics business which provided the Company funds to reduce certain of its current liabilities and the conversion of approximately 80% of the 6% subordinated debentures which reduced approximately $2,000,000 of accrued interest expense.

     In March 1996, the Company's loan and security agreement with its senior secured lender, Foothill Capital Corporation ("Foothill"), was amended. Pursuant to the amendment, the Company's obligations were extended from November 1996 to November 1998 and defaults at December 31, 1995 and through the date of the amendment, were waived by Foothill. As a result the Company's indebtedness to Foothill has been classified as a long-term liability of $21,436,000 at March 31, 1996.

     On November 30, 1995, the Company offered the holders of its 6% Convertible Subordinated Debentures due July 1, 2002 (the Debentures) an exchange of such debt for common stock and zero coupon senior subordinated convertible notes (the Notes) due January 2, 1998. The exchange ratio is 97 shares of common stock and $767.22 of principal of Notes in exchange for $1,000 principal amount of Debentures. Accrued interest on the Debentures would also be eliminated

     Through March 31, 1996, the Company exchanged approximately $28,775,000 principal amount of the Debentures, net of unamortized discount of $3,070,000 and eliminated $2,504,000 of accrued interest payable for 2,791,175 shares of the Company's common stock with a market value of $3,099,000 at the time of issuance and $22,077,000 principal amount of Notes pursuant to the Exchange Offer. The unsecured Notes will not bear interest and there are no sinking fund requirements.

     As of March 31, 1996, the Company had remaining outstanding $6,551,000 of its 6% Convertible Subordinated Debentures due July 1, 2002 (the Debentures), net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $749,000. The face amount of the outstanding Debentures was $7,300,000.

     Interest on the debentures is payable on July 1 of each year. The interest accrued as of March 31, 1996 amounted to $767,000. As of March 31, 1996 the Company is in default under the interest payment provisions of the Debentures. Accordingly, such debt has been classified as a current liability at March 31, 1996.

     The Company has no past or ongoing interest obligation with respect to either the new zero coupon notes or the Debentures which were exchanged. The aggregate annual interest obligation on the Debentures which had not been exchanged at March 31, 1996 is approximately $440,000.


                               Page 11 of 16 pages

     On March 12, 1996, the Company consummated an agreement pursuant to which it sold certain assets and the buyer assumed certain liabilities and severance obligations related to the operations of the Company's fiber optics management and component business. Accordingly, at December 31, 1995, the net assets of the fiber optics business were reflected as "assets held for sale, net" at net realizable value, based on the terms of the sale. The net assets of the fiber optics business were sold for a total purchase price of approximately $8,000,000 of which $1,100,000 is held in escrow, subject to certain conditions, plus the assumption of approximately $1,400,000 in liabilities. The proceeds were applied to reduce the Company's obligations to Foothill in accordance with the March 1996 amendment to the Foothill agreement.

     The sale of the fiber optics business benefited the Company by allowing it to close two facilities, with a resultant decrease in personnel and overhead costs, the benefits of which are expected to be realized commencing with the second quarter of 1996. The sale also enabled the Company to amend and extend its agreement with Foothill, as described above, and make a significant payment to Foothill, which reduces its ongoing interest costs.

     The Company's obligations to Foothill are secured by substantially all of the assets of the Company and its subsidiaries. The agreement with Foothill was extended for two years, and the Company is no longer in default under its agreement with Foothill. The agreement with Foothill requires the Company to continue to meet certain financial covenants.

Results of Operations

     The  Company's  sales for the quarter  ended March 31,  1996  decreased  by
$2,722,000 (17%) compared to the quarter ended March 31, 1995. Sales of line connection/protection equipment decreased by $3,220,000 from $9,017,000 for the 1995 quarter to $5,797,000 for the 1996 quarter. Within this product line, sales of copper products decreased $1,403,000 (21%) and sales of fiber optic products (see Item 2) decreased $1,817,000 (80%) from the March, 1995 quarter as compared to the March, 1996 quarter. OSS sales increased by $427,000 (8%) from $5,473,000 for the quarter ended March 31,1995 to $5,900,000 for the quarter ended March 31,1996. The Company's continuing liquidity problems during 1995, which adversely affected its ability to secure parts and components, was a key contributing factor to the net reduction of sales.



                               Page 12 of 16 pages

     Cost of sales in the quarter ended March 31, 1996, as a percentage of sales, decreased from the quarter ended March 31, 1995 from 69% to 67%. Even though sales decreased, this improvement is attributed to the Company's efforts to reduce direct and indirect labor and overhead manufacturing costs which began late in the second quarter of 1995, and to a lesser extent, the sale of the fiber optic business as of March 1996. This sale should have a materially positive effect on cost of sales in the second quarter of 1996.

     Selling , general and administration expenses decreased by $1,603,000 (32%) from $5,015,000 to $3,412,000. This reduction reflects the Company's efforts to reduce personnel costs and associated expenses, especially in the area of sales and marketing support. The positive effect of the sale of the fiber optics business will be reflected in the second quarter of 1996.

     Research and development expenses decreased by $402,000 (32%) from $1,273,000 to $871,000. This reduced cost is reflective of the Company's efforts to be made in order to streamline its operations by focusing on those projects with the highest potential for success.

     As a result of the above, the Company had an operating income of $55,000 for the quarter ended March 31, 1996 as compared to a loss of $1,487,000 from operations for the quarter ended March 31, 1995. The Company's operating improvement in the quarter ended March 31, 1996, when compared to the quarter ended March 31, 1995, was the results of its continuing efforts to bring its costs and expenses more in line with its current level of sales.

     Interest expense increased by $252,000 from $1,926,000 in 1995 to $2,178,000 in 1996. This change is attributable primarily to a decrease in interest expense related to the exchange of the Company's 6% Convertible Subordinated Debentures offset by an increase in interest expense associated with increased borrowing costs.

     In the first quarter ended March 31, 1996, the Company recorded a $3,033,000 gain from the early extingushment of approximately 80% of its 6% Convertible Subordinated Debt (See Note 7).

     In the quarter ended March 31, 1995 the Company recorded an extraordinary gain of $1,871,000 in conjunction with the Company's repurchase from its senior lender and retirement of $3,900,000 of its 6% Convertible Subordinated Debt for approximately $2,500,000.

     As the result of the foregoing, the Company generated net income of $865,000, $0.07 per share, for the quarter ended March 31, 1996 vs. a net loss of $1,860,000, $0.26 per share, for the quarter ended March 31, 1995. The calculation of the weighted average shares, for the quarter ended March 31, 1996, assumes the conversion of the Notes which are considered to be a common stock equivalent.


                               Page 13 of 16 pages

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

     In March 1996, the Company executed a Stipulation of Settlement to settle the class actions, and an order of preliminary approval of settlement was approved by the Court. The agreement is subject to certain conditions precedent, including the maintenance by the Company's common stock of a certain minimum market value. The settlement, if consummated, will include a cash payment by the Company's insurers and issuance by the Company of 1,100,000 shares of its common stock, to be distributed in accordance with a plan to be approved by the Court. Under the agreement, the Company is not required to contribute any cash towards the proposed settlement. In connection with the settlement, the Company recorded a charge to income of $1,100,000 in the fourth quarter of 1995, an estimation of the market value of the shares to be issued.

     The Company denies the material allegations and admits no liability of any sort in connection with the settlement and dismissal of the action. Notice of the court hearing on the settlement has been sent to class members, and the hearing is scheduled for June 7, 1996. The settlement is subject to the final approval of the court.

Item 2. Changes in Securities.

     On November 30, 1995, the Company offered the holders of its 6% Convertible Subordinated Debentures due July 1, 2002 (the Debentures) an exchange of such debt for common stock and zero coupon senior subordinated convertible notes (the Notes) due January 2, 1998. The exchange ratio is 97 shares of common stock and $767.22 of principal of Notes in exchange for $1,000 principal amount of Debentures. Accrued interest on the Debentures would also be eliminated

     Through March 31, 1996, the Company exchanged approximately $28,775,000 principal amount of the Debentures, net of unamortized discount of $3,070,000 and eliminated $2,504,000 of accrued interest payable for 2,791,175 shares of the Company's common stock with a market value of $3,099,000 at the time of issuance and $22,077,000 principal amount of Notes pursuant to the Exchange Offer.

Item 3. Defaults Upon Senior Securities.

     As of March 31, 1996 the Company is in default under the interest payment provisions of its 6% Convertible Subordinated Debentures due July 1, 2002 (the Debentures). Accordingly, such debt has been classified as a current liability at March 31, 1996. The Company had remaining outstanding $6,551,000 of the Debentures net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method of $749,000. The face amount of the outstanding Debentures was $7,300,000. Interest on the debentures is payable on July 1 of each year. The interest accrued as of March 31, 1996 amounted to $767,000.

                               Page 14 of 16 pages

Item 4. Submission of Matters to a Vote of Security Holders.

     The Board of Directors has approved, subject to stockholder approval, a one-for-five reverse split (the "Reverse Split") of the Company's Common Stock. As a result of the Reverse Split, each share of Common Stock outstanding at the effective time of the Reverse Split, will, without any action on the part of the holder thereof, become one-fifth share of Common Stock. The par value of the Common Stock will not be affected by the Reverse Split.

     Subject to shareholder approval, the Board of Directors approved an amendment to the Company's certificate of incorporation to increase the authorized capital to 41,000,000 shares, of which 1,000,000 are shares of Preferred Stock and 40,000,000 shares are shares of Common Stock. The amendment does not affect the number of authorized shares of Preferred Stock and increases the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 shares.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     A current report on form 8-K, dated March 28, 1996, was filed.



                               Page 15 of 16 pages

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PORTA SYSTEMS CORP.

     Dated May 10, 1996                        By /s/Warren H. Esanu
                                                  ------------------
                                                  Warren H. Esanu
                                                  Chairman of the Board

     Dated May 10, 1996                        By /s/Edward B. Kornfeld
                                                  ---------------------
                                                  Edward B. Kornfeld
                                                  Vice President and
                                                    Chief Financial Officer


                               Page 16 of 16 pages