Form 10-Q
period 1996-06-30
PORTA SYSTEMS CORP
filed 1996-08-12
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________
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

Yes ___X*___ No ______

* See Part II, Item 5

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
                      2,095,052 shares as of August 6, 1996

                               Page 1 of 17 pages

PART I.- FINANCIAL INFORMATION

Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                          June 30,  December 31,
                                                            1996        1995
                                                           -------     -------
                                   Assets               (Unaudited)
Current assets:
     Cash and cash equivalents                             $ 1,049     $ 1,109
     Accounts receivable, net                               13,292      12,626
     Inventories                                             8,177       8,979
     Prepaid expenses                                          728         659
     Receivable from sale of discontinued operations          --         1,000
     Other receivable                                          920        --
                                                           -------     -------
          Total current assets                              24,166      24,373
                                                           -------     -------
      Assets held for sale, net                               --         7,893
      Property, plant and equipment, net                     6,074       6,911
      Deferred computer software, net                        2,463       3,188
      Goodwill, net                                         11,577      11,793
      Other assets                                           4,888       6,433
                                                           -------     -------

          Total assets                                     $49,168     $60,591
                                                           =======     =======

                      Liabilities and Stockholders' Deficit

Current liabilities:
   Convertible subordinated debentures                     $ 4,522     $ 6,564
   Accounts payable                                          7,028       8,302
   Accrued expenses                                          8,678      10,502
   Accrued interest payable                                    784       3,534
   Accrued commissions                                       2,040       2,016
   Income taxes payable                                        780         780
   Customer advances                                           500         504
   Short-term loans                                            250         368
                                                           -------     -------
          Total current liabilities                         24,582      32,570
                                                           -------     -------

Long-term debt                                              18,016      26,645
Convertible subordinated debentures                           --        25,660
Zero coupon senior subordinated convertible notes           23,830        --
Notes payable net of current maturities                      3,084       3,084
Income taxes payable                                           811         811
Other long-term liabilities                                    501         385
Minority interest                                              526         759
                                                           -------     -------
          Total long-term liabilities                       46,768      57,344
Stockholders' deficit:
   Preferred stock, no par value; authorized
     1,000,000 shares, none issued                             --         --
   Common stock,par value $.01; authorized 8,000,000
     and 20,000,000 shares,issued 2,095,052 and
     7,461,806 shares at June 30, 1996 and December 31,
     1995, respectively                                         21          75
   Additional paid-in capital                               36,206      32,248
   Foreign currency translation adjustment                  (3,805)     (4,199)

   Accumulated deficit                                     (52,231)    (56,074)
                                                            -------     -------
                                                           (19,809)    (26,950)
   Treasury stock, at cost                                  (2,066)     (2,066)
   Receivable for employee stock purchases                    (307)       (307)
                                                            -------     -------
          Total stockholders' deficit                      (22,182)    (29,323)
                                                            -------     -------
          Total liabilities and stockholders' deficit      $49,168    $ 60,591
                                                          ========    ========

          See accompanying notes to consolidated financial statements.
                               Page 2 of 17 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                            Six Months Ended
                                                          June 30,    June 30,
                                                             1996        1995
                                                           -------     -------
Sales                                                      $26,863     $33,178
Cost of sales                                               17,744      25,847
  Gross profit                                             -------     -------
                                                             9,119       7,331

Selling, general and administrative expenses                 6,187       8,734
Research and development expenses                            1,804       2,434
                                                           -------     -------
         Total expenses                                      7,991      11,168
                                                           -------     -------
         Operating income (loss)                             1,128      (3,837)

Interest expense                                            (3,226)     (3,810)
Interest income                                                 42          33
Other income (expense)                                          18        (549)
                                                           -------     -------
         Loss before income taxes,
         minority interest and extraordinary item           (2,038)     (8,163)

Income tax expense                                              (6)        (17)
Minority interest                                              233        (157)
                                                           -------     -------
    Loss from continuing operations                         (1,811)     (8,337)

Gain (loss) on disposal of discontinued operations           2,264      (3,500)
                                                           -------     -------
    Income (loss) before extraordinary item                    453     (11,837)

Extraordinary gain                                           3,390       1,871
                                                           -------     -------
Net income (loss)                                          $ 3,843     $(9,966)
                                                           =======     =======
Per share data:

    Loss from continuing operations                        $ (0.43)    $ (5.83)
                                                           =======     =======

    Income (loss) before extraordinary item                $  0.10     $ (8.28)
    Extraordinary item                                        0.80        1.31
                                                           -------     -------
       Net income (loss)                                   $  0.90     $ (6.97)
                                                           =======     =======
    Weighted average shares outstanding                      4,249       1,430
                                                           =======     =======

     See accompanying notes to unaudited consolidated financial statements.
                               Page 3 of 17 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                           Three Months Ended
                                                          June 30,      June 30,
                                                            1996          1995
                                                           -------     -------
Sales                                                      $13,642     $17,235
Cost of sales                                                8,861      14,705
                                                           -------     -------
  Gross profit                                               4,781       2,530

Selling, general and administrative expenses                 2,775       3,719
Research and development expenses                              933       1,161
                                                           -------     -------
          Total expenses                                     3,708       4,880
                                                           -------     -------
          Operating income (loss)                            1,073      (2,350)

Interest expense                                            (1,048)     (1,884)
Interest income                                                 33          11
Other income (expense)                                         169        (164)
    Income (loss) before income taxes,                     -------     -------
    minority interest and extraordinary item                   227      (4,387)

Income tax benefit (expense)                                     7          (7)
Minority interest                                              123        (212)
                                                            -------     -------
    Income (loss) from continuing operations                   357      (4,606)

Gain (loss) on disposal of discontinued operations           2,264      (3,500)
                                                           -------     -------
    Income (loss) before extraordinary item                  2,621      (8,106)

Extraordinary gain                                             357        --
                                                           -------     -------
Net income (loss)                                          $ 2,978     $(8,106)
                                                           =======     =======
Per share data:

    Income (loss) from continuing operations               $  0.09     $ (3.22)
                                                           =======     =======

    Income (loss) before extraordinary item                $  0.68     $ (5.67)
    Extraordinary item                                        0.09        --
                                                           -------     -------
      Net income (loss)                                    $  0.77     $ (5.67)
                                                           =======     =======
    Weighted average shares outstanding                      3,880       1,430
                                                           =======     =======



     See accompanying notes to unaudited consolidated financial statements.
                               Page 4 of 17 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                Unauditied Consolidated Statements of Cash Flows
                                 (In thousands)

                                                            Six  Months Ended
                                                           June 30,     June 30,
                                                            1996         1995
                                                           -------     -------
Cash flows from operating activities:
   Net income (loss)                                       $ 3,843     $(9,966)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     (Gain) loss on disposal of discontinued operations     (2,264)      3,500
     Extraordinary gain                                     (3,390)     (1,871)
     Non-cash financing expenses                             1,799         360
     Depreciation and amortization                           2,237       2,752
     Amortization of discount on convertible
       subordinated debentures                                  63         395
     Minority interest                                        (233)        157
   Changes in assets and liabilities:
     Accounts receivable                                      (666)     (3,300)
     Inventories                                               802       2,699
     Prepaid expenses                                          (69)       (628)
     Deferred computer software                                (38)       (647)
     Other assets                                             (359)       (125)
     Accounts payable                                       (1,274)        415
     Accrued expenses                                       (1,824)      2,467
     Other liabilities                                         247        (164)
                                                           -------     -------
       Net cash used in operating activities                (1,126)     (3,956)

   Cash flows from investing activities:
     Proceeds from disposal of assets held for sale, net     6,793        --
     Proceeds from receivable from sale of discontinued
       operations                                            3,456        --
     Capital expenditures                                    (292)       (604)
                                                           -------     -------
       Net cash provided by (used in) investing activities  9.957        (604)
                                                           -------     -------
   Cash flows from financing activities:
     Proceeds from long-term debt                            1,330       5,338
     Repayments of long-term debt                           (9,959)     (2,500)
     (Repayments of) proceeds from notes payable
       and short term loans                                   (118)        533
                                                           -------     -------
       Net cash (used in) provided by financing activities  (8,747)     (3,371)
                                                           -------     -------
   Effect of exchange rates on cash                           (144)        193
                                                           -------     -------
   Decrease in cash and cash equivalents                       (60)       (996)

   Cash and equivalents - beginning of the year              1,109       2,332
                                                           -------     -------
   Cash and equivalents - end of the period                $ 1,049     $ 1,336
                                                           =======     =======
   Supplemental cash flow disclosures:
         Cash paid for interest expense                    $ 1,391     $ 1,534
                                                           =======     =======

         Cash paid for income taxes                        $    29     $    27
                                                           =======     =======



     See accompanying notes to unaudited consolidated financial statements.
                               Page 5 of 17 pages

              NOTES TO UNAUDITIED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

     Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 1995. Results for the first six months of 1996 are not necessarily indicative of results for the year.

Note 2: Computation of Per Share Earnings

     All share and per share information presented in the Consolidated Financial Statements and the Form 10-Q for the six months ended June 30, 1996 gives retroactive effect to the Reverse Split described in Note 10.

                                           Six months ended   Three months ended
                                             June 30, 1996       June 30, 1996
                                             -------------       -------------
                                        (In thousands, except per share amounts)

Net income                                     $3,843                $2,978
                                               ======                ======
Weighted average shares outstanding-Basic       1,924                 2,024

Shares of common stock contingently
issuable in connection with the
potential conversion of the zero coupon
senior subordinated convertible
notes                                           2,325                 1,856
                                               ------                ------

Weighted average shares outstanding-
  Primary                                       4,249                 3,880
                                               ------                ------

Earnings per share                             $ 0.90                $ 0.77
                                               ======                ======

Note 3: Discontinued Operations

     The Company's receivable from the sale of discontinued operations was represented by shares of common stock of the entity which now owns the discontinued operations. During the quarter ended June 30, 1996, the Company sold the shares of this common stock for $3,456,000. In such quarter the Company recorded a gain of $2,264,000 on disposal of discontinued operations. The receivable had previously been written down to $1,000,000 as a result of the liquidation and receivership of such purchaser. As part of an agreement with the Company's primary lender, the net proceeds from the sale of the discontinued operations were applied to reduce the outstanding principal balance of the Company's term loan.

                               Page 6 of 17 pages

Note 4: Assets Held For Sale

     On March 13, 1996, the Company sold certain assets and the buyer assumed certain liabilities and severance obligations related to the operations of the Company's fiber optics management and component business for $7,893,000, subject to certain adjustments. As of December 31, 1995, in conjunction with this transaction, the Company accrued approximately $700,000 for certain obligations in connection with the closing of its fiber optics facility in Ireland. These obligations were settled in the second quarter of 1996, and along with other adjustments related to the sale of the fiber business, for a positive adjustment of approximately $358,000. The difference was recorded as a reduction of selling, general and administrative expenses in the accompanying statement of operations.

     The Company received $6,793,000 at closing of the sale of the fiber business and the remainder was placed into two escrow funds to be released over the next year, subject to certain conditions, including a final valuation of the net assets transferred. As of June 30, 1996, the remainder, $920,000, has remained in escrow and is reported as an "Other receivable" in the accompanying consolidated balance sheet. The proceeds were primarily used to repay long-term debt. As a result of the transaction, the Company recorded a charge to operations in 1995 of $862,000 to write down the net assets sold to net realizable value. Net sales of the fiber optics business approximated $452,000 and $3,684,000 for the six months ended June 30, 1996 and 1995, respectively.

Note 5: Inventories

     Inventories at June 30, 1996 have been computed using a standard cost system. The composition of inventories at the end of the respective periods is as follows:

                                               June 30, 1996   December 31, 1995
                                               -------------   -----------------
                                                        (in thousands)
     Parts and components                         $4,884              $5,370
     Work-in-process                               1,519                 849
     Finished goods                                1,774               2,760
                                               -------------   -----------------
                                                  $8,177              $8,979
                                               =============   =================
Note 6: Long-Term Contracts

     At June 30, 1996, accounts receivable included approximately $900,000 in excess costs and related profits over amounts billed relating to long-term contracts under which the Company provides specialized products to major international customers. Substantially all such amounts are expected to be billed during the remainder of 1996.

Note 7: 6% Convertible Subordinated Debentures

     On November 30, 1995, the Company offered the holders of its 6% Convertible Subordinated Debentures due July 1, 2002 (the Debentures) an exchange of each $1,000 face amount of such debt and the elimination of the associated accrued interest payable for 19.4 shares of the Company's common stock and $767.22 principal amount of zero coupon senior subordinated convertible notes (the Notes) due January 2, 1998 (the Exchange Offer). The Notes are non-interest bearing, unsecured and have no sinking fund requirements.

                               Page 7 of 17 pages

     Each Note is convertible into common stock at a conversion price of $7.90 per share until November 1, 1996 and $6.55 per share thereafter. Accordingly, in addition to a maximum of 699,855 of common shares issuable from the exchange of the Debentures, the maximum number of shares of common stock that could be issued upon conversion, if all Debentures are exchanged, is approximately 4,225,600. The Notes are redeemable at the option of the Company at 86.71% through November 1, 1996 increasing periodically to 100% of the principal balance on November 1, 1997.

     Through June 30, 1996, the Company exchanged approximately $31,060,000 principal amount of the Debentures, net of unamortized discount of $3,295,000, for 602,564 shares of the Company's common stock and $23,830,000 principal amount of Notes pursuant to the Exchange Offer.

     The exchange of the Debentures for the Notes and common stock has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15 (SFAS No. 15). Since the future principal and interest payments under the Notes is less than the carrying value of the Debentures, the Notes were recorded for the amount of the future cash payments, and not discounted. Accordingly, the Company recorded an extraordinary gain on restructuring of $357,000 during the quarter ended June 30, 1996 and $3,033,000 during the quarter ended March 31, 1996. Additionally, in accordance with SFAS No. 15, no future interest expense will be recorded on the Notes.

     As of June 30, 1996, $4,522,000 of the Debentures remained outstanding, net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $493,000. The face amount of the outstanding Debentures was $5,015,000.

     Interest on the Debentures is payable on July 1 of each year. The aggregate accrued interest payable on the remaining Debentures (including amounts in arrears) was approximately $603,000 as of June 30, 1996. The Company is presently in default under the interest payment provisions of the Debentures. Accordingly, such debt has been classified as current at June 30, 1996.

Note 8: Long-Term Debt

     At June 30, 1996, the Company's long-term debt consisted of senior debt under its credit facility with Foothill Capital Corporation in the amount of $18,016,000. During the quarter ended June 30, 1996 the Company repaid $3,456,000 of outstanding principal from the proceeds of the sale of discontinued operations (see Note 3).

     Financial debt covenants include an interest coverage ratio measured quarterly commencing with the quarter ending June 30, 1996, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of June 30, 1996, the Company is in compliance with the above covenants.

                               Page 8 of 17 pages

Note 9: Legal Matters

     During the quarter ended June 30, 1996, the Company settled its previously disclosed class actions. The settlement includes a cash payment by the Company's insurers and issuance by the Company of 220,000 shares of its common stock, to be distributed in accordance with a Plan of Allocation, also approved by the Court. Following a settlement fairness hearing, the Court approved the settlement in an order dated June 18, 1996. As part of the settlement, the Company has been released from all claims where were or could have been asserted in the class actions and all such claims against the defendants have been dismissed with prejudice. In connection with the settlement, the Company recorded a charge to income of $1,100,000 in the fourth quarter of 1995, representing an estimation of the market value of the shares to be issued.

     In July 1996, an action was commenced in the Supreme Court of the State of New York, New York County by certain stockholders and warrant holders of the Company who acquired their securities in connection with the acquisition by the Company of Aster Corporation against the Company and certain present and former directors. The complaint alleges breach of contract against the Company and breach of fiduciary against the directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $62,000; however, counsel for the plaintiff have advised the Company that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. The Company believes that the defendants have valid defenses to the claims.

Note 10: Capital

     On June 6, 1996, the stockholders of the Company approved an amendment to the Company's certificate of incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 shares.

     In addition, on June 6, 1996, the stockholders of the Company approved a one-for-five reverse split (the "Reverse Split") of the Company's common stock. As a result of the Reverse Split, each share of common stock outstanding at the effective time of the Reverse Split, without any action on the part of the holder thereof, became one-fifth share of common stock. The par value of the common stock was not effected by the Reverse Split.

     The increase in authorized common stock and the Reverse Split became effective upon filing with the Delaware Secretary of State of an amendment to the Company's certificate of incorporation on August 2, 1996. Accordingly, the Company has reclassified approximately $84,000 from common stock to additional paid-in capital for the period ended June 30, 1996 and all share and per share data have been restated to give effect to the Reverse Split.

                               Page 9 of 17 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                        Six Months Ended      Three Months Ended
                                            June 30,               June 30,
                                            --------               --------
                                          1996     1995         1996     1995
                                          ----     ----         ----     ----
Sales                                     100%     100%         100%     100%
Cost of Sales                              66%      78%          65%       5%
Gross Profit                               34%      22%          35%      15%
Selling, general and
 administrative expenses                   23%      26%          20%      22%
Research and development expenses           7%       7%           7%       7%
     Operating income(loss)                 4%     (12%)          8%     (14%)
Interest expense - net                    (12%)    (11%)         (8%)    (11%)
Other income (expense)                      0%      (2%)          1%      (1%)
Minority interest                           1%      (1%)          1%      (1%)
Provision for discontinued operations       8%     (11%)         17%       0%
Extraordinary item                         13%       6%           3%     (20%)
Net income (loss)                          14%     (30%)         22%     (47%)

     The Company's sales by product line for the periods ended June 30, 1996 and 1995 are as follows:

                                                    Six Months Ended
                                                         June 30,
                                                         --------
                                                  1996           1995
                                                  ----           ----
                                                 (Dollars in thousands)

Line connection/protection equipment*         $12,705  47%    $16,105  49%
OSS equipment                                  10,633  40%     14,396  43%
Signal Processing                               3,377  12%      2,412   7%
Other                                             148   1%        265   1%
                                              -----------     -----------
                                              $26,863 100%    $33,178 100%
                                              ===========     ===========

                                                    Three Months Ended
                                                         June 30,
                                                         --------
                                                  1996           1995
                                                  ----           ----
                                                 (Dollars in thousands)

Line connection/protection equipment*        $ 6,908  51%    $ 7,088  41%
OSS equipment                                  4,733  35%      8,923  52%
Signal Processing                              1,940  14%      1,064   6%
Other                                             61   0%        160   1%
                                             -----------     -----------
                                             $13,642 100%    $17,235 100%
                                             ===========     ===========

*Includes sales of fiber optics products of $452,000 and $0 for the six months and three months ended June 30, 1996 and $3,684,000 and $1,415,000 for the six months and three months ended June 30, 1995, respectively.

                               Page 10 of 17 pages

Financial Condition

     The Company's working capital deficit changed from $8,197,000 at December 31, 1995 to $416,000 at June 30, 1996. The reduced deficit is primarily the result of the sale of the fiber optics business which provided the Company with funds to reduce certain of its current liabilities, the conversion of approximately 86% of the 6% convertible subordinated debentures which reduced approximately $2,225,000 of accrued interest expense and the sale of stock issued in respect of the sale of discontinued operations which was used to reduce its obligations to its senior lender.

     During the quarter ended June 30, 1996, the Company received $3,456,000 from the sale of common stock issued in respect of the obligations of the purchaser of discontinued operations. A gain of $2,264,000, net of related expenses, was recorded. The receivable had previously been written down to $1,000,000 as a result of the liquidation and receivership of such purchaser. The net proceeds were applied to reduce the outstanding principal balance of the Company's long-term loan with its senior lender.

     In March 1996, the Company's loan and security agreement with its senior secured lender, Foothill Capital Corporation ("Foothill"), was amended. Pursuant to the amendment, the Company's obligations were extended from November 1996 to November 1998 and defaults at December 31, 1995 and through the date of the amendment, were waived by Foothill. As a result the Company's indebtedness to Foothill has been classified as a long-term liability. As part of the consideration to Foothill for the amendment, the Company is obligated to pay a monthly facility fee of $50,000 commencing November 30, 1996.

     The Company's obligations to Foothill are secured by substantially all of the assets of the Company and its subsidiaries. The agreement with Foothill requires the Company to continue to meet certain financial covenants. At June 30, 1996, the Company is in compliance with its covenants under the agreement.

     On November 30, 1995, the Company offered the holders of its 6% Convertible Subordinated Debentures due July 1, 2002 (the Debentures) an exchange of such debt for common stock and zero coupon senior subordinated convertible notes (the Notes) due January 2, 1998. The exchange ratio is 19.4 shares of common stock and $767.22 of principal of Notes in exchange for $1,000 principal amount of Debentures. Accrued interest on the Debentures would also be eliminated.

     As of June 30, 1996, approximately $31,060,000 principal amount of the Debentures, net of unamortized discount of $3,295,000 and $2,778,000 of accrued interest payable was exchanged for 602,564 shares of the Company's common stock and $23,830,000 principal amount of Notes pursuant to the Exchange Offer. The
unsecured   Notes  do  not  bear  interest  and  there  are  no  sinking  fund requirements.

     As of June 30, 1996, the Company had remaining outstanding $4,522,000 of Debentures, net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $493,000. The face amount of the outstanding Debentures was $5,015,000.

                               Page 11 of 17 pages

     Interest on the Debentures is payable on July 1 of each year. The interest accrued as of June 30, 1996 amounted to $603,000. As of June 30, 1996 the Company is in default under the interest payment provisions of the Debentures. Accordingly, such debt has been classified as a current liability at June 30, 1996.

     The Company has no past or ongoing interest obligation with respect to either the new zero coupon notes or the Debentures which were exchanged. The aggregate annual interest obligation on the Debentures which have not been exchanged at June 30, 1996 is approximately $300,000.

     On March 12, 1996, the Company sold certain assets and the buyer assumed certain liabilities and severance obligations related to the operations of the Company's fiber optics management and component business. Accordingly, at December 31, 1995, the net assets of the fiber optics business were reflected as "assets held for sale, net" at net realizable value, based on the terms of the sale. The net assets of the fiber optics business were sold for a total purchase price of approximately $8,000,000 of which $1,100,000 was held in escrow, subject to certain conditions, plus the assumption of approximately $1,400,000 in liabilities. The proceeds were applied to reduce the Company's obligations to Foothill in accordance with the March 1996 amendment to the Foothill agreement. As of June 30, 1996 certain claims have been resolved and funds have been disbursed from the escrow account to reduce the balance to $920,000.

     The sale of the fiber optics business benefited the Company by allowing it to close two facilities, with a resultant decrease in personnel and overhead costs. The sale also enabled the Company to amend and extend its agreement with Foothill, as described above, and make a significant payment to Foothill, which reduces its ongoing interest costs.

Results of Operations

     The Company's sales for the six months ended June 30, 1996 compared to the six months ended June 30, 1995 decreased $6,315,000 (19%) and the sales for the quarter ended June 30, 1996 decreased by $3,593,000 (21%) compared to the quarter ended June 30, 1995. The primary reasons were reduced OSS revenue and the sale of the fiber optics business in March 1996.

     OSS revenue was decreased by $3,763,000 and $4,190,000 for the six and three months ended June 30, 1996, respectively. This reduced volume is due to lower levels of sales of our Korea joint venture partner and to a lesser extent sales to British Telecommunications plc.

     The line connection/protection equipment sales for the six months ended June 30 decreased by approximately $3,400,000 from 1995 to 1996. This decline reflected the sale of the fiber optics division in March 1996. Sales of fiber optics products were $452,000 and $3,684,000 for the six months ended June 30, 1996 and 1995, respectively.

     Line connection/protection equipment revenue for the June 1996 quarter did not materially change, but the product mix within this category changed from the same quarter last year. Copper products increased approximately $1,300,000 from last year's quarter. There were no fiber optic sales for the quarter ended June 30, 1996 compared to $1,415,000 of fiber sales for the quarter ended June 30, 1995 (see Note 3).

                               Page 12 of 17 pages

     Cost of sales for the six months and the quarter ended June 30, 1996, as a percentage of sales compared to the same periods of 1995, decreased from 78% to 66% and from 85% to 65%, respectively. This improvement in gross margin is attributed to the Company's continuing efforts to reduce direct and indirect labor and overhead manufacturing costs which began late in the second quarter of 1995, and to a lesser extent, the sale of the fiber optic business as of March 1996.

     Selling, general and administration expenses decreased by $2,547,000 (29%) from $8,734,000 to $6,187,000 for the six months ended June 30, 1996 compared to 1995. For the quarter ended June 30, 1996 and 1995 selling, general and administration expenses decreased by $944,000 (24%). This reduction reflects the Company's efforts to reduce personnel costs and associated expenses, especially in the area of sales and marketing support, the elimination of the expenses associated with the fiber business and to a lesser extent, a reversal of a December 1995 accrued expense of approximately $342,000 (see Note 4).

     Research and development expenses decreased by $630,000 (26%) and by $228,000 (20%) for the six and three months ended June 30, 1996 from the comparable periods in 1995, respectively. This reduced cost reflects the Company's efforts to streamline its operations by focusing on those projects with the highest potential for success and to a lesser extent, the elimination of those expenses related to fiber activities.

     As a result of the above, for the six months ended June 30, 1996 compared to 1995, the Company had operating income of $1,128,000 versus an operating loss of $3,837,000. The Company had an operating income of $1,073,000 for the quarter ended June 30, 1996 as compared to a loss of $2,350,000 from operations for the quarter ended June 30, 1995. The Company's operating improvement for the six months and the quarter ended June 30, 1996, when compared to the comparable periods ended June 30, 1995, were the results of its continuing efforts to bring its costs and expenses in line with its current level of sales and the sale of the fiber optics business.

     Interest expense decreased for the six months ended June 30 by $584,000 from $3,810,000 in 1995 to $3,226,000 in 1996. For the quarter ended June 30, interest expense decreased by $836,000 from $1,884,000 in 1995 to $1,048,000 in 1996. This change is attributable primarily to a decrease in interest expense related to the exchange of the Company's Debentures and repayment of principal to the Company's senior lender from the proceeds of the sale of the fiber business and the sale of common stock issued in respect of the sale of discontinued operations. (see Notes 3 and 4). These reductions of interest expense are offset by an increase in interest expense associated with increased borrowing costs.

     During the six month period ended June 30, 1996, the Company recorded a $3,390,000 gain from the early extingushment of approximately 86% of its Debentures. Of this gain, $357,000 was recognized in the second quarter of 1996 as an additional 6% of the Debentures were exchanged (See Note 8). During the six month period ended June 30, 1995, the Company recorded an extraordinary gain of $1,871,000 arising from the Company's repurchase from its senior lender and retirement of $3,900,000 of its Debentures for approximately $2,500,000.

                               Page 13 of 17 pages

     During the quarter ended June 30, 1996, the Company received $3,456,000 from the sale of common stock issued in respect of the obligations of the purchaser of the discontinued operations resulting in a gain of $2,264,000 (see
Note 3). During the quarter ended June 30, 1995, the Company recorded a $3,500,000 loss from the sale of discontinued operations. At that time the best estimate for recovery was $1,000,000 as a result of the liquidation and receivership of the purchaser of such operations.

     As the result of the foregoing the Company generated net income of $3,843,000, $0.90 per share for the six months ended June 30, 1996 compared with a net loss of $9,966,000, $6.97 per share, for the six months ended June 30, 1995 and net income for the quarter ended June 30, 1996 of $2,978,000, $0.77 per share and a net loss for the quarter ended June 30, 1995 of $8,106,000, $5.67 per share. The calculation of the weighted average shares, for the period and quarter ended June 30, 1996, assumes the conversion of the Notes which are considered to be a common stock equivalent.

                               Page 14 of 17 pages

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

     (a) During the quarter ended June 30, 1996, the Company settled its previously disclosed class actions. The settlement includes a cash payment by the Company's insurers and issuance by the Company of 220,000 shares of its common stock, to be distributed in accordance with a Plan of Allocation, also approved by the Court. Following a settlement fairness hearing, the Court approved the settlement in an order dated June 18, 1996. As part of the settlement, the Company has been released from all claims where were or could have been asserted in the class actions and all such claims against the defendants have been dismissed with prejudice. In connection with the settlement, the Company recorded a charge to income of $1,100,000 in the fourth quarter of 1995, representing an estimation of the market value of the shares to be issued.

     (b) In July 1996, an action was commenced in the Supreme Court of the State of New York, New York County by certain stockholders and warrant holders of the Company who acquired their securities in connection with the acquisition by the Company of Aster Corporation against the Company and certain present and former directors. The complaint alleges breach of contract against the Company and breach of fiduciary against the directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $62,000; however, counsel for the plaintiff have advised the Company that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. The Company believes that the defendants have valid defenses to the claims.

 Item 2. Changes in Securities.

     On November 30, 1995, the Company offered the holders of its 6% Convertible Subordinated Debentures due July 1, 2002 (the Debentures) an exchange of such debt for common stock and zero coupon senior subordinated convertible notes (the Notes) due January 2, 1998. The exchange ratio is 19.4 shares of common stock and $767.22 of principal of Notes in exchange for $1,000 principal amount of Debentures. Accrued interest on the Debentures would also be eliminated.

     Through June 30, 1996, the Company exchanged approximately $31,060,000 principal amount of the Debentures, net of unamortized discount of $3,295,000 for 3,012,820 shares of the Company's common stock and $23,830,000 principal amount of Notes pursuant to the Exchange Offer.

Item 3. Defaults Upon Senior Securities.

     As of June 30, 1996 the Company is in default under the interest payment provisions of its 6% Convertible Subordinated Debentures due July 1, 2002. See
Note 7 to the unaudited quarterly financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company's 1996 Annual Meeting of Stockholders was held on June 6, 1996. At the annual meeting, the stockholders (I) reelected its present board, consisting of Messrs. Warren H. Esanu, Howard D. Brous, Herbert H. Feldman, Stanley Kreitman, William V. Carney and Michael A. Tancredi, (ii) approved an amendment to its certificate of incorporation to change the authorized capital stock by increasing the number of authorized shares of common stock from 20,000,000 shares to 40,000,000 shares (iii) approved a one-for-five reverse split of the common stock, (iv) approved the 1996 Stock Option Plan and (v) ratified the appointment of KPMG Peat Marwick LLP as independent auditors for the year ended December 31, 1996.

                               Page 15 of 17 pages

     Each director received at least 8,025,927 votes for his election. Set forth below is the vote on the other matters approved at the meeting.

         Matter                Votes for        Votes Against        Abstentions
         ------                ---------        -------------        -----------

Amendment to Certificate
of Incorporation               8,526,496           528,761              22,377

Reverse Split                  8,718,875           332,819              25,940

1996 Stock Option Plan         8,376,870           599,736             101,028

Appointment of Auditors        8,852,467            93,033              34,072

Item 5. Other Information.

     (a) The Company was advised by the staff of the Securities and Exchange Commission (SEC) that it is the SEC staff's position that the independence of the Company's current auditors, KPMG Peat Marwick L.L.P., is adversely impacted by certain relationships involving the auditors and KPMG BayMark Strategies LLC, and Mr. Edward R. Olson, the President of KPMG BayMark who is also serving as the Company's interim president and chief operating officer. In connection with the SEC's position on the independence of the auditors, the SEC has issued an order directing a private investigation of the Company.

     The only question raised by the staff concerns the independence of the auditors in connection with the Company's 1995 financial statements. The Company has been advised by KPMG Peat Marwick that the accounting firm disagrees with the staff's position on the independence issue. The SEC staff has not made any claim that the Company acted improperly in preparing its 1995 financial statements. Under the circumstances, the Company is arranging to have its 1995 financial statements reaudited by another nationally recognized accounting firm. The Company does not believe that such reaudit will result in any change from the 1995 financial statements previously filed in the Company's 10-K Annual Report.

     (b) On August 2, 1996, the one-for-five reverse split of the common stock became effective. As a result of the reverse split, each share of common stock outstanding on such date automatically became converted into two-tenths of a share of common stock. The par value of the common stock was not affected. See
Note 10 to Consolidate Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

     A current report on form 8-K (Item 5), dated June 25, 1996, was filed.

                               Page 16 of 17 pages

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PORTA SYSTEMS CORP.

Dated August 12, 1996                 By /s/Warren H. Esanu
                                      ------------------------
                                      Warren H. Esanu
                                      Chairman of the Board


Dated August 12, 1996                 By /s/Edward B. Kornfeld
                                      ---------------------------
                                      Edward B. Kornfeld
                                      Vice President and Chief Financial Officer

                               Page 17 of 17 pages