Form 10-K/A
period 1995-12-31
PORTA SYSTEMS CORP
filed 1996-11-05
CIK 79564

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 1

                   For the fiscal year ended December 31, 1995

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

Purpose of Amendment: To include financial statements for the year ended December 31, 1995 certified by BDO Seidman LLP, independent certified public accountants (Item 8), and in connection therewith, to file amended Items 6 and 7.

================================================================================

Item 6.  Selected Financial Data

     The following table sets forth certain selected consolidated financial information of the Company. For further information, see the Consolidated Financial Statements and other information set forth in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7. All share and per share data have been restated to to give effect to the one for five reverse stock split effective August 2, 1996.:

                                                            Year Ended December 31,
                                                            -----------------------
                                           1995         1994         1993         1992         1991
                                        ---------    ---------    ---------    ---------    ---------
                                                    (In thousands, except per share data)
Income Statement Data:
   Sales                                $  61,181    $  68,985    $  68,141    $  68,993    $  81,957
   Operating
      income (loss)                       (19,884)     (17,541)      (3,916)     (11,466)       8,971

   Income (loss) before
     discontinued operations
     and extraordinary
      item                                (29,297)     (39,995)      (7,493)      (8,539)       6,930

   Net Income(loss)                       (31,041)     (39,995)      (9,545)     (14,977)       8,498

   Income (loss) per share from
      continuing
      operations                        $  (20.05)   $  (28.05)   $   (5.40)   $   (6.20)   $    5.30

   Cash dividends
      declared                               --           --           --           --           --

   Number of shares used in
      calculating net income
      (loss) per share                      1,461        1,427        1,382        1,378        1,311

Balance Sheet Data:
   Total Assets                         $  60,591    $  84,963    $ 109,948    $ 130,345    $ 107,303

   Long-term debt
   excluding current
   maturities                           $  55,389    $  57,310    $  49,931    $  34,205    $  20,430

   Stockholders' (deficit)
   equity                               ($ 29,323)   $   1,525    $  39,841    $  49,486    $  65,809

Item 7.  Management Discussion and Analysis of Financial
Condition and Results of Operations.

     The Company's consolidated statements of operations for the three years ended December 31, 1995 as a percentage of sales follows:

                            Years Ended December 31,

                                                  1995        1994        1993
                                                  ----        ----        ----

Sales                                              100%        100%        100%
Cost of sales                                       92%         90%         73%
                                                  ----        ----        ----
  Gross Profit                                       8%         10%         27%
Selling, general and
administrative expenses                             27%         29%         24%
Research and development expenses                   10%          6%          9%
Litigation settlement                                2%         --          --
Writedown of net assets sold                         1%         --          --
   Operating loss                                  (33%)       (25%)        (6%)
Interest expense                                   (14%)        (8%)        (7%)
Interest income                                     --          --          --
Other                                               (1%)        (3%)        (4%)
                                                              ----        ----
Loss from continuing
   operations before income
   taxes and minority interest                     (47%)       (36%)       (17%)
Income tax (benefit) expense                      --            22%         (6%)
                                                  ----        ----        ----
Loss before discontinued
   operations                                      (48%)       (58%)       (11%)
Provision for loss on disposal
   of discontinued operations                        6%         --          (3%)
Extraordinary gain on early
extinguishment of debt                               3%         --          --
                                                  ----        ----        ----

Net loss                                           (51%)       (58%)       (14%)
                                                  ====        ====        ====

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

     In addition, as a result of a default under the interest payment provisions of the Company's 6% Subordinated Debentures due 2002 (the "Debentures"), the Company's obligations under the Debentures, which were reflected as a $32,000,000 current liability at September 30, 1995, would have also been reflected as a current liability at December 31, 1995. However, as a result of an exchange offer (the "Exchange Offer") which, as of October 14, 1996, had been accepted by the holders of approximately 94% of the outstanding Debentures, the Company issued its new zero coupon notes due January 2, 1998 (Note) and shares of common stock in exchange for Debentures. The Company is classifying as current liabilities at December 31, 1995, $6,600,000 of Debentures which have not been exchanged, and the $25,700,000 of Debentures exchanged as a long-term liability, consistent with the payment terms of the Notes as of March 22, 1996.

     As a result of the Exchange Offer, as of October 14, 1996, the Company issued its new zero coupon notes in the aggregate principal amount of $25,900,000 and issued 655,000 shares of Common Stock in exchange for Debentures in the principal amount of $33,770,000. As of such date, the principal amount of Debentures outstanding was $2,305,000. The Company is in default on payment of interest on the Debentures which were not exchanged. The Company has no past or ongoing interest obligation with respect to either the new zero coupon notes or the Debentures which were exchanged. The aggregate annual interest obligation on the Debentures which had not been converted at October 14, 1996 is approximately $138,000, as compared with the $2,200,000 aggregate annual interest obligation with respect to the Debentures which were outstanding prior to the Exchange Offer.

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

     The $3,500,000 loss from the sale of discontinued operations reflects a reduction in the amount of the expected recovery from the sale by the Company in 1993 of its Israeli subsidiaries which were engaged in the manufacture of data communications connecting equipment. As a result of a receivership and liquidation proceedings involving the purchaser of the subsidiaries, the estimated recovery from the sale of such operations was reduced from $4,500,000, which was the estimated recovery at December 31, 1994, to $1,000,000, which is the estimated recovery at December 31, 1995. The Company's receivable was represented by shares of common stock of the entity which now owns the discontinued operation. During the quarter ended June 30, 1996, the Company sold the shares of this common stock for $3,456,000. As such the Company recorded a gain of $2,264,000 on disposal of discontinued operations.

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

     As a result of the foregoing, the Company sustained a loss from continuing operations in 1995 of $29,300,000, or $20.05 per share, as compared with a loss from continuing operations in 1994 of $40,000,000, or $28.05 per share. After giving effect to the loss on sale of discontinued operations and the gain on early extinguishment of debt, the Company sustained a net loss of $31,000,000, or $21.25 per share, for 1995, as compared with a net loss of $40,000,000, or $28.05 per share, in 1994.

     In March 1996, the Company sold the net assets of its fiber optics business, amended its agreement with Foothill and reduced its indebtedness to Foothill. In addition, through October 14, 1996, the Company issued its zero coupon notes in the principal amount of $25,900,000 and issued 655,000 shares of Common Stock in exchange for $33,770,000 principal amount of Debentures and accrued interest of $1,600,000 at December 31, 1995, pursuant to the Exchange Offer. These transactions enabled the Company to reduce its facilities and personnel expenses, reduce the indebtedness to Foothill and reduce ongoing interest costs. However, the benefits to the Company from the reduction in operating costs, including reductions resulting from the sale of the fiber optics business, and the reduced interest expense will not enable the Company to operate profitably unless it is able to significantly reduce its cost of goods sold or increase its sales margins and reduce its general overhead, as to which no assurance can be given.

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

Item 8.  Financial Statements and Supplementary Data

Index                                                                 Page
-----                                                                 ----

Report of Independent Certified Public Accountants                     13

Independent Auditors' Report                                           14

Consent of Independent Certified Public Accountants                    15

Consent of Independent Auditors                                        16

Consolidated Financial Statements and Notes:

         Consolidated Balance Sheets,
         December 31, 1995 and 1994                                    17

         Consolidated Statements of Operations
         for the Years Ended
         December 31, 1995, 1994 and 1993                              18

         Consolidated Statements of Stockholders'
         Equity (Deficit) for the Years Ended
         December 31, 1995, 1994 and 1993                              19

         Consolidated Statements of Cash Flows
         for the Years Ended December 31, 1995,
         1994 and 1993                                                 20

         Notes to Consolidated Financial Statements                    21

               Report of Independent Certified Public Accountants

The Board of Directors and
Stockholders of Porta Systems Corp.:

We have audited the accompanying consolidated balance sheet of Porta Systems Corp. and subsidiaries as of December 31, 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

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



                                                  BDO SEIDMAN, LLP

Mitchel Field, New York
October 14, 1996

                          Independent Auditors' Report

The Board of Directors and Stockholders
Porta Systems Corp.:

We have audited the accompanying consolidated balance sheet of Porta Systems Corp. and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Reference is made to note 2 of notes to the consolidated financial statements with respect to liquidity and management's plans with regard thereto.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. as of December 31, 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                   KPMG PEAT MARWICK LLP

Jericho, New York
March 31, 1995

               Consent of Independent Certified Public Accountants

Board of Directors
Porta Systems Corp.:

We consent to the incorporation by reference in the registration statements:
(Reg. No. 2-95117) on Form S-8, (Reg No. 2-65375) on Form S-8, (Reg. No.
33-12146) on Form S-8 and (Reg. No. 33-41992) on Form S-8 of Porta Systems Corp. and subsidiaries of our report dated October 14, 1996, relating to the consolidated balance sheet of Porta Systems Corp. and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1995, which report appears in the Porta Systems Corp. annual report on Form 10-K. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.


                                             BDO Seidman, LLP


Mitchel Field, New York
October 31, 1996

                         Consent of Independent Auditors

Board of Directors
Porta Systems Corp.:

We consent to the incorporation by reference in the registration statements; (Reg. No. 2-95117) on Form S-8, (Reg No. 2-65375) on Form S-8, (Reg. No.
33-12146) on Form S-8 and (Reg. No. 33-41992) on Form S-8 of Porta Systems Corp. and subsidiaries of our report dated March 31, 1995, relating to the consolidated balance sheet of Porta Systems Corp. and subsidiaries as of December 31, 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1994, which report appears in the Porta Systems Corp. annual report on Form 10-K.


                                                KPMG PEAT MARWICK LLP


Jericho, New York
March 31, 1995

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1995 and 1994
                             (Dollars in thousands)

                                     Assets
                                                                               1995        1994
                                                                             --------    --------
Current assets:
   Cash and cash equivalents                                                 $  1,109       2,332
   Accounts receivable - trade, less allowance for doubtful
      accounts of $1,251 in 1995 and $585 in 1994                              12,626      13,964
   Inventories                                                                  8,979      20,146
   Prepaid expenses                                                               659       1,020
   Receivable from sale of discontinued operations                              1,000        --
                                                                             --------    --------
                 Total current assets                                          24,373      37,462
                                                                             --------    --------

Assets held for sale, net                                                       7,893        --
Property, plant and equipment, net                                              6,911      11,139
Receivable from sale of discontinued operations                                  --         4,500
Deferred computer software, net                                                 3,188       6,257
Goodwill, net of amortization of $2,265 in 1995 and $2,192 in 1994             11,793      19,032
Other assets                                                                    6,433       6,573
                                                                             --------    --------
                  Total assets                                               $ 60,591      84,963
                                                                             ========    ========

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Convertible subordinated debentures                                       $  6,564        --
   Accounts payable                                                             8,302       9,690
   Accrued expenses                                                            10,502       6,065
   Accrued interest payable                                                     3,534       1,414
   Accrued commissions                                                          2,016       2,180
   Income taxes payable                                                           780         478
   Customer advances                                                              504       2,525
   Notes payable                                                                 --         1,237
   Short-term loans                                                               368         152
                                                                             --------    --------
                 Total current liabilities                                     32,570      23,741
                                                                             --------    --------

Long-term debt                                                                 26,645      21,000
Convertible subordinated debentures                                            25,660      35,073
Notes payable net of current maturities                                         3,084       1,237
Income taxes payable                                                              811       1,330
Other long-term liabilities                                                       385         400
Minority interest                                                                 759         657
                                                                             --------    --------
                  Total long-term liabilities                                  57,344      59,697
                                                                             --------    --------

Commitments and contingencies

Stockholders' equity (deficit):
   Preferred stock, no par value; authorized 1,000,000 shares, none issued       --          --
   Common stock, par value $.01; authorized 20,000,000 shares,
      issued 1,492,361 shares in 1995 and 1994                                     15          15
   Additional paid-in capital                                                  33,308      32,948
   Foreign currency translation adjustment                                     (4,199)     (4,031)
   Accumulated equity (deficit)                                               (56,074)    (25,033)
                                                                             --------    --------
                                                                              (26,950)      3,899
   Treasury stock, at cost, 33,340 and 30,940
      shares in 1995 and 1994, respectively                                    (2,066)     (1,938)
   Receivable for employee stock purchases                                       (307)       (436)
                                                                             --------    --------
                 Total stockholders' equity (deficit)                         (29,323)      1,525
                                                                             --------    --------
                 Total liabilities and stockholders' equity (deficit)        $ 60,591      84,963
                                                                             ========    ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 1995, 1994 and 1993
                    (in thousands, except per share amounts)

                                                                   1995        1994        1993
                                                                 --------    --------    --------
Sales                                                            $ 61,181      68,985      68,141
Cost of sales                                                      56,444      62,530      49,539
                                                                 --------    --------    --------
                  Gross profit                                      4,737       6,455      18,602
                                                                 --------    --------    --------

Selling, general and administrative expenses                       16,556      20,037      16,443
Research and development expenses                                   6,103       3,959       6,075
Litigation settlement                                               1,100        --          --
Write-down of net assets held for sale to net realizable value        862        --          --
                                                                 --------    --------    --------

                  Total expenses                                   24,621      23,996      22,518
                                                                 --------    --------    --------

                  Operating loss                                  (19,884)    (17,541)     (3,916)

Interest expense                                                   (8,484)     (5,617)     (4,813)
Interest income                                                        87         251         357
Other, net                                                           (884)     (2,022)     (2,985)
                                                                 --------    --------    --------
                  Loss from continuing operations before
                     income taxes and minority interest           (29,165)    (24,929)    (11,357)

Income tax expense (benefit)                                           30      14,920      (3,885)
Minority interest                                                    (102)       (146)        (21)
                                                                 --------    --------    --------

                  Loss before discontinued operations             (29,297)    (39,995)     (7,493)

Provision for loss on disposal of discontinued operations          (3,500)       --        (2,052)
                                                                 --------    --------    --------

                  Loss before extraordinary item                  (32,797)    (39,995)     (9,545)

Extraordinary gain on early extinguishment of debt                  1,756        --          --
                                                                 --------    --------    --------

                  Net loss                                       $(31,041)    (39,995)     (9,545)
                                                                 ========    ========    ========
Per share amounts:
   Continuing operations                                         $ (20.05)     (28.05)      (5.40)
   Discontinued operations                                          (2.40)       --         (1.50)
   Extraordinary item                                                1.20        --          --
                                                                 --------    --------    --------
                  Net loss per share                             $ (21.25)     (28.05)      (6.90)
                                                                 ========    ========    ========
Weighted average shares outstanding                                 1,461       1,427       1,382
                                                                 ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 1995, 1994 and 1993
                                 (In thousands)

                                                                                                               Receivable    Total
                                                                             Foreign     Retained                  for       Stock-
                                             Common Stock       Additional   Currency    Earnings               Employee    holders'
                                           No. of    Par Value   Paid-in   Translation (Accumulated  Treasury     Stock     Equity/
                                           Shares     Amount     Capital   Adjustment    Deficit)      Stock    Purchases  (Deficit)
                                           ----------------------------------------------------------------------------------------
Balance at December 31, 1992                 1,411   $     14   $ 29,514   $ (2,102)   $ 24,507    $ (1,938)   $   (509)   $ 49,486

Net loss 1993                                 --         --         --         --        (9,545)       --          --        (9,545)
Stock issued                                     5       --           92       --          --          --          --            92
Repayments of receivable                      --         --         --         --          --          --            11          11
Warrants issued                               --         --          604       --          --          --          --           604
Foreign currency translation
   adjustment                                 --         --         --         (807)       --          --          --          (807)
                                           ----------------------------------------------------------------------------------------
Balance at December 31, 1993                 1,416         14     30,210     (2,909)     14,962      (1,938)       (498)     39,841

Net loss 1994                                 --         --         --         --       (39,995)       --          --       (39,995)
Stock issued                                    76          1      2,138       --          --          --          --         2,139
Warrants issued                               --         --          600       --          --          --          --           600
Write off of receivable for
   employee stock purchases                   --         --         --         --          --          --            62          62
Foreign currency translation
   adjustment                                 --         --         --       (1,122)       --          --          --        (1,122)
                                           ----------------------------------------------------------------------------------------
Balance at December 31, 1994                 1,492         15     32,948     (4,031)    (25,033)     (1,938)       (436)      1,525


Net loss 1995                                 --         --         --         --       (31,041)       --          --       (31,041)
Warrants issued                               --         --          360       --          --          --          --           360
Write off of receivable for
   employee stock purchases                   --         --         --         --          --          (128)        129           1
Foreign currency translation
   adjustment                                 --         --         --         (168)       --          --          --          (168)
                                           ----------------------------------------------------------------------------------------
Balance at December 31, 1995                 1,492   $     15   $ 33,308   $ (4,199)   $(56,074)   $ (2,066)   $   (307)   $(29,323)
                                           ========================================================================================



           See accompanying notes to consolidated financial statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1995, 1994 and 1993
                             (Dollars in thousands)


                                                                            1995        1994        1993
                                                                          --------    --------    --------
Cash flows from operating activities:
  Net loss                                                                $(31,041)    (39,995)     (9,545)
  Adjustments to reconcile net loss to net cash
     (used in) provided by operating activities:
        Loss on disposal of discontinued operations                          3,500        --         2,052
        Gain on extinguishment or refinancing of indebtedness               (1,756)       (913)       --
        Non-cash financing costs                                             2,698         600         202
        Deferred income taxes                                                 --        13,955      (4,841)
        Depreciation and amortization                                        7,015       5,580       5,416
        Write off of employee notes receivable                                   1          62        --
        Amortization of discount on convertible subordinated debentures        603         442         426
        Minority interest                                                      102         163          21
  Changes in assets and liabilities:
     Accounts receivable                                                     1,338       2,598       4,640
     Inventories                                                             9,700       8,047       1,613
     Prepaid expenses                                                         (773)       (328)        178
     Other assets                                                            1,916        (330)     (1,857)
     Accounts payable, accrued expenses and other liabilities                4,167      10,414      (4,621)
                                                                          --------    --------    --------
         Net cash (used in) provided by operating activities                (2,530)        295      (6,316)
                                                                          --------    --------    --------
Cash flows from investing activities:
  Capital additions, net of minor disposals                                 (1,749)     (1,107)     (1,559)
  Repayment of employee loans                                                 --          --            11
                                                                          --------    --------    --------
         Net cash used in investing activities                              (1,749)     (1,107)     (1,548)
                                                                          --------    --------    --------
Cash flows from financing activities:
  Proceeds from issuance of debt                                             5,781      24,212      22,897
  Repayments of debt                                                        (2,500)    (22,299)    (19,397)
  Proceeds from issuance of common stock                                      --         2,139          92
  Repayments of notes payable/short-term loans                                --        (1,162)     (9,942)
                                                                          --------    --------    --------
         Net cash provided by (used in) financing activities                 3,281       2,890      (6,350)
                                                                          --------    --------    --------

Effect of exchange rate changes on cash                                       (225)     (1,473)       (807)
(Decrease) increase in cash and cash equivalents                            (1,223)        605     (15,021)
Cash and equivalents - beginning of year                                     2,332       1,727      16,748
                                                                          --------    --------    --------

Cash and equivalents - end of year                                        $  1,109       2,332       1,727
                                                                          ========    ========    ========

Supplemental cash flow information:
  Cash paid for interest                                                  $  2,915       4,196       4,135
                                                                          ========    ========    ========

  Cash paid for income taxes                                              $     73         128          80
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

     Earnings (Loss) Per Share

     Earnings  per  share are  based on the  weighted  average  number of shares outstanding and common equivalent shares arising from dilutive unexercised stock options. Loss per share is based on the weighted average number of shares outstanding. Fully diluted earnings per share information is not presented as it is anti-dilutive. All share and per share data have been restated to give effect to the one for five reverse stock split effective August 2, 1996 (See note 23).

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

     The Company,  to enhance its liquidity,  sold the net assets related to its fiber optics business in March 1996 (note 4). This sale raised approximately $8 million of cash and the acquiring company assumed approximately $1,400,000 of liabilities. The sale of this business, which in 1995 and prior years sustained significant losses, eliminated a considerable operating cash drain. A majority of the proceeds from the sale were used to pay down a portion of the Company's debt, which in turn will reduce ongoing interest costs and provide the Company with working capital through the ability to then restructure its senior debt. In addition, through October 14, 1996, the Company exchanged approximately 94% of its 6% subordinated convertible debt for non-interest bearing notes. This will reduce interest expense by approximately $2,000,000 per year. In addition, the Company is reviewing various options in which it can streamline operations or further reduce operating expenses to enhance the Company's ability to attain profitable operations.


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

     During the second quarter of 1995, an ongoing dispute regarding the selling price of this business was resolved. As a result, the $4,500,000 receivable was reduced to $1,000,000 which resulted in an additional provision for loss on disposal of discontinued operations of $3,500,000. The remaining receivable at December 31, 1995 is collateralized, at the option of the Company, by either a $750,000 standby letter of credit or approximately 54,000 shares of common stock of the entity which acquired the business from receivership. Such shares are held in escrow and have a fair value of $1,387,000 at December 31, 1995 based on quoted market prices. As of October 14, 1996, such shares have been sold (see note
        23).

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

     Net assets held for sale at net realizable value as of December 31, 1995 consists of the following:

          Inventory                                      $ 1,467,000
          Fixed assets                                     1,510,000
          Deferred computer software                         319,000
          Goodwill                                         5,897,000
          Other assets                                       115,000
          Accounts payable and accrued liabilities        (1,415,000)
                                                         -----------

                                                         $ 7,893,000
                                                         ===========

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

(6)  Inventories

     Inventories consist of the following:

                                                    December 31,
                                            ----------------------------
                                                1995             1994
                                            -----------      -----------
        Parts and components                $ 5,370,000       11,838,000
        Work-in-process                         849,000        1,854,000
        Finished goods                        2,760,000        6,454,000
                                            -----------      -----------

                                            $ 8,979,000       20,146,000
                                            ===========      ===========

(7)  Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                               December 31
                                        -------------------------   Estimated
                                            1995          1994     useful lives
                                        -----------   -----------  -------------

        Land                            $   246,000       246,000        --
        Buildings                         2,358,000     2,288,000     20 years
        Machinery and equipment           8,426,000    15,149,000    5-8 years
        Furniture and fixtures            3,379,000     5,057,000    5-10 years
        Transportation equipment            240,000       372,000     4 years
        Tools and molds                   4,233,000     5,501,000     8 years
        Leasehold improvements              827,000     3,539,000  Term of lease
        Construction in progress               --          35,000
                                        -----------  ------------
                                         19,709,000    32,187,000

        Less accumulated depreciation
           and amortization              12,798,000    21,048,000
                                        -----------  ------------

                                        $ 6,911,000    11,139,000
                                        ===========  ============

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

     The provision for income taxes consists of the following:


                                       1995                      1994                      1993
                                       ----                      ----                      ----
                               Current      Deferred      Current     Deferred      Current     Deferred
                             ----------    ----------   ----------   ----------   ----------   ----------
        Federal              $  (98,000)         --        800,000   12,670,000         --     (4,598,000)
        State and foreign       128,000          --        165,000    1,285,000      956,000     (243,000)
                             ----------    ----------   ----------   ----------   ----------   ----------

                     Total   $   30,000          --        965,000   13,955,000      956,000   (4,841,000)
                             ==========    ==========   ==========   ==========   ==========   ==========

     A reconciliation of the Company's income tax provision and the amount computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes is as follows:


                                                      1995            1994            1993
                                                  ------------    ------------    ------------
        Tax benefit at statutory rate             $(10,554,000)     (8,526,000)     (3,861,000)
        Increase (decrease) in income tax
           benefit resulting from:
              Increase in valuation allowance       10,741,000      22,219,000            --
              Benefit of Puerto Rico industrial
                  tax exemption                           --           813,000        (152,000)
              State and foreign taxes, less
                  applicable federal benefits          132,000         147,000         645,000
              Other                                   (289,000)        267,000        (517,000)
                                                  ------------    ------------    ------------

                                                  $     30,000      14,920,000      (3,885,000)
                                                  ============    ============    ============


                                                                     (Continued)
                                      -26-

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     The per common share  effect of the income tax savings from the Puerto Rico industrial tax exemption for 1993 was $.10. The Company has unused United States tax net operating loss carryforwards of approximately $72,000,000 expiring at various dates between 2003 and 2010. In addition, the Company has net operating loss carryforwards arising from acquired companies of approximately $9,878,000. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). As a result of the sale of the Company's fiber optics business (note 4) in March, 1996, the above net operating loss carryforwards and acquired net operating loss carryforwards will be reduced by $1,969,000 and $6,592,000, respectively. In addition, there are investment, research and development and job tax credit carryforwards of approximately $1,300,000 expiring at various dates between 1996 and 2001.

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
                                            -----------

                                            $72,000,000
                                            ===========

     The components of the  deferred tax assets and  liabilities  as of December
        31, 1995 and 1994 were as follows:

                                                               1995            1994
                                                          ------------    ------------
        Deferred tax assets:
           Inventory allowances                           $  4,157,000       3,508,000
           Allowance for doubtful accounts receivable          359,000         102,000
           Benefits of tax loss carryforwards               27,755,000      19,226,000
           Benefit plans                                     1,593,000         968,000
           Alternative minimum taxes                           293,000         293,000
           Depreciation                                        122,000            --
           Other                                                30,000         458,000
           Benefits of tax loss carryforwards of
              acquired businesses                            3,479,000       3,479,000
           Differences between tax basis and book basis
              of net assets of businesses acquired           3,165,000       3,165,000
                                                          ------------    ------------
                                                            40,953,000      31,199,000

           Valuation allowance                             (39,604,000)    (28,863,000)
                                                          ------------    ------------

                                                             1,349,000       2,336,000
                                                          ------------    ------------
        Deferred tax liabilities:
           Capitalized software costs                       (1,349,000)     (1,821,000)
           Depreciation                                           --          (515,000)

                                                            (1,349,000)     (2,336,000)

                                                          $       --              --
                                                          ============    ============


                                                                     (Continued)
                                      -27-

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

     The income tax returns of the Company and its subsidiary operating in Puerto Rico were examined by the IRS for the tax years ended December 31, 1989 and 1988. As a result of this examination, the IRS increased the Puerto Rico subsidiary's taxable income resulting from intercompany transactions, with a corresponding increase in the Company's net operating losses. The settlement amounted to approximately $953,000. The Company has entered into a structured settlement with the IRS whereby monthly payments will be made along with certain scheduled balloon payments through February 1997. Aggregate annual amounts payable by the Company, including interest on the unpaid amounts at a current rate of 7%, are $514,000 in 1996 and $223,000 in 1997. As of December 31, 1995,
        the Company has not made all the required payments under the settlement.

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

(10) Notes Payable and Short-Term Loans

     The Company has outstanding $3,084,000 and $2,474,000 of non-interest bearing deferred funding fee notes payable with its senior lender, included in notes payable at December 31, 1995 and 1994, respectively. As of December 31, 1995 these deferred funding fees are due on November 30, 1998 (note 11). The Company's Korean subsidiary also has short-term borrowings with banks at December 31, 1995 and 1994 of $368,000 and $152,000, respectively, bearing interest at 11%.

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

     In connection  with the credit  facility,  in  November,  1994 the  Company issued warrants to its senior lender to purchase 55,000 shares of common stock, immediately exercisable at $17.20 per share and expiring in November 1999, together with warrants to purchase 27,500 shares of the Company's common stock on the same economic terms that became exercisable on March 13, 1996. In connection with the extended agreement in March 1996, the Company granted additional warrants to the lender to purchase 200,000 shares of common stock at $5 per share that expire in March 2001. All such warrants provide the senior lender demand and "piggyback" registration rights.

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

     Maturities  of  the  Company's   long-term  debt,   including   convertible
        subordinated debentures (exclusive of $6,564,000 which are in default and have not been exchanged as described in note 12 and are classified as a current liability) and notes payable net of current maturities, are as follows:

                         1997               $   750,000
                         1998                54,639,000
                                            -----------
                                            $55,389,000
                                            ===========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

(12) 6% Convertible Subordinated Debentures

     As of December  31, 1995 and 1994 the Company had  outstanding  $32,224,000 and $35,073,000 of its 6% convertible Subordinated Debentures due July 1, 2002 (the Debentures), net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $3,851,000 and $4,927,000, respectively. The face amount of the outstanding Debentures was $36,075,000 and $40,000,000 at December 31, 1995 and 1994, respectively. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into Common Stock of the Company at a conversion rate of 8.333 shares for each $1,000 principal amount at maturity of Debentures, subject to adjustment under certain circumstances.

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

     On November 30, 1995, the Company  offered the holders of its Debentures an
        exchange  of  such  debt  for  common  stock  and  zero  coupon   senior
        subordinated convertible notes (the Notes) due January 2, 1998. The exchange ratio is 19.4 shares of common stock and $767.22 of principal of Notes in exchange for $1,000 principal amount of Debentures. Accrued interest on the Debentures would also be eliminated. The Company may be required to file a registration statement for the common stock and Notes issued in the exchange. In addition, the Board of Directors of the Company, approved an amendment to the Company's certificate of incorporation increasing the authorized common stock from 20 million to 40 million shares (see note 23).


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     The unsecured Notes will not bear interest and there are no sinking fund requirements. Each Note is convertible into common stock at a conversion price of $9.25 per share until May 1, 1996 and then at decreasing prices to $6.55 per share on November 1, 1996 and thereafter. Accordingly, in addition to the 699,855 maximum common shares issuable from the exchange of the Debentures, the maximum number of common shares that could be issued upon conversion, if all Debentures are exchanged, is 4,225,600. The Notes are redeemable at the option of the Company at 79.48% of the principal balance increasing periodically to 100% of the principal balance on November 1, 1997.

     Subsequent to December 31, 1995 and through March 22, 1996, the Company exchanged approximately $28,725,000 principal amount of the Debentures, net of unamortized discount of $3,065,000, for 557,265 shares of the Company's common stock and $22,038,000 principal amount of Notes pursuant to the Exchange Offer. Accordingly, the Debentures exchanged, which were outstanding at December 31, 1995, have been classified as a long-term liability, consistent with the payment terms of the Notes. Since the remaining principal amount of $7,350,000 with a carrying value of $6,564,000 of Debentures not exchanged are in default, such debt has been classified as a current liability at December 31, 1995. See note 23 for exchanges subsequent to March 22, 1996.

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

     As of December 31, 1995, there is $307,000 of employee promissory notes receivable outstanding related to debentures that were converted to common stock. The maturity date of the notes was extended to April 1996. At December 31, 1995, the majority of such notes receivable have had the payment of interest forgiven. During 1993, $48,600 principal amount of debentures was converted into 1,080 shares of Common Stock and $378,000 principal amount of debentures and $378,000 of loans incurred therewith matured in accordance with their terms and were repaid by the Company and employees, respectively. During 1995, the Company wrote off $128,000 of notes receivable and took possession of the related shares held as collateral. Accordingly, the balance of the note has been recorded as an addition to treasury stock.

     In 1986, the  stockholders of the Company approved the Company's 1986 Stock
        Incentive Plan (1986 Plan), subsequently amending it to permit the granting of options to purchase up to 170,000 shares of Common Stock to employees of the Company and its 50% or more owned subsidiaries whom the Company's Compensation Committee (Committee) determines are eligible for such grants.

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


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     Information regarding the 1986 Plan is as follows:

                                             Shares               Option
                                          under option             price
                                           --------           ----------------
        Balance, December 31, 1992          123,182           37.8125 - 110.00

        Exercised                              (500)          37.8125 - 54.375
        Canceled                            (42,352)          37.8125 - 110.00
                                           --------           ----------------
        Balance, December 31, 1993           80,330           37.8125 - 87.50

        Granted                               2,000                49.375
        Exercised                              (200)              37.8125
        Canceled                             (1,355)           65.625 - 86.25
                                           --------           ----------------

        Balance, December 31, 1994           80,775           37.8125 - 87.50

        Granted                               6,000                 5.00
        Canceled                            (30,415)           37.8125-87.50

        Balance, December 31, 1995           56,360              5.00-87.50
                                           ========           ================

     At December 31, 1995, options to purchase 50,360 shares were exercisable and there were 105,115 options available for grant under the 1986 plan.

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

(16) Stockholders' Equity

     During 1993, the Company issued warrants to purchase 31,000 shares of Common Stock to certain consultants as partial remuneration for services provided. Warrants to purchase 27,000 shares were issued at an exercise price approximating the fair market value at the date of grant and warrants to purchase the remaining 4,000 shares of Common Stock were issued at an exercise price of $5.00 per share. In connection with the issuance of these warrants, the Company recorded an expense of $202,000. Also, during 1993, warrants to purchase 4,000 shares of Common Stock at $5.00 per share were exercised.

     During 1994,  the Company  issued  warrants to  purchase  82,500  shares of common stock at an exercise price of $17.20 per share to its senior lender that expire in November, 1999, and warrants to purchase 53,000 shares of common stock at an exercise price of $17.50 per share to its former lenders in return for a discount with respect to the repayment of its debt. In connection with the issuance of these warrants, the Company recorded deferred financing costs of $360,000 and an expense of $600,000, respectively. In March 1996, the Company, in connection with an agreement to amend and extend certain long-term debt, issued warrants to purchase 200,000 shares of common stock at an exercise price of $5.00 per share that expire March, 2001 (note 11). As of March 22, 1996, all warrants issued to lenders are exercisable.

     In June  1994,   pursuant  to  a  private  placement  to  certain  offshore investors, the Company sold an aggregate of 75,000 shares of unregistered common stock and two-year warrants to acquire 37,500 shares of common stock at an exercise price of $55 per share. The Company received proceeds of $2,131,750 net of expenses.

(17) Shareholder Rights Plan

     The Company has adopted a Shareholder Rights Plan in which preferred stock purchase rights were distributed to stockholders as a dividend at the rate of one right for each common share. Each right entitles the holder to buy from the Company one one-hundredth of a newly issued share of Series A junior participating preferred stock at an exercise price of $175.00 per right.

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     The Company will generally be entitled to redeem the rights, by action of a majority of the continuing directors of the Company, at $.05 per right at any time until the tenth business day following public announcement that a 20 percent position has been acquired.

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

     The carrying amount and estimated fair value of the Company's additional financial instruments are summarized as follows:

                                                                December 31, 1995
                                                           -------------------------
                                                             Carrying     Estimated
                                                              amount      fair value
                                                           -----------   -----------
        Receivable from sale of discontinued operations    $ 1,000,000     1,370,000
                                                           -----------   -----------

        Convertible subordinated debentures                $32,224,000    12,626,000
                                                           ===========   ===========


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

     In March 1996, the Company executed a Stipulation of Settlement to settle the class actions. In June 1996 an order of final approval and final judgment and order of dismissal was approved by the Court. The agreement is subject to certain conditions precedent, including the maintenance by the Company's common stock of a certain minimum market value. The settlement, if consummated, will include a cash payment by the Company's insurers and issuance by the Company of 220,000 shares of its common stock, to be distributed in accordance with a plan to be approved by the Court. Under the agreement, the Company is not required to contribute any cash towards the proposed settlement. In connection with the settlement, the Company recorded a charge to income of $1,100,000 in the fourth quarter of 1995, based upon the market value of the shares to be issued.

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



                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     Geographic area data for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                           1995            1994            1993
                                       ------------    ------------    ------------
Sales made from:
   United States and Puerto Rico to:
      U.S. customers                   $ 16,445,000      23,831,000      24,718,000
      Foreign customers                  12,875,000      11,069,000       5,828,000
      Intercompany                       14,849,000      25,102,000      27,068,000
                                       ------------    ------------    ------------

                                         44,169,000      60,002,000      57,614,000
                                       ------------    ------------    ------------

Korea-to customers                        7,651,000       9,599,000       3,330,000
                                       ------------    ------------    ------------

Europe-to customers                      24,174,000      19,847,000      27,264,000
Intercompany                              3,735,000         690,000       1,299,000
                                       ------------    ------------    ------------
                                         27,909,000      20,537,000      28,563,000

Other-to customers                           36,000       4,639,000       7,001,000
Intercompany                              2,410,000       3,796,000       2,716,000
                                       ------------    ------------    ------------

                                          2,446,000       8,435,000       9,717,000
                                       ------------    ------------    ------------

Intercompany eliminations               (20,994,000)    (29,588,000)    (31,083,000)
                                       ------------    ------------    ------------

Consolidated sales                     $ 61,181,000      68,985,000      68,141,000
                                       ============    ============    ============

Operating income (loss)
   United States and Puerto Rico        (22,549,000)    (16,621,000)     (6,383,000)
   Europe                                 2,279,000      (1,465,000)      2,341,000
   Korea                                    288,000         387,000        (113,000)
   Other                                     98,000         158,000         239,000
                                       ------------    ------------    ------------

Consolidated operating (loss)          $(19,884,000)    (17,541,000)     (3,916,000)
                                       ============    ============    ============

Identifiable assets:
   United States and  Puerto Rico        39,600,000      63,200,000      91,915,000
   Europe                                11,414,000      10,505,000       8,578,000
   Korea                                  2,540,000       2,491,000       2,459,000
   Other                                    623,000       1,248,000       1,112,000
                                       ------------    ------------    ------------

Consolidated identifiable assets         54,177,000      77,444,000     104,064,000

Corporate assets                          6,414,000       7,519,000       5,884,000
                                       ------------    ------------    ------------

Consolidated total assets              $ 60,591,000      84,963,000     109,948,000
                                       ============    ============    ============

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

(23) Subsequent Events

     Changes in certifying auditors

     In June 1996, the Company was advised that it is the position of the staff of the Securities and Exchange Commission (the "SEC") that it is the SEC's staff position that the independence of the Company's prior auditors, KPMG Peat Marwick LLP, is adversely impacted by certain relationships involving the auditors and KPMG BayMark Strategies LLC and Mr. Edward R. Olson, the Company's former interim president and chief operating officer.

     On or about July 9, 1996, the SEC issued an order directing a private investigation of the Company. The SEC has indicated the investigation relates to the position of the SEC staff described in the preceding paragraph.

     The Company has been cooperating with the SEC's private  investigation  and has produced certain documents to the SEC. In addition, in September 1996, the Company has engaged the firm of BDO Seidman LLP as its independent public accountants for the reaudit of its financial statements for the year ended December 31, 1995.

     Capital

     On June 6, 1996, the stockholders of the Company approved (a) an amendment to the Company's certificate of incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 shares and (b) a one-for-five reverse split (the "Reverse Split") of the Company's common stock. As a result of the Reverse Split, each share of common stock outstanding at the effective time of the Reverse Split, without any action on the part of the holder thereof, became one-fifth share of common stock. The par value of the common stock was not affected by the Reverse Split.

     The increase in authorized common stock and the Reverse Split became effective upon filing with the Delaware Secretary of State of an amendment to the Company's certificate of incorporation on August 2, 1996. Accordingly, all share and per share data have been restated to give effect to the Reverse Split.

     Discontinued Operations

     At December 31, 1995 the Company's receivable from the sale of discontinued operations was collateralized by shares of common stock of the entity which now owns the discontinued operations. In the quarter ended June 30, 1996, the Company sold the shares of this common stock for $3,456,000 and recorded a gain of $2,264,000. The gain represented an adjustment in the estimated value of the shares previously received and accordingly was reflected in continuing operations. The receivable had previously been written down to $1,000,000 as a result of the resolution of the dispute as discussed in note 3. As part of an agreement with the Company's primary lender, the net proceeds from the sale were applied to reduce the outstanding principal balance of the Company's term loan.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

     Long-Term Debt

     Subsequent to December 31, 1995, a total of $10,249,000 of principal was repaid to the Company's senior lender. $6,793,000 relates to the sale of the fiber optics division in March 1996 and $3,456,000 relates to the proceeds from the sale of discontinued operations.

     6% Convertible Subordinated Debentures

     Subsequent to December 31, 1995 and through October 14, 1996, the Company exchanged approximately $33,770,000 principal amount of the Debentures, net of unamortized discount of $355,000, for 655,000 shares of the Company's common stock and $25,900,000 principal amount of Notes pursuant to the Exchange Offer. The current and long-term portions of the related debt which are presented in the financial statements only reflects exchanges which were completed prior to March 22, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PORTA SYSTEMS CORP.

     Dated November 1, 1996             By /s/William V. Carney
                                          ---------------------------
                                              William V. Carney
                                              Chairman of the Board and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                               Date
                                                               ----

By /s/William V. Carney                                        November 1, 1996
   ---------------------------
      William V. Carney
      Chairman of the Board and Director

By /s/Seymour Joffe                                            November 1, 1996
   ---------------------------
      Seymour Joffe
      President and Director

By /s/Edward B. Kornfeld                                       November 1, 1996
   ---------------------------
      Edward B. Kornfeld
      Senior Vice President,
      Chief Financial and Accounting Officer

By /s/Howard D. Brous                                          November 1, 1996
   ---------------------------
      Howard D. Brous
      Director

By /s/Herbert H. Feldman                                       November 1, 1996
   ---------------------------
      Herbert H. Feldman
      Director

By /s/Stanley Kreitman                                         November 1, 1996
   ---------------------------
      Stanley Kreitman
      Director

By /s/Michael A. Tancredi                                      November 1, 1996
   ---------------------------
      Michael A. Tancredi
      Director