Form 10-Q/A
period 1996-06-30
PORTA SYSTEMS CORP
filed 1996-11-08
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A


                                Amendment No. 1

                  For the quarterly period ended June 30, 1996

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


Purpose of Amendment:  To amend and restate items 1 and 2 in Part I.



                               Page 1 of 15 pages

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                       June 30,     December 31,
                                                         1996           1995
                                                       --------     ------------
                                     Assets           (Unaudited)
Current assets:
     Cash and cash equivalents                         $  1,049       $  1,109
     Accounts receivable, net                            13,292         12,626
     Inventories                                          8,177          8,979
     Prepaid expenses                                       728            659
     Receivable from sale
       of discontinued operations                            --          1,000
     Other receivable                                       920             --
                                                       --------       --------
                  Total current assets                   24,166         24,373
                                                       --------       --------
      Assets held for sale, net                              --          7,893
      Property, plant and equipment, net                  6,074          6,911
      Deferred computer software, net                     2,463          3,188
      Goodwill, net                                     11,5771          1,793
      Other assets                                        4,888          6,433
                                                       --------       --------
                  Total assets                         $ 49,168       $ 60,591
                                                       ========       ========

                      Liabilities and Stockholders' Deficit
Current liabilities:
      Convertible subordinated debentures              $  4,522       $  6,564
      Accounts payable                                    7,028          8,302
      Accrued expenses                                    8,678         10,502
      Accrued interest payable                              784          3,534
      Accrued commissions                                 2,040          2,016
      Income taxes payable                                  780            780
      Customer advances                                     500            504
      Short-term loans                                      250            368
                                                       --------       --------
                  Total current liabilities              24,582         32,570
                                                       --------       --------

Long-term debt                                           18,016         26,645
Convertible subordinated debentures                          --         25,660
Zero coupon senior subordinated convertible notes        23,830             --
Notes payable net of current maturities                   3,084          3,084
Income taxes payable                                        811            811
Other long-term liabilities                                 501            385
Minority interest                                           526            759
                                                       --------       --------
                  Total long-term liabilities            46,768         57,344
Stockholders' deficit:
      Preferred stock, no par value; authorized
          1,000,000 shares, none issued                      --             --
      Common stock, par value $.01;  authorized
          40,000,000 and 20,000,000 shares,
          issued 2,095,052 and 1,492,361
          shares at June 30, 1996 and
          December 31, 1995, respectively                    21             15
      Additional paid-in capital                         36,206         33,308
      Foreign currency translation adjustment            (3,805)        (4,199)
      Accumulated deficit                               (52,231)       (56,074)
                                                       --------       --------
                                                        (19,809)       (26,950)
      Treasury stock, at cost                            (2,066)        (2,066)
      Receivable for employee stock purchases              (307)          (307)
                                                       --------       --------
                  Total stockholders' deficit           (22,182)       (29,323)
                                                       --------       --------
                  Total liabilities and
                    stockholders' deficit              $ 49,168       $ 60,591
                                                       ========       ========

          See accompanying notes to consolidated financial statements.
                               Page 2 of 15 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                            Six Months Ended
                                                        June 30,       June 30,
                                                          1996           1995
                                                        --------       --------

Sales                                                  $ 26,863       $ 33,178
Cost of sales                                            17,744         25,847
                                                       --------       --------
     Gross profit                                         9,119          7,331

Selling, general and administrative expenses              6,187          8,734
Research and development expenses                         1,804          2,434
                                                       --------       --------
         Total expenses                                   7,991         11,168
                                                       --------       --------

         Operating income (loss)                          1,128         (3,837)

Interest expense                                         (3,226)        (3,810)
Interest income                                              42             33
Gain on sale of assets                                    2,264             --
Other income (expense)                                       18           (549)
                                                       --------       --------

       Income (loss) before income taxes,
          minority interest and extraordinary item          226         (8,163)

Income tax expense                                           (6)           (17)
Minority interest                                           233           (157)
                                                       --------       --------
       Income (loss) from continuing operations             453         (8,337)

Loss on disposal of discontinued operations                  --         (3,500)
                                                       --------       --------

       Income (loss) before extraordinary item              453        (11,837)

Extraordinary gain                                        3,390          1,871
                                                       --------       --------

Net income (loss)                                      $  3,843       $ (9,966)
                                                       ========       ========
Per share data:

        Income (loss) from continuing operations       $   0.10       $  (5.83)
                                                       ========       ========
        Income (loss) before extraordinary item        $   0.10       $  (8.28)
        Extraordinary item                                 0.80           1.31
                                                       --------       --------
           Net income (loss)                           $   0.90       $  (6.97)
                                                       ========       ========

         Weighted average shares outstanding              4,249          1,430
                                                       ========       ========


     See accompanying notes to unaudited consolidated financial statements.
                               Page 3 of 15 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                           Three Months Ended
                                                         June 30,       June 30,
                                                          1996            1995
                                                        --------       --------

Sales                                                  $ 13,642       $ 17,235
Cost of sales                                             8,861         14,705
                                                       --------       --------
     Gross profit                                         4,781          2,530

Selling, general and administrative expenses              2,775          3,719
Research and development expenses                           933          1,161
                                                       --------       --------
         Total expenses                                   3,708          4,880
                                                       --------       --------

         Operating income (loss)                          1,073         (2,350)

Interest expense                                         (1,048)        (1,884)
Interest income                                              33             11
Gain on sale of assets                                    2,264             --
Other income (expense)                                      169           (164)
                                                       --------       --------

       Income (loss) before income taxes,
       minority interest and extraordinary item           2,491         (4,387)

Income tax benefit (expense)                                  7             (7)
Minority interest                                           123           (212)
                                                       --------       --------
       Income (loss) from continuing operations           2,621         (4,606)

Loss on disposal of discontinued operations                  --         (3,500)
                                                       --------       --------

       Income (loss) before extraordinary item            2,621         (8,106)

Extraordinary gain                                          357             --
                                                       --------       --------

Net income (loss)                                      $  2,978       $ (8,106)
                                                       ========       ========

Per share data:

        Income (loss) from continuing operations       $   0.54       $  (3.22)
                                                       ========       ========

        Income (loss) before extraordinary item        $   0.54       $  (5.67)
        Extraordinary item                                 0.07             --
                                                       --------       --------
           Net income (loss)                           $   0.61       $  (5.67)
                                                       ========       ========

         Weighted average shares outstanding              4,854          1,430
                                                       ========       ========

     See accompanying notes to unaudited consolidated financial statements.
                               Page 4 of 15 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                Unauditied Consolidated Statements of Cash Flows
                                 (In thousands)

                                                           Six  Months Ended
                                                        June 30,       June 30,
                                                          1996           1995
                                                        --------       --------
Cash flows from operating activities:
     Net income (loss)                                 $   3,843      $ (9,966)
     Adjustments to reconcile net income
      (loss) to net cash
       used in operating activities:
         Loss on disposal of discontinued
           operations                                         --         3,500
         Gain on sale of assets                           (2,264)           --
         Extraordinary gain                               (3,390)       (1,871)
         Non-cash financing expenses                       1,799           360
         Depreciation and amortization                     2,237         2,752
         Amortization of discount on convertible
           subordinated debentures                            63           395
         Minority interest                                  (233)          157
       Changes in assets and liabilities:
         Accounts receivable                                (666)       (3,300)
         Inventories                                         802         2,699
         Prepaid expenses                                    (69)         (628)
         Deferred computer software                          (38)         (647)
         Other assets                                       (359)         (125)
         Accounts payable                                 (1,274)          415
         Accrued expenses                                 (1,824)        2,467
         Other liabilities                                   247          (164)
                                                        --------      --------
              Net cash used in operating activities       (1,126)       (3,956)

     Cash flows from investing activities:
         Proceeds from disposal of assets
           held for sale, net                              6,793            --
         Proceeds from sale of assets                      3,456            --
         Capital expenditures                               (292)         (604)
                                                        --------      --------
              Net cash provided by (used in)
                investing activities                       9,957          (604)

     Cash flows from financing activities:
         Proceeds from long-term debt                      1,330         5,338
         Repayments of long-term debt                     (9,959)       (2,500)
         (Repayments of) proceeds from notes
            payable and short term loans                    (118)          533
                                                        --------      --------
              Net cash (used in) provided
                by financing activities                   (8,747)        3,371
                                                        --------      --------

     Effect of exchange rates on cash                       (144)          193

     Decrease in cash and cash equivalents                   (60)         (996)

     Cash and equivalents - beginning of the year          1,109         2,332
                                                        --------      --------

     Cash and equivalents - end of the period          $   1,049      $  1,336
                                                       =========      ========

     Supplemental cash flow disclosures:
         Cash paid for interest expense                $   1,391      $  1,534
                                                       =========      ========

         Cash paid for income taxes                    $      29      $     27
                                                       =========      ========


     See accompanying notes to unaudited consolidated financial statements.
                               Page 5 of 15 pages

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

                                       Six months ended       Three months ended
                                        June 30, 1996            June 30, 1996
                                       ----------------       ------------------
                                        (In thousands, except per share amounts)

Net income                                 $3,843                   $2,978
                                           ======                   ======

Weighted average shares outstanding         1,924                    2,024

Shares of common stock contingently
   issuable in connection with the
   potential conversion of the zero
   coupon senior subordinated
   convertible notes                        2,325                    2,830
                                           ------                   ------

Weighted average shares
  outstanding-Primary                       4,249                    4,854
                                           ======                   ======

Earnings per share                         $ 0.90                   $ 0.61
                                           ======                   ======

Note 3: Discontinued Operations

        The Company's receivable from the sale of discontinued operations was collateralized by shares of common stock of the entity which now owns the discontinued operations. During the quarter ended June 30, 1996, the Company sold the shares of this common stock for $3,456,000 and recorded a gain of $2,264,000. The gain represented an adjustment in the estimated value of the shares previously received and accordingly was reflected as an item in continuing operations. The receivable had previously been written down to $1,000,000 as a result of the Israeli receivership proceedings involving the purchaser of the discontinued operations. As part of an agreement with the Company's primary lender, the net proceeds from the sale of the discontinued operations were applied to reduce the outstanding principal balance of the Company's term loan.

                               Page 6 of 15 pages

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

Note 5: Inventories

        Inventories at June 30, 1996 have been computed using a standard cost system. The composition of inventories at the end of the respective periods is as follows:

                                       June 30, 1996          December 31,1995
                                       -------------          ----------------
                                                  (in thousands)
         Parts and components            $ 4,884                   $ 5,370
         Work-in-process                   1,519                       849
         Finished goods                    1,774                     2,760
                                         -------                   -------
                                         $ 8,177                   $ 8,979
                                         =======                   =======

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


                               Page 7 of 15 pages

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


                               Page 8 of 15 pages

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



                               Page 9 of 15 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                              Six Months Ended       Three Months Ended
                                                  June 30,                June 30,
                                               1996     1995           1996     1995
                                               ----     ----           ----     ----
                                               100%     100%           100%      100%
Cost of Sales                                   66%      78%            65%      85%
Gross Profit                                    34%      22%            35%      15%
Selling, general and administrative expenses    23%      26%            20%      22%
Research and development expenses                7%       7%             7%       7%
     Operating income(loss)                      4%     (12%)            8%     (14%)
Interest expense - net                         (12%)    (11%)           (8%)    (11%)
Other income (expense)                           8%     ( 2%)           18%     ( 1%)
Minority interest                                1%      (1%)            1%     ( 1%)
Provision for discontinued operations            0%     (11%)            0%     (20%)
Extraordinary item                              13%       6%             3%       0%
Net income (loss)                               14%     (30%)           22%     (47%)

        The Company's sales by product line for the periods ended June 30, 1996 and 1995 are as follows:

                                                         Six Months Ended
                                                             June 30,
                                                      1996               1995
                                                      ----               ----
                                                      (Dollars in thousands)

Line connection/protection equipment*          $ 12,705   47%    $ 16,105    49%
OSS equipment                                    10,633   40%      14,396    43%
Signal Processing                                 3,377   12%       2,412     7%
Other                                               148    1%         265     1%
                                               --------------    ---------------
                                               $ 26,863  100%    $ 33,178   100%
                                               ==============    ===============

                                                        Three Months Ended
                                                             June 30,
                                                      1996               1995
                                                      ----               ----
                                                      (Dollars in thousands)

Line connection/protection equipment*           $ 6,908   51%    $  7,088    41%
OSS equipment                                     4,733   35%       8,923    52%
Signal Processing                                 1,940   14%       1,064     6%
Other                                                61    0%         160     1%
                                                -------------    ---------------
                                                $13,642  100%    $17,235    100%
                                                =============    ===============

*Includes sales of fiber optics products of $452,000 and $0 for the six months and three months ended June 30, 1996 and $3,684,000 and $1,415,000 for the six months and three months ended June 30, 1995, respectively.


                               Page 10 of 15 pages

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

        During the quarter ended June 30, 1996, the Company received $3,456,000 from the sale of common stock issued in respect of the obligations of the purchaser of the Company's discontinued operations. A gain of $2,264,000, net of related expenses, was recorded. The receivable had previously been written down to $1,000,000 as a result of the Israeli receivership proceedings involving the purchaser of the discontinued operation. The gain had previously been reported as a gain from the sale of discontinued operations. The net proceeds were applied to reduce the outstanding principal balance of the Company's long-term loan with its senior lender.

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


                               Page 11 of 15 pages

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

                               Page 12 of 15 pages

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


                               Page 13 of 15 pages

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

        As the result of the foregoing the Company generated net income of $3,843,000, $0.90 per share for the six months ended June 30, 1996 compared with a net loss of $9,966,000, $6.97 per share, for the six months ended June 30, 1995 and net income for the quarter ended June 30, 1996 of $2,978,000, $0.61 per share and a net loss for the quarter ended June 30, 1995 of $8,106,000, $5.67 per share. The calculation of the weighted average shares, for the period and quarter ended June 30, 1996, assumes the conversion of the Notes which are considered to be a common stock equivalent.


                               Page 14 of 15 pages

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     PORTA SYSTEMS CORP.

         Dated November 6, 1996                      By /s/William V. Carney
                                                        --------------------
                                                        William V. Carney
                                                        Chairman of the Board

         Dated November 6, 1996                      By /s/Edward B. Kornfeld
                                                        ---------------------
                                                        Edward B. Kornfeld
                                                        Vice President and
                                                        Chief Financial Officer




                               Page 15 of 15 pages