Form 10-Q
period 1996-09-30
PORTA SYSTEMS CORP
filed 1996-11-12
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

      Yes ___X___      No ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:
     2,190,008 shares as of November 5, 1996

                               Page 1 of 17 pages

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                   September 30,    December 31,
                                                       1996             1995
                                                   -------------    ------------
                                     Assets        (Unaudited)
                                     ------
Current assets:
     Cash and cash equivalents                         $ 1,715         $ 1,109
     Accounts receivable, net                           14,700          12,626
     Inventories                                         7,400           8,979
     Prepaid expenses                                      528             659
     Receivable from sale of
       discontinued operations                            --             1,000
     Other receivable                                      862            --
                                                       -------         -------
                  Total current assets                  25,205          24,373
                                                       -------         -------
      Assets held for sale, net                           --             7,893
      Property, plant and equipment, net                 5,650           6,911
      Deferred computer software, net                    2,071           3,188
      Goodwill, net                                     11,480          11,793
      Other assets                                       4,341           6,433
                                                       -------         -------
                  Total assets                         $48,747         $60,591
                                                       =======         =======

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:

      Current portion Long-term debt                   $   500         $    --
      Convertible subordinated debentures                2,086           6,564
      Accounts payable                                   7,015           8,302
      Accrued expenses                                   8,598          10,502
      Accrued interest payable                             493           3,534
      Accrued commissions                                2,338           2,016
      Income taxes payable                                 780             780
      Customer advances                                    251             504
      Short-term loans                                     250             368
                                                       -------         -------
                  Total current liabilities             22,311          32,570
                                                       -------         -------

Long-term debt                                          17,328          26,645
Convertible subordinated debentures                         --          25,660
Zero coupon senior subordinated convertible notes       25,909              --
Notes payable net of current maturities                  3,084           3,084
Income taxes payable                                       811             811
Other long-term liabilities                                625             385
Minority interest                                          803             759
                                                       -------         -------
                  Total long-term liabilities           48,560          57,344
                                                       -------         -------

Stockholders' deficit:

      Preferred stock, no par value; authorized
          1,000,000 shares, none issued                     --              --
      Common stock, par value $.01; authorized
          40,000,000 and 20,000,000 shares,
          issued  2,190,009 and 1,492,361
          shares at September 30, 1996 and December 31,
          1995, respectively                                22              15

       Additional paid-in capital                       36,537          33,308
       Foreign currency translation adjustment          (3,700)         (4,199)
       Accumulated deficit                             (52,610)        (56,074)
                                                       -------         -------
                                                       (19,751)        (26,950)
        Treasury stock, at cost                         (2,066)         (2,066)
        Receivable for employee stock purchases           (307)           (307)
                                                       -------         -------
                  Total stockholders' deficit          (22,124)        (29,323)
                                                       -------         -------
                  Total liabilities and
                    stockholders' deficit              $48,747         $60,591
                                                       =======         =======

          See accompanying notes to consolidated financial statements.
                               Page 2 of 17 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                          Nine Months Ended
                                                    September 30,  September 30,
                                                         1996           1995
                                                    -------------  -------------

Sales                                                  $41,476        $ 47,922
Cost of sales                                           27,087          37,269
                                                       -------        --------
     Gross profit                                       14,389          10,653
                                                       -------        --------

Selling, general and administrative expenses             9,578          11,573
Research and development expenses                        2,681           3,853
                                                       -------        --------
         Total expenses                                 12,259          15,426
                                                       -------        --------

         Operating income (loss)                         2,130          (4,773)

Interest expense                                        (4,209)         (5,882)
Interest income                                             73              48

Gain on sale of assets                                   2,264              --
Other income (expense)                                      62            (642)

       Income (loss) before income taxes,
         minority interest, discontinued
         operations and extraordinary item                 320         (11,249)

Income tax expense                                         (28)            (70)

Minority interest                                          (44)           (199)
                                                       -------        --------
       Income (loss) from continuing operations            248         (11,518)

Loss on disposal of discontinued operations                 --          (3,500)

       Income (loss) before extraordinary item             248         (15,018)

Extraordinary gain                                       3,922           1,871
                                                       -------        --------

Net income (loss)                                      $ 4,170        $(13,147)
                                                       =======        ========

Per share data:

        Income (loss) from continuing operations       $  0.05        $  (7.90)
                                                       =======        ========

        Income (loss) before extraordinary item        $  0.05        $ (10.27)
        Extraordinary item                                0.85            1.28
                                                       -------        --------
           Net income (loss)                           $  0.90        $  (8.99)
                                                       =======        ========

        Weighted average shares outstanding              4,618           1,461
                                                       =======        ========

     See accompanying notes to unaudited consolidated financial statements.
                               Page 3 of 17 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                         Three Months Ended
                                                   September 30,  September 30,
                                                       1996            1995
                                                   -------------  -------------

Sales                                                  $14,613         $14,744
Cost of sales                                            9,343          11,422
                                                       -------         -------
     Gross profit                                        5,270           3,322
                                                       -------         -------

Selling, general and administrative expenses             3,391           2,839
Research and development expenses                          877           1,419
                                                       -------         -------
         Total expenses                                  4,268           4,258
                                                       -------         -------

         Operating income (loss)                         1,002            (936)

Interest expense                                          (983)         (2,072)
Interest income                                             31              15

Other income (expense)                                      44             (93)
                                                       -------         -------

       Income (loss) before income taxes,
         minority interest and extraordinary item           94         (3,086)

Income tax benefit (expense)                               (22)            (53)
Minority interest                                         (277)            (42)
                                                       -------         -------

       Loss from continuing operations                    (205)         (3,181)

Extraordinary gain                                         532              --
                                                       -------         -------

Net income (loss)                                      $   327         $(3,181)
                                                       =======         =======

Per share data:

        Loss from continuing operations                $ (0.04)        $ (2.18)
                                                       =======         =======
Loss before extraordinary item                         $ (0.04)        $ (2.18)
Extraordinary item                                        0.10              --
                                                       -------         -------
         Net income (loss)                             $  0.06         $ (2.18)
                                                       =======         =======

         Weighted average shares outstanding             5,225           1,461
                                                       =======         =======


     See accompanying notes to unaudited consolidated financial statements.
                               Page 4 of 17 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                Unauditied Consolidated Statements of Cash Flows
                                 (In thousands)

                                                         Nine  Months Ended
                                                   September 30,   September 30,
                                                      1996             1995
                                                   ------------    -------------
Cash flows from operating activities:
     Net income (loss)                                 $ 4,170        $(13,147)
     Adjustments to reconcile net income
          (loss) to net cash used in
          operating activities:
         Loss on disposal of discontinued operations        --           3,500
         Gain on sale of assets                         (2,264)            --
         Extraordinary gain                             (3,922)         (1,871)
         Non-cash financing expenses                     2,089           1,031
         Realized gain on litigation settlement           (174)             --
         Depreciation and amortization                   3,177           3,735
         Amortization of discount on convertible
         subordinated debentures                            94             544
         Minority interest                                  44             199
       Changes in assets and liabilities:
         Accounts receivable                            (2,074)         (1,980)
         Inventories                                     1,579           3,278
         Prepaid expenses                                  131            (314)
         Deferred computer software                        (38)           (510)
         Other assets                                     (184)           (409)
         Accounts payable                               (1,287)            564
         Accrued expenses                               (1,904)          1,827
         Other liabilities                                 495             (81)
                                                       -------        --------
              Net cash used in operating activities        (68)         (3,634)
                                                       -------        --------

     Cash flows from investing activities:
         Proceeds from disposal of assets
            held for sale, net                           6,793              --
         Proceeds from sale of assets                    3,456              --
         Capital expenditures                             (246)           (702)
                                                       -------        --------
              Net cash provided by (used in)
                investing activities                    10,003            (702)
                                                       -------        --------

     Cash flows from financing activities:
         Proceeds from long-term debt                    1,340           5,338
         Repayments of long-term debt                  (10,157)         (2,500)
         (Repayments of) proceeds from notes
           payable and short term loans                   (118)            469
                                                       -------        --------
              Net cash (used in) provided
                by financing activities                 (8,935)          3,307
                                                       -------        --------

     Effect of exchange rates on cash                     (394)            133
                                                       -------        --------

     Increase (decrease) in cash
       and cash equivalents                                606            (896)

     Cash and equivalents - beginning of the year        1,109           2,332
                                                       -------        --------

     Cash and equivalents - end of the period          $ 1,715        $  1,436
                                                       =======        ========

     Supplemental cash flow disclosures:
         Cash paid for interest expense                $ 2,022        $  2,365
                                                       =======        ========

         Cash paid for income taxes                    $    66        $     41
                                                       =======        ========


     See accompanying notes to unaudited consolidated financial statements.
                               Page 5 of 17 pages

              NOTES TO UNAUDITIED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

     Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 1995. Results for the first nine months of 1996 are not necessarily indicative of results for the year.

Note 2: Computation of Per Share Earnings

     All share and per share information presented in the Consolidated Financial Statements and the Form 10-Q for the nine months ended September 30, 1996 gives retroactive effect to the Reverse Split described in Note 10.

                                                         Nine months ended     Three months ended
                                                         September 30, 1996    September 30, 1996
                                                         ------------------    ------------------
                                                         (In thousands, except per share amounts)

Net income                                                    $4,170                $  327
                                                              ======                ======

Weighted average shares outstanding                            1,985                 2,107

Shares of common stock contingently issuable in
   connection with the potential conversion of the
   zero coupon senior subordinated convertible notes           2,633                 3,118
                                                              ------                ------

Weighted average shares outstanding-Primary                    4,618                 5,225
                                                              ======                ======

Earnings per share                                            $ 0.90                $ 0.06
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

     The Company received $6,793,000 at closing of the sale of the fiber business and the remainder was placed into two escrow funds to be released over the next year, subject to certain conditions, including a final valuation of the net assets transferred. As of September 30, 1996, the remainder, $862,000, has remained in escrow and is reported as an "Other receivable" in the accompanying consolidated balance sheet. The proceeds were primarily used to repay long-term debt. As a result of the transaction, the Company recorded a charge to operations in 1995 of $862,000 to write down the net assets sold to net realizable value. Net sales of the fiber optics business approximated $452,000 and $5,577,000 for the nine months ended September 30, 1996 and 1995, respectively.

Note 5: Inventories

     Inventories at September 30, 1996 have been computed using a standard cost system. The composition of inventories at the end of the respective periods is as follows:

                                    September 30, 1996        December 31,1995
                                    ------------------        ----------------
                                                   (in thousands)

         Parts and components          $   4,683                   $   5,370
         Work-in-process                   1,065                         849
         Finished goods                    1,652                       2,760
                                       ---------                   ---------
                                       $   7,400                   $   8,979
                                       =========                   =========

Note 6: Long-Term Contracts

     At September 30, 1996, accounts receivable included approximately $900,000 in excess costs and related profits over amounts billed relating to long-term contracts under which the Company provides specialized products to major international customers. Substantially all such amounts are expected to be billed during the remainder of 1996.

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

     Through September 30, 1996, the Company exchanged approximately $33,770,000 principal amount of the Debentures, net of unamortized discount of $3,552,000, for 655,000 shares of the Company's common stock and $25,909,000 principal amount of Notes pursuant to the Exchange Offer.

     The exchange of the Debentures for the Notes and common stock has been accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15 (SFAS No. 15). Since the future principal and interest payments under the Notes is less than the carrying value of the Debentures, the Notes were recorded for the amount of the future cash payments, and not discounted. Accordingly, the Company recorded an extraordinary gain on restructuring of $532,000 during the quarter and $3,922,000 for the nine months ended September 30, 1996. Additionally, in accordance with SFAS No. 15, no future interest expense will be recorded on the Notes.

     As of September 30, 1996, $2,086,000 of the Debentures remained outstanding, net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $219,000. The face amount of the outstanding Debentures was $2,305,000.

     Interest on the Debentures is payable on July 1 of each year. The aggregate accrued interest payable on the remaining Debentures (including amounts in arrears) was approximately $311,000 as of September 30, 1996. The Company is presently in default under the interest payment provisions of the Debentures. Accordingly, such debt has been classified as current at September 30, 1996.

Note 8: Long-Term Debt

     At September 30, 1996, the Company's long-term debt consisted of senior debt under its credit facility with Foothill Capital Corporation in the amount of $17,828,000 of which $500,000 has been reclassified as current in accordance with the terms of the credit facility. During the quarter ended September 30, 1996 the Company repaid $198,000 of outstanding principal from the disposal of the sale of certain other assets.

     Financial debt covenants include an interest coverage ratio measured quarterly commencing with the quarter ending June 30, 1996, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of September 30, 1996, the Company is in compliance with the above covenants.


                               Page 8 of 17 pages

Note 9: Legal Matters

     In July 1996, an action was commenced in the Supreme Court of the State of New York, New York County by certain stockholders and warrant holders of the Company who acquired their securities in connection with the acquisition by the Company of Aster Corporation against the Company and certain present and former directors. The complaint alleges breach of contract against the Company and breach of fiduciary against the directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $392,000; however, counsel for the plaintiff have advised the Company that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. The Company believes that the defendants have valid defenses to the claims.

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

     The Company has reclassified approximately $84,000 from common stock to additional paid-in capital. All share and per share data have been restated to give effect to the Reverse Split.


                               Page 9 of 17 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                         Nine Months Ended         Three Months Ended
                                                             September 30,            September 30,
                                                         -----------------         ------------------
                                                        1996          1995          1996        1995
                                                        ----          ----          ----        ----
Sales                                                   100%          100%          100%        100%
Cost of Sales                                            65%           78%           64%         77%
Gross Profit                                             35%           22%           36%         23%
Selling, general and administrative expenses             23%           24%           24%         19%
Research and development expenses                         7%            8%            6%         10%
     Operating income(loss)                               5%          (10%)           6%         (6%)
Interest expense - net                                   (9%)         (12%)          (7%)       (14%)
Other income (expense)                                    5%           (1%)           0%         (1%)
Minority interest                                         0%           (0%)          (2%)        (0%)
Provision for discontinued operations                     0%           (7%)           0%          0%
Extraordinary item                                        9%            4%            4%         (0%)
Net income (loss)                                        10%          (27%)           1%        (22%)

     The Company's sales by product line for the periods ended September 30, 1996 and 1995 are as follows:

                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                  1996                 1995
                                                  ----                 ----
                                                    (Dollars in thousands)

Line connection/protection equipment*        $ 18,710   45%     $ 23,051    48%
OSS equipment                                  17,077   41%       20,995    44%
Signal Processing                               5,495   13%        3,519     7%
Other                                             194    1%          357     1%
                                             --------------     ---------------
                                             $ 41,476 1 00%     $ 47,922   100%
                                             ==============     ===============


                                                       Three Months Ended
                                                          September 30,
                                                       -----------------
                                                  1996                 1995
                                                  ----                 ----
                                                      (Dollars in thousands)

Line connection/protection equipment*        $  6,004   41%     $  6,946    47%
OSS equipment                                   6,445   44%        6,599    45%
Signal Processing                               2,118   15%        1,108     7%
Other                                              46    0%           91     1%
                                             --------------     ---------------
                                             $ 14,613  100%     $ 14,744   100%
                                             ==============     ===============

*Includes sales of fiber optics products of $452 and $0 for the nine months and three months ended September 30, 1996 and $5,577 and $1,893 for the nine months and three months ended September 30, 1995, respectively.


                               Page 10 of 17 pages

Financial Condition

     The Company's working capital changed from a deficit of $8,197,000 at December 31, 1995 to a positive $2,894,000 at September 30, 1996. The reduction is primarily the result of the sale of the fiber optics business which provided the Company with funds to reduce certain of its current liabilities, the conversion of approximately 94% of the 6% convertible subordinated debentures which reduced approximately $2,591,000 of accrued interest expense and the sale of stock issued in respect of the sale of discontinued operations which was used to reduce its obligations to its senior lender.

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

     The Company's obligations to Foothill are secured by substantially all of the assets of the Company and its subsidiaries. The agreement with Foothill requires the Company to continue to meet certain financial covenants. At September 30, 1996, the Company is in compliance with its covenants under the agreement.

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

     As of September 30, 1996, approximately $33,770,000 principal amount of the Debentures, net of unamortized discount of $3,552,000 have been exchanged for 655,000 shares of the Company's common stock and $25,909,000 principal amount of Notes pursuant to the Exchange Offer. The unsecured Notes do not bear interest and there are no sinking fund requirements.

     As of September 30, 1996, the Company had remaining outstanding $2,086,000 of Debentures, net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $219,000. The face amount of the outstanding Debentures was $2,305,000.


                               Page 11 of 17 pages

     Interest on the Debentures is payable on July 1 of each year. The interest accrued as of September 30, 1996 amounted to $311,000. As of September 30, 1996 the Company is in default under the interest payment provisions of the Debentures for July 1, 1996 and 1995. Accordingly, such debt has been classified as a current liability at September 30, 1996.

     The Company has no past or ongoing interest obligation with respect to either the new zero coupon notes or the Debentures which were exchanged. The aggregate annual interest obligation on the Debentures which have not been exchanged at September 30, 1996 is approximately $138,000.

     On March 12, 1996, the Company sold certain assets and the buyer assumed certain liabilities and severance obligations related to the operations of the Company's fiber optics management and component business. Accordingly, at December 31, 1995, the net assets of the fiber optics business were reflected as "assets held for sale, net" at net realizable value, based on the terms of the sale. The net assets of the fiber optics business were sold for a total purchase price of approximately $8,000,000 of which $1,100,000 was held in escrow, subject to certain conditions, plus the assumption of approximately $1,400,000 in liabilities. The proceeds were applied to reduce the Company's obligations to Foothill in accordance with the March 1996 amendment to the Foothill agreement. As of September 30, 1996 certain claims have been resolved and funds have been disbursed from the escrow account to reduce the balance to $862,000.

     The sale of the fiber optics business benefited the Company by allowing it to close two facilities, with a resultant decrease in personnel and overhead costs. The sale also enabled the Company to amend and extend its agreement with Foothill, as described above, and make a significant payment to Foothill, which reduces its ongoing interest costs.

Results of Operations

     The Company's sales for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995 decreased $6,446,000 (13%) and the sales for the quarter ended September 30, 1996 decreased by $131,000 (1%) compared to the quarter ended September 30, 1995. The primary reason for the decrease for the nine months was the sale of the fiber optics business during the first quarter of 1996 (see note 4).

     OSS revenue decreased by $3,918,000 and $154,000 for the nine and three months ended September 30, 1996, respectively. This reduced volume for the nine months reflects lower levels of sales of our Korea joint venture partner, as well as reduced sales to British Telecommunications plc.

     The line connection/protection equipment sales for the nine months ended September 30 decreased by approximately $4,341,000 from 1995 to 1996. This decline reflected the sale of the fiber optics division in March 1996. Sales of fiber optics products were $452,000 and $5,577,000 for the nine months ended September 30, 1996 and 1995, respectively.

     Line connection/protection equipment revenue for the September 1996 quarter decreased approximately $942,000 as a result of a change in the product mix within this category from the same quarter last year. Copper products increased approximately $951,000 from last year's quarter. There were no fiber optic sales for the quarter ended September 30, 1996 compared to $1,893,000 of fiber sales for the quarter ended September 30, 1995 (see Note 4).


                               Page 12 of 17 pages

     Signal processing revenue for the quarter and nine months ended September 30, 1996 increased by $1,010,000 and $1,976,000, respectively. This increase reflects higher sales volumes than for the comparable periods of 1995.

     Cost of sales for the nine months and the quarter ended September 30, 1996, as a percentage of sales compared to the same periods of 1995, decreased from 78% to 65% and from 77% to 64%, respectively. This improvement in gross margin is attributed to the Company's continuing efforts to reduce direct and indirect labor and overhead manufacturing costs which began late in the second quarter of 1995, and to a lesser extent, the effect of the sale of the fiber optic business as of March 1996.

     Selling, general and administration expenses decreased by $1,995,000 (17%) from $11,573,000 to $9,578,000 for the nine months ended September 30, 1996 compared to 1995. This decrease is due to the Company's continuing efforts to reduce costs and expenses. For the quarter ended September 30, 1996 and 1995 selling, general and administration expenses increased by $552,000 (19%). The primary reason for this increase is the write off of additional expenses related to the sale of the fiber optics business during 1996 (see Note 4).

     Research and development expenses decreased by $1,172,000 (30%) and by $542,000 (38%) for the nine and three months ended September 30, 1996 from the comparable periods in 1995, respectively. This reduced cost reflects the Company's efforts to streamline its operations by focusing on those projects with the highest potential for success and to a lesser extent, the elimination of those expenses related to fiber activities.

     As a result of the above, for the nine months ended September 30, 1996 compared to 1995, the Company had operating income of $2,130,000 versus an operating loss of $4,773,000. The Company had operating income of $1,002,000 for the quarter ended September 30, 1996 as compared to a loss of $936,000 from operations for the quarter ended September 30, 1995. The Company's operating improvement for the nine months and the quarter ended September 30, 1996, when compared to the comparable periods ended September 30, 1995, were the results of its continuing efforts to bring its costs and expenses in line with its current level of sales and the sale of the fiber optics business.

     Interest expense decreased for the nine months ended September 30 by $1,673,000 from $5,882,000 in 1995 to $4,209,000 in 1996. For the quarter ended
September 30, interest expense decreased by $1,089,000 from $2,072,000 in 1995 to $983,000 in 1996. This change is attributable primarily to a decrease in interest expense related to the exchange of the Company's Debentures and repayment of principal to the Company's senior lender from the proceeds of the sale of the fiber business and the sale of common stock issued in respect of the sale of discontinued operations (see Notes 3 and 4). These reductions of interest expense are offset by an increase in interest expense associated with increased borrowing costs.

     During the nine month period ended September 30, 1996, the Company recorded a $3,922,000 gain from the early extingushment of approximately 94% of its Debentures. Of this gain, $532,000 was recognized in the third quarter of 1996 as an additional 8% of the Debentures were exchanged (See Note 8). During the nine month period ended June 30, 1995, the Company recorded an extraordinary gain of $1,871,000 arising from the Company's repurchase from its senior lender and retirement of $3,900,000 of its Debentures for approximately $2,500,000.


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

     As the  result  of the  foregoing  the  Company  generated  net  income  of
$4,170,000, $0.90 per share for the nine months ended September 30, 1996 compared with a net loss of $13,147,000, $8.99 per share, for the nine months ended September 30, 1995 and net income for the quarter ended September 30, 1996 of $327,000, $0.06 per share and a net loss for the quarter ended September 30, 1995 of $3,181,000, $2.18 per share. The calculation of the weighted average shares, for the period and quarter ended September 30, 1996, assumes the conversion of the Notes which are considered to be a common stock equivalent.


                               Page 14 of 17 pages

PART II- OTHER INFORMATION

Item 1. Legal Proceedings.

     In July 1996, an action was commenced in the Supreme Court of the State of New York, New York County by certain stockholders and warrant holders of the Company who acquired their securities in connection with the acquisition by the Company of Aster Corporation against the Company and certain present and former directors. The complaint alleges breach of contract against the Company and breach of fiduciary against the directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $392,000; however, counsel for the plaintiff have advised the Company that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. The Company believes that the defendants have valid defenses to the claims.

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

     Through September 30, 1996, the Company exchanged approximately $33,770,000 principal amount of the Debentures, net of unamortized discount of $3,552,000 for 655,000 shares of the Company's common stock and $25,909,000 principal amount of Notes pursuant to the Exchange Offer.

Item 3. Defaults Upon Senior Securities.

     As of September 30, 1996 the Company is in default under the interest payment provisions of its 6% Convertible Subordinated Debentures due July 1, 2002. See Note 7 to the unaudited quarterly financial statements.


                               Page 15 of 17 pages

Item 5. Other Information.

     (a) In June 1996, the Company was advised that it is the position of the staff of the Securities and Exchange Commission (the "SEC") that the independence of the Company's prior auditors, KPMG Peat Marwick LLP, is adversely impacted by certain relationships involving the auditors and KPMG BayMark Strategies LLC and Mr. Edward R. Olson, the Company's former interim president and chief operating officer. On or about July 9, 1996, the SEC issued an order directing a private investigation of the Company. The SEC has indicated the investigation relates to the position of the SEC staff described above. The Company has been cooperating with the SEC's private investigation and has produced certain documents to the SEC. In addition, in September 1996, the Company has engaged the firm of BDO Seidman LLP as its independent public accountants for the audit of its financial statements for the year ended December 31, 1995. The audit by BDO Seidman LLP resulted in an amended Form 10-K which was filed on November 5, 1996 and reflected no change from the financial statements previously filed.

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

     A current report on form 8-K (Item 4), dated September 13, 1996, was filed.


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