Form 10-K
period 1996-12-31
PORTA SYSTEMS CORP
filed 1997-03-28
CIK 79564

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from_______to_______

                          Commission file number 1-8191

                               PORTA SYSTEMS CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                                   11-2203988
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                       Identification No.)

575 Underhill Boulevard, Syosset, New York              11791
------------------------------------------              -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (516) 364-9300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01                            American Stock Exchange
----------------------------                            -----------------------
    (Title of Class)                                    (Name of Exchange on
                                                        which registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [X]

     State aggregate market value of the voting stock held by non-affiliates of the registrant: $3,560,570 as of March 14, 1997.

     Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 2,191,120 shares of Common Stock, par value $.01 per share, as of March 14, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement in connection with its 1997 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year is incorporated by reference into Part III of the Report.

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

     In March,  1996 the Company sold its fiber optics connector  business.  See
Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations.

     Porta Systems Corp. is a Delaware corporation incorporated in 1972 as the successor to a New York corporation incorporated in 1969. The Company's principal offices are located at 575 Underhill Boulevard, Syosset, New York 11791; telephone number, 516-364-9300. References to the Company include its subsidiaries, unless the context indicates otherwise.

Products

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

     The LCR, introduced in the mid-1970's, was the first computer-controlled electronic system used to automatically test for and diagnose problems in customer lines and to notify service personnel of required maintenance. The associated Mechanized Line Report ("MLR") data base system provides automated record keeping (including repair and disposition records) and analyzes these records for identification of recurring problems and equipment deterioration. The Company's LCRs are sold to telephone operating companies in a number of foreign countries as well as in the United States.

     The Company's software, which can be packaged and integrated with the LCR, provides additional OSS functions, such as the automated assignment of telephone company facilities for the provision of service. In addition, pursuant to certain contract with customers, the Company develops software to meet those specific customer requirements.

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

     The Company's traditional connection equipment consists of connector blocks and protection modules used by telephone companies to interconnect copper-based subscriber lines to switching equipment lines. The protector modules protect central office personnel and equipment from electrical surges. The need for protection products has increased as a result of the worldwide move to digital technology, which is extremely sensitive to damage by electrical overloads, and because private owners of telecommunications equipment now have the responsibility to protect their equipment from damage from electrical surges. Line connecting/protecting equipment usually incorporates protector modules to safeguard equipment and personnel from injury due to power surges. Currently, these products include a variety of connector blocks, protector modules and frames used in telephone central switching offices, PBX installations and multiple user facilities.

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

     The table below shows,  for the last three fiscal years,  the  contribution
made  to  the   Company's   sales  by  each  of  its  major   segments   of  the
telecommunications industry:

                            Sales by Product Category

                                            Years Ended December 31,
                                           ------------------------
                               1996                 1995              1994
                               ----                 ----              ----
                                           (Dollars in thousands)



OSS Systems                26,804    46%       28,988   47%      $21,516   31%

Line Connect-
ing/Protecting
Equipment (*)              23,249    40%       26,867   44%       40,800   59%
 .
Signal Processing           7,597    13%        4,857    8%        5,221    8%

Other                         337     1%          469    1%        1,448    2%
                          -------   ---       -------  ---       -------  ---

Total                     $57,987   100%      $61,181  100%      $68,985  100%
                          =======   ===       =======  ===       =======  ===


(*) Includes sales of fiber optics products of $447,000 in 1996, $6,513,000 in 1995, and $12,150,000 in 1994. The net assets of the fiber optics business unit were sold in March 1996.

Markets for the Company's Products

     The Company supplies equipment and systems to telephone companies for use in providing telecommunications services to their customers and to businesses for use with their internal telecommunication systems. The markets served by the Company are described below:

     Telecommunications Systems. Telephone networks in certain regions of the world, notably Latin America, Eastern Europe and certain areas in the Asia/Pacific region, utilize telephone switching systems which use analog technology. These networks were designed to carry voice traffic and are not well suited for high speed data transmissions or for other forms of telecommunications that operate more effectively with digital telecommunications equipment and lines. The telephone networks in these countries are also characterized by a very low ratio of telephone lines to population.

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

     As a telephone company expands the number of its subscriber lines, it also requires connection equipment to interconnect and protect those lines in its central offices. The Company provides a line of copper connection equipment for this purpose. In the more advanced countries, the movement towards fiber optic circuits has resulted in a stagnation or decline in the market for copper connection equipment, while the less developed countries, such as those with emerging networks or those upgrading to digital switching systems, provide a growing market for copper connection and protection equipment.

     During 1996, approximately 46% of the Company's sales were made to customers in emerging markets. Such sales include both OSS and copper connection products.

     Digital Systems. In regions such as Western Europe, telephone networks have achieved a higher ratio of available telephone lines to population. However, the switching systems may utilize analog technology which are suited more to carrying voice transmissions than data transmissions. These telephone companies are upgrading their networks by replacing the older analog switching systems with newer digital systems.

     The increased sensitivity of the newer digital switches to small amounts of voltage requires the telephone company which is upgrading its systems to digital switching systems to also upgrade its central office connection/protection systems in order to meet these more stringent protection requirements. The Company supplies central office connection/protection systems to meet these needs.

     During 1996, approximately 40% of the Company's sales were made to customers in this category.

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

     The  Company's   wideband   transformers  are  required  for  ground  noise
elimination in video imaging systems and are used in the television and broadcast, medical imaging and industrial process control industries. If not eliminated, ground noise caused by poor electrical system wiring or power supplies, results in significant deterioration in system performance (poor picture quality, process failures in instrumentation, etc.). The wideband transformers provide a cost effective and quick solution to the problem without the need of redesign of the rest of the system.

     During 1996, signal processing equipment accounted for approximately 13% of the Company's sales.

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

     In November 1996, the Company amended its supply agreement with British Telecommunications plc ("BT") for the Company's line connecting/protecting products. The amended agreement will expire on August 31, 2001, and provides, among other things, that the Company may no longer be the exclusive supplier to BT for these products. During 1996, 1995, and 1994, BT purchased $9,296,000 (16% of sales), $8,060,000 (13% of sales), and $11,743,000 (17% of sales), respectively, of the Company's line connecting/protecting products. During these years, additional sales of the Company's products were also made at the direction of BT to certain unaffiliated suppliers to BT for resale to BT. The amended contract also provides for a cross license which, in effect, enables BT to use certain of the Company's proprietary information to modify or enhance products provided to BT and permits those products to be manufactured by BT or others for its own purposes.

     The Company's OSS systems have primarily been sold to foreign telephone operating companies (which are sometimes controlled by foreign governments), and the contracts relating to OSS systems are principally negotiated directly between the Company and these purchasers.

     The Signal Processing line of products is sold primarily to US military and aerospace prime contractors, and domestic OEMs and end users.

     The following table sets forth for the last three fiscal years the Company's sales to customers by geographic region:


                   Sales to Customers By Geographic Region (1)

                                          Year Ended December 31,
                                          -----------------------
                               1996              1995                 1994
                               ----              ----                 ----
                                          (Dollars in thousands)

United States
and Puerto Rico           17,644    30%      $16,445   27%       $24,150   35%

United Kingdom            16,000    28%       22,230   36%        17,761   26%

Other Europe               5,416     9%        2,831    5%         4,344    6%

Latin America              1,738     3%        4,743    8%         7,917   11%

Asia/Pacific              15,812    27%       13,470   22%        12,909   19%

Middle East                1,248     2%          899    1%         1,009    2%

Other                        129     1%          563    1%           895    1%
                         -------   ---       -------  ---        -------  ---

Total Sales              $57,987   100%      $61,181  100%       $68,985  100%
                         =======   ===       =======  ===        =======  ===


(1) For information regarding the amount of sales, operating profit or loss and identifiable assets attributable to each of the Company's geographic areas, see Note 23 to the Consolidated Financial Statements.

     In selling to customers in foreign countries, there are inherent risks not normally present in the case of sales to United States customers, including increased difficulty in identifying and designing systems compatible with purchasers' operational requirements; extended delays under OSS systems contracts in the completion of testing and purchaser acceptance phases and the Company's receipt of final payments; and political and economic change. In addition, to the extent that the Company establishes facilities in foreign countries, the Company faces risks associated with currency devaluation, inability to convert local currency into dollars, local tax regulations and political instability.

Manufacturing

     The Company's computer-based testing products include the Company's proprietary testing circuitry and computer programs, which provide platform-independent solutions based on UNIX-type operating systems. The testing products also incorporate disk data storage, data terminals ("CRTs"), teleprinters and minicomputers purchased by the Company. These products are installed and tested by the Company on its customers' premises.

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

Source and Availability of Components

     The Company generally purchases the standard components used in the manufacture of its products from a number of suppliers. The Company attempts to assure itself that the components are available from more than one source. The Company purchases the minicomputers used in its OSS systems from Digital Equipment Corporation ("DEC'). However, the Company could use other computer equipment in its systems if the Company were unable to purchase DEC products. Other components, such as CRTs and teleprinters, used in connecting with the Company's electronic products could be obtained from alternate sources and readily integrated with the Company's products.

Backlog

     At December 31, 1996, the Company's backlog was $18,296,000 compared with approximately $22,569,000 at December 31, 1995. Of the December 31, 1996 backlog, approximately $15,670,000 represented orders from foreign telephone operating companies, including $5,383,000 attributable to the contract with BT. See "Marketing and Sales". The Company expects to ship substantially all of its December 31, 1996 backlog during 1997. However, certain of the Company's OSS contracts provide for deliveries subsequent to December 31, 1997.

Patents

     The Company is the owner of a number of utility and design patents and patent applications. In addition, the Company has sought foreign patent protection for a number of its products.

     From time to time the Company enters into licensing and technical information agreements under which it receives or grants rights to produce certain specified subcomponents used in certain of the Company's products or in connection with products developed by the Company. These agreements are for varying terms and provide for the payment or receipt of royalties or technical license fees.

     While the Company considers patent protection important to the development of its business, and produces certain subcomponents of its products under licensing agreements, the Company believes that its success depends primarily upon its engineering, manufacturing and marketing skills. Accordingly, the Company does not believe that a denial of any of its pending patent applications, expiration of any of its patents, a determination that any of the patents which have been granted to it are invalid or the cancellation of any of its existing license agreements would have a material adverse effect on the Company's business.

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

Significant Customers

     During 1996 four customers each accounted for 5% or more of the Company's sales. Sales made to BT amounted to $11,308,000, or approximately 20% of the Company's 1996 sales. Sales made to the Philippines Long Distance Telephone amounted to $7,034,000, or approximately 12% of the Company's 1996 sales. Sales to Korea Telecommunications Authority amounted to $4,749,000 or 8% in 1996 sales. Sales to SPT Telecom (Czech Republic) amounted to $3,116,000 or 5% in 1996 sales. No other customers account for 5% of the Company's sales in 1996. In addition, the former Bell operating companies continue to be the ultimate purchasers of a significant portion of the Company's products sold in the United States, while sales to foreign telephone operating companies constitute the major portion of the Company's foreign sales. The Company's contracts with these customers require no minimum purchases by such customers. Significant customers for the Signal Processing products include the major US Aerospace companies, Department of Defense service depots and OEMs in the medical imaging and process control equipment. Both catalog and custom designed products are sold to these customers. Some contracts are multi-year procurements.

Research and Development Activities

     During the fiscal years ended December 31, 1996, 1995 and 1994, the Company spent approximately $3,848,000, $6,103,000, and $3,959,000, respectively, on its research and development activities. All research and development was company sponsored.

Employees

     As of February 28, 1997, the Company had 416 employees of which 167 were employed in the United States, 163 were employed in Mexico, 43 were employed in the United Kingdom, and 43 were employed in Korea. The Company believes that its relations with its employees have been good, and it has never experienced a work stoppage. The Company's employees are not covered by contracts with labor unions, except for its hourly employees in Mexico who are covered by a contract with the union representing such hourly employees that expires on December 31, 1998.

Item 2.  Properties

     The Company currently leases approximately 20,400 square feet of executive, sales, marketing and research and development space located in Syosset, New York; 5,300 square feet of office space used for software development located in Charlotte, North Carolina; and 27,000 square feet of manufacturing and warehousing space at two locations in Kingsville, Texas. The Company owns a 31,000 square foot manufacturing and research and development facility located in Glen Cove, New York. These facilities represent substantially all of the Company's office, plant and warehouse space in the United States. The Syosset, New York lease expires June 1998; the Charlotte, North Carolina lease expires in April 1999 and the Kingsville, Texas leases expire in July 1997 and December 1999. The aggregate annual rental is approximately $400,000.

     The Company's wholly-owned Mexican subsidiary, Systems, S.A. de C.V., owns its approximately 40,000 square foot Matamoros, Mexico facility. A wholly-owned subsidiary of the Company located in the United Kingdom owns a 34,261 square foot facility located in Coventry, England, which facility comprises all of the Company's office, plant and warehouse space in the United Kingdom.

     The Company believes its properties are adequate for its needs.

Item 3.  Legal Proceedings

     In July 1996, an action was commenced against the Company and certain present and former directors in the Supreme Court of the State of New York, New York County by certain stockholders and warrant holders of the Company who acquired their securities in connection with the acquisition by the Company of Aster Corporation. The complaint alleges breach of contract against the Company and breach of fiduciary duty against the directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $413,000; however, counsel for the plaintiff have advised the Company that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. The Company believes that the defendants have valid defenses to the claims. Discovery is proceeding.

     In July 1996, the Securities and Exchange Commission (the "SEC") issued an order (the "Order") directing a private investigation of the Company to determine whether there has been a violation of Federal securities laws. The SEC indicated to counsel for the Company that the investigation relates to the position of the SEC staff that the independence of the Company's auditors for 1995, KPMG Peat Marwick LLP ("Peat Marwick"), was adversely impacted by certain relationships involving Peat Marwick, on the one hand, and KPMG BayMark Strategies LLC ("BayMark") and Edward R. Olson, the President of BayMark and the Company's former interim president and chief operating officer, on the other hand. Although the Company does not agree with the position of the SEC staff with respect to the independence of Peat Marwick, the Company is cooperating with the SEC's investigation. The Company retained BDO Seidman, LLP to reaudit the Company's 1995 financial statements, which reaudit resulted in no changes to the Company's 1995 financial statements as audited by Peat Marwick. The Company does not believe that the investigation will result in any material liability on the part of the Company.

Item 4.  Submission of Matters to a Vote of Securities Holders

     During the fourth quarter of 1996, there were no matters required to be submitted to a vote of security holders of the Company.

Item Pursuant to  Instruction 3 of Item 401 (b) of Regulation S-K:
Executive Officers of the Company as of March 31, 1997

Name and Position                                    Age
-----------------                                    ---

William V. Carney                                    59
Chairman of the Board
Chief Executive Officer

Seymour Joffe                                        67
President and
Chief Operating Officer

Michael A. Tancredi                                  67
Senior Vice President
Secretary and Treasurer

Edward B. Kornfeld                                   53
Senior Vice President - Operations
Chief Financial Officer

John J. Gazzo                                        53
Senior Vice President

Prem G. Chandran                                     44
Vice President

Edmund Chiodo                                        42
Vice President

David Rawlings                                       53
Vice President

William Novelli                                      65
Vice President

     All of the Company's officers serve at the pleasure of the Board of Directors. Of the executive officers listed above, Messrs. Carney, Joffe and Tancredi are also members of the Board of Directors. There is no family relationship between any of the executive officers listed above.

     Mr. Carney was elected as Chairman of the Board of Directors and Chief Executive Officer in 1996 and has served as a director since 1970. Previously, Mr. Carney had served as Secretary since 1970, Senior Vice President since November 1989 and Chief Technical Officer from December 1990. He was elected
Vice Chairman in January 1988. He was Senior Vice President-Mechanical Engineering from January 1988 to November 1989 and was Senior Vice
President-Manufacturing from March 1984 to February 1985, Senior Vice President-Operations from June 1977 to February 1984 and Vice President from 1970 to June 1977.

     Mr. Joffe was elected President and Chief Operating Officer in 1996. Mr. Joffe, who served as director of the Company from 1987 to 1992, has most recently served the Company as senior consultant to its Operations Support Systems (OSS) business. Mr. Joffe has been Chairman of JSI International, Inc. which represents companies in the marketing and positioning of high-tech products and serves in the Asia Pacific area. Mr. Joffe has also served as an officer and director of a number of public and private companies involved in the computer and telecommunications industries.

     Mr. Tancredi was elected Senior Vice President and Secretary in 1996. He has been Treasurer since April 1978 and Director since 1970. He had served as Vice President between March 1984 to October of 1996. He was Vice President from April 1978 to February 1984 and Comptroller from April 1971 to March 1978.

     Mr. Kornfeld was elected a Senior Vice President-Operations in 1996. He has served as Vice President-Finance and Chief Financial Officer of the Company since October 1995. Prior to his election to this position, Mr. Kornfeld held positions with several companies for more than five years, including Excel Technology Inc. (Quantronix Corp.) and Anorad Corporation.

     Mr. Gazzo was elected Senior Vice President in March 1996. He has been Vice President-Marketing of the Company since April 1993 and was general manager of its Porta Electronics Division from November 1989 to April 1993; he was the Company's Vice President-Research and Development from March 1984 to November 1989 and was Vice President-Engineering from February 1978 to February 1984. Prior to that time, he was Chief Engineer of the Company.

     Mr. Chandran was elected Vice President in December 1995. Mr. Chandran had been with the Company as Assistant Vice President of Engineering since 1991.

     Mr. Chiodo was elected Vice President in March 1996. Mr. Chiodo had been with the Company since 1980. During that time he has held various positions with in the Company, most recently as Assistant Vice President of OSS operations.

     Mr. Rawlings was elected Vice President in March 1996. Mr. Rawlings has been the Assistant Vice President of Research and Development - Copper products since 1992.

     Mr. Novelli was elected Vice President in December 1996. Mr. Novelli has been the Assistant Vice President of Sale and Marketing - Copper products since 1989.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     The Company's Common Stock is traded on the American Stock Exchange, Inc. under the symbol PSI. The following table sets forth, for the period January 1, 1995 through December 31, 1996, the quarterly high and low sales prices for the Company's Common Stock on the consolidated transaction reporting systems for American Stock Exchange listed issues. Share prices listed below have been restated to give effect to the one for five reverse stock split which became effective on August 2, 1996.

                                            High        Low
                                            ----        ---

1995     First Quarter                    31  1/4     16  7/8
         Second Quarter                   23  1/8     13  1/8
         Third Quarter                    21  7/8      5
         Fourth Quarter                   12  1/2      3  1/8

1996
         First Quarter                     6  9/16     3  7/16
         Second Quarter                    4 11/16     3  1/8
         Third Quarter                     3  3/4      1  7/8
         Fourth Quarter                    2  1/2      1  1/4

     The Company did not declare or pay any cash dividends in 1996 or 1995. It is the present policy of the Company to retain earnings to finance the growth and development of the business and therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's Amended and Restated Loan and Security Agreement prohibits the Company from paying cash dividends on its Common Stock.

     As of March 14, 1997, the number of holders of record of the Company's Common Stock was approximately 500.

Item 6.  Selected Financial Data

     The following table sets forth certain selected consolidated financial information of the Company. All share and per share data have been restated to give affect to the one for five reverse stock split which became effective on August 2, 1996. For further information, see the Consolidated Financial Statements and other information set forth in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7:

                                            Year Ended December 31,
                              -----------------------------------------------
                              1996      1995        1994      1993       1992
                              ----      ----        ----      ----       ----
                                   (In thousands, except per share data)

Income Statement
Data:
   Sales                   $ 57,987   $ 61,181   $ 68,985   $ 68,141   $ 68,993
   Operating
      income (loss)           3,982    (19,884)   (17,541)    (3,916)   (11,466)

      Income (loss) before
      discontinued
      operations and
      extraordinary item      1,252    (29,297)   (39,995)    (7,493)    (8,539)

   Net Income
      (loss)                  5,174    (31,041)   (39,995)    (9,545)   (14,977)

   Income (loss)
      per share from
      continuing
      operations           $   0.23   $ (20.05)  $ (28.05)   $ (5.40)  $  (6.20)

   Cash dividends
      declared                  --         --         --         --         --

   Number of shares
   used in calcu-
   lating net in-
   come (loss) per
   share                      5,381      1,461      1,427      1,382      1,378

Balance Sheet
Data:
   Total Assets            $ 50,658   $ 60,591   $ 84,963   $109,948   $130,345

   Long-term debt
   excluding current
   maturities              $ 45,804   $ 55,389   $ 57,310   $ 49,931   $ 34,205

   Stockholders' equity
   (deficit)               $(20,704)  ($29,323)  $  1,525   $ 39,841   $ 49,486

Item 7.  Management Discussion and Analysis of Financial
Condition and Results of Operations.

     The Company's consolidated statements of operations for the three years ended December 31, 1996 as a percentage of sales follows:

                                              Years Ended December 31,
                                             -------------------------
                                             1996       1995      1994
                                             ----       ----      ----

Sales                                         100%      100%      100%
Cost of sales                                 63%        92%       90%
                                              ---       ---       ---
  Gross Profit                                37%         8%       10%
Selling, general and
administrative expenses                       23%        27%       29%
Research and development expenses              7%        10%        6%
Litigation settlement                         --          2%       --
Write down of net assets sold                 --          1%       --
                                              ---       ---       ---
   Operating income (loss)                     7%       (33%)     (25%)
Interest expense                              (9%)      (14%)      (8%)
Gain on sale of assets                         4%        --        --
Other                                          1%        (1%)      (3%)
                                              ---       ---       ---
Income (loss) from continuing
   operations before income
   taxes and minority interest                 3%       (47%)     (36%)
Income tax expense and minority interest       1%        --        22%
                                              ---       ---       ---
Income (loss) before discontinued
   operations and extraordinary gain           2%       (48%)     (58%)
Provision for loss on disposal
   of discontinued operations                 --          6%       --
Extraordinary gain on early
extinguishment of debt                         7%         3%       --
                                              ---       ---       ---

Net income (loss)                              9%       (51%)     (58%)
                                              ===       ===       ===

Liquidity and Capital Resources

     As indicated in the Report of Independent Certified Public Accountants, the accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of Notes to Consolidated Financial Statements, the Company's continuing losses before non-recurring gains and net capital deficiencies combined with the need to refinance or restructure certain existing long-term notes payable beyond January 2, 1998 raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     At December 31, 1996 the Company had cash and cash equivalents of $2,584,000 compared with $1,109,000 at December 31, 1995. The Company's working capital at December 31, 1996 was $4,100,000, compared to a working capital deficit of $8,200,000 at December 31, 1995. However, at of December 31, 1996 the Company's long-term debt includes $25,855,000 of Zero coupon convertible subordinated notes (the Notes), all of which are due and payable on January 2, 1998. At December 31, 1996 the Company does not have sufficient resources to pay the Notes when they mature and it is likely that it cannot generate such cash from its operations. Although the Company is seeking to refinance or restructure the Notes, no assurance can be given that it will be successful in these efforts. If the Company is unable to refinance or restructure the Notes and the holders of the Notes do not convert such notes, the Company's business mat be materially and adversely affected.

     The improvement in working capital from December 31, 1995 to December 31, 1996 reflected

     (i) The continued exchange of the Company's 6% convertible subordinated debentures due 2006 in the principal amount of $5,045,000, net of unamortized original issue discount, plus accrued interest for Notes in the principal amount of $3,871,000, which resulted in a reduction of short-term liabilities of $5,203,000 and an increase in long-term liabilities of $3,871,000.

     (ii) The sale of the Company's fiber optics business unit, which generated cash of $7,396,000 during 1996, substantially all of which was used to reduce the Company's obligations to its senior lender.

     (iii) The sale of common stock received in connection with the sale of the Company's discontinued Israeli operation, which generated cash of $3,456,000, which was used to reduce the Company's obligations to its senior lender.

     (iv) The effect of the cost reductions and manufacturing efficiencies which contributed to the Company's ability to sustain, during 1996, positive cash flow from operations of $736,000.

     During 1996, the Company's loan and security agreement with its senior secured lender, Foothill was amended. Pursuant to the amendment, the Company's obligations were extended from November 1996 to November 1998 and defaults at December 31, 1995 and through the date of the amendment, were waived by Foothill. As part of the consideration to Foothill for the amendment, the Company is obligated to pay a monthly facility fee of $50,000 commencing November 30, 1996. As of December 31, 1996, the Company's availability under its $2,000,000 revolving line of credit is approximately $700,000.

     As of December 31, 1996, the Company had remaining outstanding $2,096,000 of the 6% Debentures, net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $209,000. The face amount of the outstanding 6% Debentures was $2,305,000.

     The interest accrued on the 6% Debentures is payable on July 1 of each year and as of December 31, 1996 was $387,000. At December 31, 1996, the Company has failed to make the interest payments due in 1996 and 1995. Accordingly, the 6% Debentures are classified as a current liability at December 31, 1996 and 1995.

Results of Operations

Years Ended December 31, 1996 and 1995

     The Company's sales for 1996 were $57,987,000 compared to $61,181,000 in 1995, a decrease of $3,194,000 (5%). The 1995 sales include sales of $6,513,000 from the Company's fiber optics business unit which was sold in March 1996. Sales of fiber optics products were $447,000 in 1996 prior to the sale. Therefore, sales, exclusive of fiber optics products, increased by $2,872,000 (5.3%) from 1995. OSS net revenue decreased by $2,184,000 for 1996. This reduced volume reflects lower levels of sales of our Korea joint venture partner, as well as reduced sales to BT. This decline in sales was partially offset by increased sales in Asia and Europe. Line connection/protection equipment revenue for 1996 increased approximately $2,448,000. This increase relates to improved domestic sales, as well as, increased sales to BT during 1996. Signal processing revenue for 1996 increased by $2,740,000. Due to the Company's improved cash position in 1996, signal processing was able to complete orders from backlog on an accelerated basis which resulted in higher sales.

     As a result of the sale of the fiber optics business unit, the Company was able to extend its credit agreement with its senior lender which provided funds to enable the Company to procure materials to satisfy outstanding orders in the backlog during 1996. This positively affected revenue for all operating units in 1996.

     Cost of sales for the year ended December 31, 1996, as a percentage of sales compared to 1995, decreased from 92% to 63%. This improvement in gross margin is attributed to improved manufacturing efficiencies created by the ability to obtain raw materials on a consistent basis, improved management and more efficient utilization of personnel, and the elimination of under utilized facilities associated with the fiber optics business. The Company's gross margin improved from 8% in 1995 to 37% in 1996.

     Selling, general and administration expenses decreased by $2,990,000 (18%) from $16,556,000 to $13,566,000 from December 31, 1996 compared to 1995. This decrease is due to the elimination of the expenses as related to the fiber optics business unit and the Company's continuing efforts to reduce costs and expenses.

     Research and development expenses decreased by $2,255,000 (37%) from $6,103,000 to $3,848,000 from 1996 compared to 1995. This reduced cost reflects the Company's efforts to streamline its operations by focusing on those projects with the highest potential for success and to a lesser extent, the elimination of those expenses related to fiber optics business unit.

     On a whole, the sale of the fiber optics business benefited the Company by allowing it to close two facilities, with a resultant decrease in personnel and overhead costs. The sale also enabled the Company to amend and extend its agreement with Foothill, and make a significant payment to Foothill, which reduces its ongoing interest costs as described below.

     As a result of the above, the Company had operating income of $3,982,000 in 1996 versus an operating loss of $19,884,000 in 1995. The Company's operating improvement for the year ended December 31, 1996, when compared to the year ended December 31, 1995, were the results of its continuing efforts to bring its costs and expenses in line with its current level of sales and the sale of the fiber optics business unit.

     Interest expense decreased for the year ended December 31, 1996 by $3,156,000 from $8,484,000 the year ended December 31, 1995 to $5,328,000 in
1996. This change is attributable primarily to a decrease in interest expense related to the exchange of the Company's 6% Debentures and repayment of principal to the Company's senior lender from the proceeds of the sale of the fiber business and the sale of the rights to common stock received in respect of the sale of discontinued operations.

     During 1996, the Company received $3,456,000 from the sale of the rights to common stock received in respect of the obligations of the purchaser of the discontinued Israeli operation resulting in a gain on the sale of assets of $2,264,000. During 1995, the Company recorded a $3,500,000 loss from the sale of this discontinued Israeli operation.

     During 1996, the Company recorded a $3,922,000 extraordinary gain from the early extingushment of approximately 94% of its Debentures. During 1995, the Company recorded an extraordinary gain of $1,756,000 arising from the Company's repurchase from its senior lender and retirement of $3,900,000 of its Debentures.

     As the result of the foregoing, the Company generated net income of $5,174,000, $0.96 per share, for the year ended December 31, 1996, compared with a net loss of $31,041,000, $21.25 per share, for 1995. The calculation of the weighted average shares for the year ended December 31, 1996, assumes the conversion of the Notes which are considered to be a common stock equivalent.

     The significant improvement in the operations of the Company in 1996 is the result of several factors including: the sale of the non-profitable fiber optics business unit, renewal and extension of the Company's borrowing arrangement with its senior lender, restructuring of the management team, as well as, overall efficiencies in the Company's manufacturing operations.

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

     Cost of sales in 1995, as a percentage of sales, increased slightly from 1994, from 90% of sales in 1994 to 92% of sales in 1995. As a result of the high cost of sales, the gross profit for 1995 was $4,700,000, which was significantly less than selling, general and administrative expenses and research and development expenses. The high cost of sales reflected (i) a lower volume of sales, (ii) the inability of the Company to purchase efficiently and to obtain materials from certain suppliers, (iii) the under-absorption of overhead costs,
(iv) modification of inventory in order to fulfill customer orders, and (v) significant write down of fiber optics inventory reflecting the value of such inventory in connection with the sale of the fiber optics business in March 1996. In addition, as part of the Company's ongoing evaluation of its inventory and based on its 1995 level of sales, the Company increased its inventory reserve by approximately $1,800,000 for slow-moving or obsolete inventory. Steps taken to reduce manufacturing labor costs by reductions in direct and indirect manufacturing personnel were not implemented until late in the second quarter of 1995 and are reflected in cost of sales in the third and fourth quarters. The reduction of facility, personnel and overhead costs from the sale of the fiber optics business will first be reflected in the second quarter of 1996.

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

     In connection with the February 1995 amendment to the Company's agreement with Foothill, the Company repurchased from Foothill and retired $3,900,000 principal amount of Debentures for approximately $2,500,000 through an increase of $3,000,000 in the term loan to Foothill and the repricing of certain warrants granted to Foothill. The Company recorded an extraordinary item, a gain of $1,800,000 on early extinguishment of this debt, representing the difference between the book value of the debt and the approximate market value of the debt on the date of the transaction.

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

Item 8. Financial Statements and Supplementary Data.

        See Exhibit I

Item 9. Changes In and Disagreements With Accountants On
        Accounting and Financial Disclosure.

        Not Applicable

                                    Part III

Item 10, 11, 12, and 13.

     The information  called for by Item 10 (Directors and Executive  Officers),
Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 1996.

                                     Part IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

(a)  Document filed as part of this Annual Report on Form 10-K:

     (i)  Financial Statements.

          See  Index to Consolidated Financial Statements under Item 8 hereof.

     (ii) Financial Statement Schedules.

          None

     Schedules not listed above have been omitted for the reasons that they were inapplicable or not required or the information is given elsewhere in the financial statements.

     Separate financial statements of the registrant have been omitted since restricted net assets of the consolidated subsidiaries do not exceed 25% of consolidated net assets.

(b)  Reports on Form 8-K

     None

(c)  Exhibits

Exhibit
  No.     Description of Exhibit
-------   ----------------------

  3.1 Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 4 (a) of the Company's Annual Report on Form 10K for the year ended December 31, 1991.

  3.2     Certificate  of  Designation  of  Series B  Participating  Convertible
          Preferred  Stock,  incorporated   by  reference  to Exhibit 3.2 of the
          Company's Annual Form 10K for the year ended December 31, 1995.

  3.3 By-laws of the Company, as amended to date, incorporated by reference to Exhibit 3.3 of the Company's Annual Form 10K for the year ended December 31, 1995.

  4.1 Amendment dated as of December 16, 1993 to the Warrant Agreement among the Company, Aster Corporation and Chemical Bank as successor to Manufacturers Hanover Trust Company as Warrant Agent, incorporated by reference to Exhibit 4.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

Exhibit
  No.     Description of Exhibit
-------   ----------------------

  4.2 Form of Rights Amendments, dated as of March 22, 1989 between the Company and Manufacturers Hanover Trust Company, as Rights Agent, incorporated by reference to the Company's Registration Statement on Form 8-A dated April 3, 1989.

  4.2.1 Amendment No. 1 to Rights Agreement, dated July 28, 2993 between the Company and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Rights Agent, incorporated by reference to the Company's Registration Statement on Form 8-A/A filed August 4, 1993.

  4.3 Warrant issued to Aspen Grove Financial Corporation to Purchase 87,500 Shares of Common Stock dated as of June 13, 1994, incorporated by reference to Exhibit 4 (d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

  4.4 Warrant issued to Banque Scandinave en Suisse to Purchase 100,000 shares of Common Stock dated as of June 13, 1994, incorporated by reference to Exhibit 4 (f) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

  4.5 Stock Option Agreement dated as of May 15, 1994 between the Company and Stanley Kreitman, incorporated by reference to Exhibit 4 (a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

  4.6 Amended and Restated Loan and Security Agreement dated as of November 28, 1994, between the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 30, 1994.

  4.7 Amendment Number One dated February 13, 1995 to the Amended and Restated Loan and Security Agreement dated as of November 28, 1994 between the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 4.7 of the Company's Annual Form 10K for the year ended December 31, 1995.

  4.7.1 Letter Agreement dated as of February 13, 1995, incorporated by reference to Exhibit 4.7.1 of the Company's Annual Form 10K for the year ended December 31, 1995.

  4.7.2 Amendment Number Two dated March 30, 1995 to the Amended and Restated Loan and Security Agreement dated as of November 28, 1994 between the Company and Foothill Capital Corporation, incorporated by reference to
          Exhibit 4.7.2 of the Company's Annual Form 10K for the year ended December 31, 1995.

Exhibit
  No.     Description of Exhibit
-------   ----------------------

  4.8 Secured Promissory Note dated November 28, 1994 made by the Company in favor of Foothill Capital Corporation, incorporated by reference to
          Exhibit 4 to the Company's Current Report on Form 8-K dated November 30, 1994.

  4.9 Amended and Restated Secured Promissory Note dated February 13, 1995, incorporated by reference to Exhibit 4.9 of the Company's Annual Form 10K for the year ended December 31, 1995.

  4.10 Deferred Funding Fee Note dated November 28, 1994 made by the Company in favor of Foothill Capital Corporation, incorporated by reference to
          Exhibit 5 to the Company's Current Report on Form 8-K dated November 30, 1994.

  4.11    Amendment  Number  Three to Amended  and  Restated  Loan and  Security
          Agreement dated March 12, 1996, between the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 4.11 of the Company's Annual Form 10K for the year ended December 31, 1995.

  4.12 Warrant to Purchase Common Stock of the Company dated November 28, 1994 executed by the Company in favor of Foothill Capital Corporation, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated November 30, 1994.

  4.12.1 Amendment Number One to Warrant to Purchase Common Stock of the Company dated as of February 13, 1995 executed by the Company in favor of Foothill Capital Corporation, incorporated by reference to Exhibit
          4.12.1 of the Company's Annual Form 10K for the year ended December 31, 1995.

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

Exhibit
  No.     Description of Exhibit
-------   ----------------------

  4.15 Warrant to Purchase Common Stock of the Company dated November 28, 1994 executed by the Company in favor of The Bank of New York, incorporated by reference to Exhibit 13 to the Company's Current Report on Form 8-K dated November 30, 1994.

  4.16 Indenture dated as of July 1, 1992 between the Company and the Bank of New York as trustee, incorporated by reference to Exhibit 4 (a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1992.

  4.17 Form of Warrant to Purchase Common Stock of the Company dated as of June 1, 1993 between the Company and Mallory Factor, incorporated by reference to Exhibit 4 (f) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  4.18 Form of Warrant Agreement dated as of August 12, 1993 between the Company and Berenson Minella & Company, incorporated by reference to
          Exhibit 4 (e) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993.

  4.19 Lockbox Operating Procedural Agreement dated as of November 28, 1994 among Chemical Bank, the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K dated November 30, 1994.

  4.20 Security Agreement, dated as of July 16, 1993, made by Woo Shin Electro-Systems Company to Chemical Bank, incorporated by reference to
          Exhibit 4 (b) (iv) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

  4.21 Indenture dated as of November 30, 1995, between the Company and American Stock Transfer & Trust Company, incorporated by reference to
          Exhibit 4.21 of the Company's Annual Form 10K for the year ended December 31, 1995.

  10.1 Form of Split Dollar Agreement--more than ten years, incorporated by reference to Exhibit 19 (d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

  10.2 Form of Split Dollar Agreement--less than ten years, incorporated by reference to Exhibit 19 (e) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

Exhibit
  No.     Description of Exhibit
-------   ----------------------

  10.3 Form of Amendment No. 1 to Split Dollar Agreement--less than ten years--Acceleration upon change of control, incorporated by reference to Exhibit 10 (i) (i) of the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

  10.4 Form of Executive Salary Continuation Agreement, incorporated by reference to Exhibit 19 (cc) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

  10.5 Agreement dated as of January 1, 1990 between the Company and Alpha Risk Management, Inc., incorporated by reference to Exhibit 10 (k) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

  10.6 Agreement dated May 25, 1988 between British Telecommunications plc and the Company, incorporated by reference to Exhibit 19 (a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988. Confidential Treatment granted; document filed separately with the SEC.

  10.6.1 Amendment to agreement of May 25, 1988, dated September 1, 1996, between British Telecommunications plc and the Company.

  10.7 Lease dated December 17, 1990 between the Company and LBA properties, Inc., incorporated by reference to Exhibit 10 (d) of the Company's annual report on Form 10-K for the year ended December 31, 1990.

  10.8 Asset Purchase Agreement dated as of March 6, 1996 by and among Augat Inc., Porta Systems Corp. and certain of its subsidiaries, incorporated by reference to Exhibit 10.8 of the Company's Annual Form 10K for the year ended December 31, 1995.

  10.9 Form of Employment Contract dated October 2, 1995 between the Company and KPMG BayMark Strategies LLC's Crisis Management Group, incorporated by reference to Exhibit 10.9 of the Company's Annual Form 10K for the year ended December 31, 1995.

  10.9.1 Amendment dated December 18, 1996 between the Company and KPMG Bay Mark Strategies LLC's Crisis Management Group.

Exhibit
  No.     Description of Exhibit
-------   ----------------------

  10.10 Form of Employment Contract dated October 16, 1995 between the Company and Edward B. Kornfeld, incorporated by reference to Exhibit 10.10 of the Company's Annual Form 10K for the year ended December 31, 1995.

  10.11   (Deleted)

  10.12 Form of Executive Salary Continuation Agreement dated October 16, 1995 between the Company and Edward B. Kornfeld, incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

  10.13 Form of Employment Contract dated October 9, 1996 between the Company and Seymour Joffe.

  10.14 1996 Stock Option Plan filed as Exhibit A to the Proxy Statement for the 1996 Annual Meeting to Stockholders and incorporated herein by reference.

  22.1 Subsidiaries of the Company, incorporated by reference to Exhibit 22.1 of the Company's Annual Form 10K for the year ended December 31, 1995.

  23      Consent of Independent Auditors.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PORTA SYSTEMS CORP.

         Dated March 25, 1997                By/s/ William V. Carney
                                               -----------------------------
                                                   William V. Carney
                                                   Chairman of the Board

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes William V. Carney and Edward B. Kornfeld or either of them acting in the absence of the others, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

            Signature                       Title                    Date
            ---------                       -----                    ----

By /s/William V. Carney             Chairman of the Board        March 25, 1997
   ---------------------------      and Director(Principal
     William V. Carney              Executive Officer)


By /s/Edward B. Kornfeld            Chief Financial Officer      March 25, 1997
   ---------------------------      (Principal Financial and
     Edward B. Kornfeld             Accounting Officer)


By /s/Seymour Joffe                 Director                     March 25, 1997
   ---------------------------
     Seymour Joffe


By /s/Howard D. Brous               Director                     March 25, 1997
   ---------------------------
     Howard D. Brous


By /s/Herbert H. Feldman            Director                     March 25, 1997
   ---------------------------
     Herbert H. Feldman


By /s/Stanley Kreitman              Director                     March 25, 1997
   ---------------------------
     Stanley Kreitman


By /s/Michael A. Tancredi           Director                     March 25, 1997
   ---------------------------
     Michael A. Tancredi

Exhibit I

Item 8.  Financial Statements and Supplementary Data


Index                                                                      Page


Report of Independent Certified Public Accountants                         F-2

Independent Auditors' Report                                               F-3

Consent of Independent Certified Public Accountants                        F-4

Consent of Independent Auditors                                            F-5

Consolidated Financial Statements and Notes:

         Consolidated Balance Sheets,
         December 31, 1996 and 1995                                        F-6

         Consolidated Statements of Operations
         for the Years Ended
         December 31, 1996, 1995 and 1994                                  F-7

         Consolidated Statements of Stockholders'
         Equity (Deficit) for the Years
         Ended December 31, 1996, 1995 and 1994                            F-8

         Consolidated Statements of Cash Flows
         for the Years Ended December 31, 1996,
         1995 and 1994                                                     F-9

         Notes to Consolidated Financial Statements                        F-10

               Report of Independent Certified Public Accountants


The Board of Directors and
Stockholders of Porta Systems Corp.:

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's continuing losses before non-recurring gains and net capital deficiencies combined with the need to refinance or restructure certain existing long-term notes payable beyond January 2, 1998 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                       /s/BDO SEIDMAN, LLP
                                                       -------------------
                                                       BDO SEIDMAN, LLP

Mitchel Field, New York
March 18, 1997

                          Independent Auditors' Report


The Board of Directors and Stockholders
Porta Systems Corp.:

We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit), and cash flows of Porta Systems Corp. and subsidiaries for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Porta Systems Corp. and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.




                                                /s/KPMG PEAT MARWICK LLP
                                                ------------------------
                                                KPMG PEAT MARWICK LLP

Jericho, New York
March 31, 1995

               Consent of Independent Certified Public Accountants



Board of Directors
Porta Systems Corp.:


We consent to the  incorporation  by reference in the  registration  statements:
(Reg.  No.  2-95117) on Form S-8,  (Reg.  No.  2-65375) on Form S-8,  (Reg.  No.
33-12146) on Form S-8 and (Reg. No. 33-41992) on Form S-8 of Porta Systems Corp. and subsidiaries of our report dated March 18, 1997, relating to the consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1996 and 1995, which report appears in the Porta Systems Corp.
annual report on Form 10-K. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern.




                                                       /s/BDO SEIDMAN, LLP
                                                       -------------------
                                                       BDO SEIDMAN, LLP


Mitchel Field, New York
March 26, 1997

                         Consent of Independent Auditors


Board of Directors
Porta Systems Corp.:


We consent to the incorporation by reference in the registration statements; (Reg. No. 2-95117) on Form S-8, (Reg. No. 2-65375) on Form S-8, (Reg. No.
33-12146) on Form S-8 and (Reg. No. 33-41992) on Form S-8 of Porta Systems Corp. and subsidiaries of our report dated March 31, 1995, relating to the consolidated statements of operations, stockholders' equity (deficit) and cash flows of Porta Systems Corp. and subsidiaries for the year ended December 31, 1994, which report appears in the Porta Systems Corp. 1996 annual report on Form 10-K.


                                        /s/KPMG PEAT MARWICK LLP
                                        ------------------------
                                        KPMG PEAT MARWICK LLP

Jericho, New York
March 26, 1997

                                            PORTA SYSTEMS CORP. AND SUBSIDIARIES
                                                 Consolidated Balance Sheets
                                                 December 31, 1996 and 1995
                                                   (Dollars in thousands)

                                 Assets                       1996       1995
                                                              ----       ----
Current assets:
    Cash and cash equivalents                               $ 2,584      1,109
    Accounts receivable - trade, less
       allowance for doubtful
       accounts of $1,550 in 1996
       and $1,251 in 1995                                    16,034     12,626
    Inventories                                               7,424      8,979
    Prepaid expenses                                            782        659
    Other receivables                                           531       --
    Receivable from sale of
       discontinued operations                                 --        1,000
                                                            -------    -------
                  Total current assets                       27,355     24,373
                                                            -------    -------

Assets held for sale, net                                         -      7,893
Property, plant and equipment, net                            5,422      6,911
Deferred computer software, net                               1,676      3,188
Goodwill, net of amortization of $2,503
   in 1996 and $2,265 in 1995                                11,555     11,793
Other assets                                                  4,650      6,433
                                                            -------    -------
                  Total assets                              $50,658     60,591
                                                            =======    =======

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Convertible subordinated debentures                    $ 2,096       6,564
    Current portion of long-term debt                          750        --
    Accounts payable                                         6,056       8,302
    Accrued expenses                                         9,004       9,886
    Accrued interest payable                                   583       3,534
    Accrued commissions                                      2,708       2,016
    Accrued deferred compensation                            1,232       1,120
    Income taxes payable                                       780         780
    Short-term loans                                            31         368
                                                           -------     -------
                  Total current liabilities                 23,240      32,570
                                                           -------     -------

Long-term debt                                              16,835      26,645
Convertible subordinated debentures                           --        25,660
Zero coupon senior subordinated
   convertible notes                                        25,885        --
Notes payable net of current maturities                      3,084       3,084
Income taxes payable                                           802         811
Other long-term liabilities                                    653         385
Minority interest                                              863         759
                                                           -------     -------
                  Total long-term liabilities               48,122      57,344
                                                           -------     -------
Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock, no par value;
       authorized  1,000,000 shares,
       none issued                                            --          --
    Common stock, par value $.01;
       authorized 40,000,000 and 20,000,000
       shares, issued 2,223,861 and 1,492,361
       shares in 1996 and 1995, respectively                    22          15
    Additional paid-in capital                              36,561      33,308
    Foreign currency translation adjustment                 (4,014)     (4,199)
    Accumulated deficit                                    (50,900)    (56,074)
                                                           -------     -------
                                                           (18,331)    (26,950)
    Treasury stock, at cost, 33,340 shares                  (2,066)     (2,066)
    Receivable for employee stock purchases                   (307)       (307)
                                                           -------     -------
                  Total stockholders'
                    equity (deficit)                       (20,704)    (29,323)
                                                           -------     --------
                  Total liabilities and
                    stockholders' equity (deficit)         $50,658      60,591
                                                           =======     =======

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 1996, 1995 and 1994
                    (in thousands, except per share amounts)


                                               1996       1995       1994
                                               ----       ----       ----

Sales                                         $57,987     61,181     68,985
Cost of sales                                  36,591     56,444     62,530
                                              -------    -------    -------
     Gross profit                              21,396      4,737      6,455
                                              -------    -------    -------

Selling, general and administrative
   expenses                                    13,566     16,556     20,037
Research and development expenses               3,848      6,103      3,959
Litigation settlement                            --        1,100       --
Write-down of net assets held for sale
   to net realizable value                       --          862       --
                                              -------    -------    -------

     Total expenses                            17,414     24,621     23,996
                                              -------    -------    -------

     Operating income (loss)                    3,982    (19,884)   (17,541)

Interest expense                               (5,328)    (8,484)    (5,617)
Interest income                                   136         87        251
Gain on sale of assets                          2,264       --         --
Other income (loss), net                          402       (884)    (2,022)
                                              -------    -------    -------
     Income (loss) from continuing
        operations before income taxes
        and minority interest                   1,456    (29,165)   (24,929)

Income tax expense                                100         30     14,920
Minority interest                                 104        102        146
                                              -------    -------    -------

     Income (loss) before
        discontinued operations                 1,252    (29,297)   (39,995)

Provision for loss on disposal of
   discontinued operations                       --       (3,500)      --
                                              -------    -------    -------

     Income (loss) before
        extraordinary item                      1,252    (32,797)   (39,995)

Extraordinary gain on early
   extinguishment of debt                       3,922      1,756       --
                                              -------    -------    -------

     Net income (loss)                        $ 5,174    (31,041)   (39,995)
                                              =======    =======    =======

Per share amounts:
   Continuing operations                      $  0.23     (20.05)    (28.05)
   Discontinued operations                       --        (2.40)      --
   Extraordinary item                            0.73       1.20       --
                                              -------    -------    -------

     Net income (loss) per share
     of common stock                          $  0.96     (21.25)    (28.05)
                                              =======    =======    =======

Weighted average shares of
  common stock outstanding                      5,381      1,461      1,427
                                              =======    =======    =======


          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 1996, 1995 and 1994
                                 (In thousands)



                                                                                                   Receivable   Total
                                  Common Stock                  Foreign      Retained                 for       Stock-
                                -----------------  Additional   Currency     Earnings               Employee   holders'
                                No.of   Par Value   Paid-in    Translation (Accumulated  Treasury     Stock    Equity/
                                Shares    Amount    Capital    Adjustment     Deficit)     Stock    Purchases (Deficit)
                                ---------------------------------------------------------------------------------------

Balance at December 31, 1993     1,416    $ 14     $ 30,210    $ (2,909)    $ 14,962    $ (1,938)    $ (498)   $ 39,841

Net loss 1994                     --        --         --          --        (39,995)       --         --       (39,995)
Stock issued                        76       1        2,138        --           --          --         --         2,139
Warrants issued                   --        --          600        --           --          --         --           600
Write off of receivable for
   employee stock purchases       --        --         --          --           --          --           62          62
Foreign currency translation
                                ---------------------------------------------------------------------------------------
   adjustment                     --        --         --        (1,122)        --          --         --        (1,122)
Balance at December 31, 1994     1,492      15       32,948      (4,031)     (25,033)     (1,938)      (436)      1,525


Net loss 1995                     --        --         --          --        (31,041)       --         --       (31,041)
Warrants issued                   --        --          360        --           --          --         --           360
Write off of receivable for
   employee stock purchases       --        --         --          --           --          (128)       129           1
Foreign currency translation
   adjustment                     --        --         --          (168)        --          --         --          (168)
                                ---------------------------------------------------------------------------------------
Balance at December 31, 1995     1,492      15       33,308      (4,199)     (56,074)     (2,066)      (307)    (29,323)

Net income 1996                   --        --         --          --          5,174        --         --         5,174
Stock issued                       732       7        2,873        --           --          --         --         2,880
Warrants issued                   --        --          380        --           --          --         --           380
Foreign currency translation
   adjustment                     --        --         --           185         --          --         --           185
                                ---------------------------------------------------------------------------------------

Balance at December 31, 1996     2,224    $ 22     $ 36,561    $ (4,014)    $(50,900)   $ (2,066)    $ (307)   $(20,704)
                                =======================================================================================


           See accompanying notes to consolidated financial statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Note 22)
                  Years ended December 31, 1996, 1995 and 1994
                             (Dollars in thousands)

                                                      1996      1995      1994
                                                    --------  --------  --------
Cash flows from operating activities:
    Net income (loss)                               $ 5,174   (31,041)  (39,995)
    Adjustments to reconcile net income
       (loss) to net cash  provided by
       (used in) operating activities:
          Loss on disposal of discontinued
             operations                                --       3,500      --
          Gain on sale of assets                     (2,264)     --        --
          Gain on extinguishment or refinancing
             of indebtedness                         (3,922)   (1,756)     (913)
          Non-cash financing costs                    2,280     2,698       600
          Deferred income taxes                        --        --      13,955
          Realized gain on litigation settlement       (174)     --        --
          Depreciation and amortization               3,941     7,015     5,580
          Write off of employee notes receivable       --           1        62
          Amortization of discount on convertible
             subordinated debentures                    104       603       442
          Minority interest                             104       102       163
    Changes in operating assets and liabilities:
       Accounts receivable                           (3,408)    1,338     2,598
       Inventories                                    1,555     9,700     8,047
       Prepaid expenses                                (123)     (773)     (328)
       Other assets                                    (743)    1,916      (330)
       Accounts payable, accrued expenses
          and other liabilities                      (1,788)    4,167    10,414
                                                    -------   -------   -------
                  Net cash provided by (used in)
                     operating activities               736    (2,530)      295
                                                    -------   -------   -------

Cash flows from investing activities:
    Proceeds from disposal of assets held
       for sale, net                                  7,393      --        --
    Proceeds from sale of assets                      3,456      --        --
    Capital expenditures, net                          (125)   (1,749)   (1,107)
                                                    -------   -------   -------
                  Net cash provided by (used in)
                     investing activities            10,724    (1,749)   (1,107)
                                                    -------   -------   -------

Cash flows from financing activities:
    Proceeds from long-term debt                      1,343     5,781    24,212
    Repayments of long-term debt                     10,403)   (2,500)  (22,299)
    Proceeds from issuance of common stock             --        --       2,139
    Repayments of notes payable/short-term loans       (337)     --      (1,162)
                                                    -------   -------   -------
                  Net cash provided by (used in)
                     financing activities            (9,397)    3,281     2,890
                                                    -------   -------   -------

Effect of exchange rate changes on cash                (588)     (225)   (1,473)
Increase (decrease) in cash and cash equivalents      1,475    (1,223)      605
Cash and equivalents - beginning of year              1,109     2,332     1,727
                                                    -------   -------   -------

Cash and equivalents - end of year                  $ 2,584     1,109     2,332
                                                    =======   =======   =======


          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1996 and 1995

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

      Concentration of Credit Risk

      Financial   instruments   which   potentially   subject   the  Company  to
          concentrations of credit risk consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit.

      As discussed in Note 19, a substantial portion of the Company's sales are to customers in foreign countries. The Company's credit risk with respect to these customers is mitigated by obtaining letters of credit for a substantial portion of the contract price, and by monitoring credit exposure with each customer. The Company has no other significant customers.

      Cash Equivalents

      The Company considers investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of commercial paper.

      Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market.


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Property, Plant and Equipment

      Property, plant and equipment are carried at cost. Leasehold improvements are amortized over the term of the lease. Depreciation is computed using the straight-line method over the related assets' estimated lives.

      Deferred Computer Software

      Software costs incurred for specific customer contracts are charged to cost of sales at the time revenues on such contracts are recognized. Software development costs relating to products the Company offers for sale are deferred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". These costs are amortized to cost of sales over the periods that the related product will be sold, up to a maximum of four years. Amortization of computer software costs, which all relate to products the Company offers for sale, amounted to approximately $1,551,000, $3,171,000 and $1,847,000 in
          1996, 1995, and 1994, respectively.

      Goodwill

      Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis over 20 to 40 years. At December 31, 1996, $7,136,000 of the goodwill is being amortized over approximately 20 years and $4,419,000 is being amortized over 40 years. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future cash flows from the related businesses.

      Income Taxes

      Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Further, the effects of enacted tax law or rate changes are included in income as part of deferred tax expense or benefit for the period that includes the enactment date (see note 9).

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Earnings (Loss) Per Share

      Earnings  (loss)  per share are based on the  weighted  average  number of shares outstanding and common equivalent shares. The calculation of the weighted average shares for the year ended December 31, 1996, assumes the conversion of the Zero coupon senior subordinated convertible notes which are considered to be a common stock equivalent. Fully diluted earnings per share information is not presented as it is anti-dilutive. All share and per share information have been restated to give effect to the one for five reverse stock split effective August 2, 1996.

      Reclassifications

      Certain   reclassifications   have  been  made  to  conform  prior  years'
          consolidated financial statements to the 1996 presentation.

      Accounting for Stock-Based Compensation

      In 1996, the Company adopted the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro-forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

      Accounting for the Impairment of Long-Lived Assets

      In 1996, the Company adopted the Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The effect of adopting this standard was insignificant.

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

      New Accounting Standard

      On March 3, 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This pronouncement provides for the calculation of Basic and Diluted earnings per share which is different from the current calculation of Primary and Fully Diluted earnings per share in accordance with APB 15. The effect of adopting this new standard is not expected to be material.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)   Liquidity

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company's continuing losses before non-recurring gains and net capital deficiencies combined with the need to refinance or restructure certain existing long-term notes payable beyond January 1998 raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might arise from the outcome of this uncertainty.

      During 1996, the Company  sold  the net assets related to its fiber optics business in March 1996 (Note 4). This sale raised approximately $8 million of cash and the acquiring company assumed approximately $1,400,000 of liabilities. The sale of this business, which in 1995 and prior years sustained significant losses, eliminated a considerable operating cash drain. A majority of the proceeds from the sale were used to pay down a portion of the Company's debt to its senior lender, which in turn reduced ongoing interest costs and provided the Company with working capital through the ability to then restructure its senior debt. In addition, through December 31, 1996, the Company exchanged approximately 94% of its 6% Subordinated Convertible Debt for non-interest bearing notes. This has reduced interest expense by approximately $1,900,000 per year. Furthermore, the Company implemented various management and operational changes in 1996 which have streamlined operations and reduced operating expenses to enhance the Company's ability to attain profitable operations. Management's plans for 1997 include a continuation of the expense reduction and operations consolidation program which began in 1996. For the year ended December 31, 1996, the Company has operating income and positive working capital. Although the Company, during 1996, had adequate cash to fund its operations, there is no assurance that this will continue. The consolidated financial statements for 1996 do not include any adjustments that might arise from any liquidity uncertainty.

      As of December 31, 1996 the Company's long-term debt includes $25,855,000 of Zero coupon convertible subordinated notes (the Notes) which mature on January 2, 1998. At December 31, 1996 the Company does not have sufficient resources to pay the Notes when they come due. The Company will require either financing to enable such payment of this obligation or induce the conversion of the Notes. If the Company is unable to satisfy this obligation, the Company's operations and working capital could be materially and adversely affected.

(3)   Discontinued Operations

      In 1992 the Company sold its network communications business. As a result of an insolvency procedure involving the purchaser of this business, the Company reduced its receivable due from the purchaser of $4,500,000 to $1,000,000 in 1995, and recorded an additional provision for loss on disposal of discontinued operations of $3,500,000.
          Pursuant to the sale of the business out of receivership, the Company's receivable was represented by rights to shares of common stock of the entity which now owns the discontinued operation. In 1996, the Company sold its rights to the shares of this common stock for $3,456,000 and recorded a gain of $2,264,000. The gain represented an adjustment in the estimated value of the shares previously received and accordingly was reflected in continuing operations. As part of an agreement with the Company's senior lender, the net proceeds from the sale were applied to reduce the outstanding principal balance of the Company's term loan.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(4)   Assets Held for Sale

      On March 13, 1996, the Company sold certain assets and the buyer assumed certain liabilities and severance obligations related to the operations of the Company's fiber optics management and component business for $7,893,000, subject to certain adjustments. As of December 31, 1995, in conjunction with this transaction, the Company accrued approximately $700,000 for certain obligations in connection with the closing of its fiber optics facility in Ireland. These obligations were settled during 1996, along with other adjustments related to the sale of the fiber business. The net proceeds approximated the carrying value of the assets held for sale. The difference was recorded as other expenses in the accompanying statement of operations.

      The Company received $6,793,000 at closing of the sale of the fiber business and the remainder was placed into two escrow funds to be released over the next year, subject to certain conditions, including a final valuation of the net assets transferred. As of December 31, 1996, the remainder, $531,000, has remained in escrow and is reported as an "Other receivable" in the accompanying consolidated balance sheet. The proceeds were primarily used to repay long-term debt. As a result of the transaction, the Company recorded a charge to operations in 1995 of $862,000 to write down the net assets sold to net realizable value. Net sales of the fiber optics business approximated $447,000, $6,513,000, and $12,150,000 for 1996, 1995 and 1994,
          respectively.

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


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6)   Inventories

      Inventories consist of the following:
                                                  December 31,
                                              --------------------
                                              1996            1995
                                              ----            ----

             Parts and components          $4,557,000       5,370,000
             Work-in-process                  515,000         849,000
             Finished goods                 2,352,000       2,760,000
                                           ----------       ---------

                                           $7,424,000       8,979,000
                                           ==========       =========

(7)   Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                            December 31
                                        ------------------         Estimated
                                        1996          1995        useful lives
                                        ----          ----        ------------

     Land                             $  246,000      246,000         --
     Buildings                         2,358,000    2,358,000     20-50 years
     Machinery and equipment           8,038,000    8,426,000      5-8 years
     Furniture and fixtures            3,830,000    3,379,000     5-10 years
     Transportation equipment            213,000      240,000       4 years
     Tools and molds                   3,064,000    4,233,000       8 years
     Leasehold improvements              855,000      827,000    Term of lease
                                      ----------   ----------
                                      18,604,000   19,709,000

     Less accumulated depreciation
        and amortization              13,182,000   12,798,000
                                      ----------   ----------

                                      $5,422,000    6,911,000
                                      ==========   ==========

      Total  depreciation  and  amortization  expense  for 1996,  1995 and  1994
          amounted  to  approximately  $1,746,000,   $3,610,000  and $3,242,000,
          respectively.

(8)   Accounts Receivable

      Accounts  receivable  included  approximately  $900,000 and  $1,146,000 at
          December 31, 1996, and 1995, of revenues earned but not yet contractually billable relating to long-term contracts for specialized products. All such amounts at December 31, 1996, are expected to be billed in the subsequent year. The allowance for doubtful accounts receivable was $1,550,000 and $1,251,000 as of December 31, 1996 and 1995 respectively. The allowance for doubtful accounts was increased by provisions of $553,000, $864,000, and $318,000 and decreased by write-offs of $254,000, $198,000, and $144,000 for the years ended December 31, 1996, 1995, and 1994, respectively.


                                                                    (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)   Income Taxes

      Included in income (loss) from continuing operations is income (loss) from foreign operations of $(584,000), $1,272,000 and $(920,000), for 1996,
          1995 and 1994, respectively.

      The provision for income taxes consists of the following:

                           1996               1995                 1994
                           ----               ----                 ----
                     Current  Deferred  Current   Deferred   Current   Deferred
                     -------  --------  -------   --------   -------   --------

Federal             $   --       --     (98,000)     --      800,000  12,670,000
State and foreign    100,000     --     128,000      --      165,000   1,285,000
                    --------   ------  --------    ------   --------  ----------

             Total  $100,000     --      30,000      --      965,000  13,955,000
                    ========    ======  ========   =======   ======== ==========

      A reconciliation of the Company's income tax provision and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes is as follows:

                                               1996       1995         1994
                                               ----       ----         ----

Tax expense (benefit) at
   statutory rate                            $495,000  (9,916,000)  (8,526,000)
Increase (decrease) in income tax
   benefit resulting from:
      Increase (decrease) in
         valuation allowance                 (495,000) 10,103,000   22,219,000
      Benefit of Puerto Rico industrial
          tax exemption                          --          --        813,000
      State and foreign taxes, less
          applicable federal benefits         100,000     132,000      147,000
      Other                                      --      (289,000)     267,000
                                             --------  ----------   ----------

                                             $100,000      30,000   14,920,000
                                             ========  ==========   ==========


      The Company has unused United States tax net operating loss  carryforwards of approximately $70,735,000 expiring at various dates between 2003 and 2011. No tax benefit or expense was apportioned to either the loss from discontinued operations or the extraordinary gains as such amounts are immaterial. In addition, the Company has net operating loss carryforwards arising from acquired companies of approximately $9,878,000. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). The effect of the sale of the Company's fiber optics business (note 4) in March, 1996 on the net operating loss carryforwards and acquired net operating loss carryforwards was not material. In addition, there are capital loss carryforwards of approximately $11,396,000 and investment, research and development and job tax credit carryforwards of approximately $1,300,000 expiring at various dates between 1997 and 2001.


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The Company's net operating loss carryforwards expire in the following years:

                          2003            $   187,000
                          2007             13,062,000
                          2008             17,291,000
                          2009             18,125,000
                          2010             20,634,000
                          2011              1,436,000
                                          -----------

                                          $70,735,000
                                          ===========

      The components of the deferred tax assets and liabilities  as  of December
          31, 1996 and 1995 are as follows:

                                                            1996      1995
   Deferred tax assets:
      Inventory allowances                             $ 2,064,000    4,157,000
      Allowance for doubtful accounts receivable           457,000      359,000
      Benefits of tax loss carryforwards                27,233,000   27,755,000
      Benefit plans                                        869,000    1,593,000
      Alternative minimum taxes                               --        293,000
      Accrued Commissions                                1,043,000         --
      Depreciation                                            --        122,000
      Other                                                128,000       30,000
      Benefits of tax loss carryforwards of
         acquired business                               3,479,000    3,479,000
      Differences between tax basis and book basis
      of net assets of businesses acquired                    --      3,165,000
      Benefit of investment tax credit carryforwards     1,300,000         --
      Benefit of capital loss carryforwards              4,387,000         --
                                                       -----------  -----------

                                                        40,960,000   40,953,000
      Valuation allowance                              (39,444,000) (39,604,000)
                                                       ------------ ------------
                                                         1,516,000    1,349,000
                                                       -----------  -----------
   Deferred tax liabilities:
      Capitalized software costs                        (1,479,000)  (1,349,000)
      Depreciation                                         (37,000)        --
                                                       -----------  -----------
                                                        (1,516,000)  (1,349,000)
                                                       -----------  -----------
                                                       $      --           --
                                                       ===========  ===========


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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The income tax  returns of the  Company and its  subsidiary  operating  in
          Puerto Rico were examined by the IRS for the tax years ended December 31, 1989 and 1988. As a result of this examination, the IRS increased the Puerto Rico subsidiary's taxable income resulting from intercompany transactions, with a corresponding increase in the Company's net operating losses. The settlement amounted to approximately $953,000. During 1994, the Company entered into a structured settlement with the IRS, which was amended in 1996, whereby monthly payments will be made to liquidate the settlement. The amended agreement calls for a financial review by the IRS in November 1997. Aggregate annual amounts payable by the Company, including interest on the unpaid amounts at a current rate of 7%, is $240,000 in 1997. As of December 31, 1996, the Company has made all the required payments through that date under the settlement and approximately $1,000,000 remains outstanding.

(10)  Notes Payable and Short-Term Loans

      The Company has outstanding  $3,084,000 of non-interest  bearing  deferred funding fee notes payable with its senior lender, included in notes payable at December 31, 1996 and 1995, which are due on November 30, 1998 (see Note 11). The Company's Korean subsidiary also has short-term borrowings with banks at December 31, 1996 and 1995 of $31,000 and $368,000, respectively, bearing interest at 11%.

(11)  Long-Term Debt

      On December 31, 1996 and 1995, the Company's long-term debt consisted of senior debt under its credit facility in the amount of $16,835,000 and $26,645,000, respectively. The credit facility is secured by substantially all of the Company's assets. All obligations except undrawn letters of credit, letter of credit guarantees and the deferred fee notes will bear interest at 12%. The Company will incur a fee of 2% on the average balance of undrawn letters of credit and letter of credit guarantees outstanding.


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      As of December 31, 1995, the Company violated certain financial covenants and was in default of its agreement with its senior lender. On March 13, 1996, the Company entered into an agreement to extend its Loan and Security Agreement with its senior lender from November 30, 1996 to November 30, 1998, which also provided for a waiver of all specified events of default. The revised agreement provides for loan principal payments of $250,000 on each of June 30, 1997, September 30, 1997 and December 31, 1997, and $325,000 commencing March 31, 1998 and on the last day of each quarter thereafter during the term of the agreement. Commencing June 30, 1997, the agreement also requires the Company to pay additional principal payments if its cash flow exceeds certain amounts. The March, 1996 amendment also required that certain proceeds from the Company's sale of its fiber optics business (note 4), including $6,793,000 received at closing, the first $100,000 disbursed from escrow to the Company and 50% of any additional amounts disbursed to the Company, be paid to the senior lender. The $6,793,000 received at closing was paid to the senior lender to (i) pay accrued interest through March 31, 1996, (ii) repay a $3,000,000 line of credit and
          (iii) partially repay the principal balance of the term loan. Upon the payment on March 13, 1996, the lender made available to the Company a $2,000,000 revolving line of credit. Simultaneously, and in accordance with the amended agreement, the revolving line of credit maximum amount was reduced from $10,000,000 to $2,000,000 and the maximum available for letters of credit or guarantees was reduced from $8,000,000 to $7,000,000. The outstanding balance of the term loan and revolving line of credit was approximately $20 million and approximately $900,000, respectively, after all the above transactions. In addition, the Company repaid $3,456,000 of term loan from the proceeds of the sale of assets associated with its discontinued Israeli operation (note 3). As of December 31, 1996, the Company's availability under its $2,000,000 revolving line of credit was approximately $700,000.

      Through December 31, 1996,  the Company  incurred the  following  fees, in connection with this credit facility: In 1994, a one-time $2,474,000 deferred funding fee for the revolving line and term loan evidenced by a non-interest bearing promissory note due and payable on November 30, 1998. The Company incurred a $300,000 fee on February 13, 1995, evidenced by a non-interest bearing note due November 30, 1998 and a $310,000 facility fee on November 30, 1995, which amount has been added to the outstanding principal balance of the deferred funding fee note and is also due November 30, 1998. In consideration of the extension of the facility term to November 30, 1998, the agreement requires a monthly facility fee payment of $50,000, commencing
          November  30,  1996,  and  continuing  to the  end  of the  agreement.
          Additionally, in 1994, the Company incurred a $550,000 investment banking fee and attorney and filing fees amounting to approximately $319,000.


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      In connection with the credit facility, in November, 1994 the Company issued warrants to its senior lender to purchase 55,000 shares of common stock, immediately exercisable at $17.20 per share and expiring in November 1999, together with warrants to purchase 27,500 shares of the Company's common stock on the same economic terms that became exercisable on March 13, 1996. In connection with the extended agreement in March 1996, the Company granted additional warrants to the lender to purchase 200,000 shares of common stock at $5 per share that expire in March 2001. All such warrants provide the senior lender demand and "piggyback" registration rights. The value of the warrants, $380,000, was recorded as deferred financing expense and additional paid in capital.

      Financial debt  covenants  include an  interest  coverage  ratio  measured quarterly commencing with the quarter ending June 30, 1996, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of December 31, 1996, the Company was in compliance with the above covenants.

      In connection with an amendment to the credit facility agreement on February 13, 1995, the Company purchased from the senior lender $3.9 million principal amount of its 6% Subordinated Debentures for approximately $2.5 million, including accrued interest. Such payment was financed with funds received from the senior lender as an increase in the term loan. In connection with this transaction, the Company recorded an extraordinary gain on the early extinguishment of the debt of $1,756,000, which gain represented the excess of the book value over the market value of the debt. Moreover, the $782,000 premium paid in excess of the market value of the debt was reflected as additional borrowing costs over the remaining term of the facility.

      Maturities  of  the  Company's  long-term  debt,   including   convertible
          subordinated debentures (exclusive of $2,096,000 which are in default and have not been exchanged as described in note 12 and are classified as a current liability) and notes payable net of current maturities, are as follows:

                             1997         $   750,000
                             1998          45,804,000
                                          -----------

                                          $46,554,000
                                          ===========

(12)  6% Convertible Subordinated Debentures and
      Zero Coupon Senior Subordinated Convertible Notes

      As of December 31, 1996 and 1995 the Company had outstanding $2,096,000 and $32,224,000 of its 6% convertible Subordinated Debentures due July 1, 2002 (the Debentures), net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $209,000 and $3,851,000, respectively. The face amount of the outstanding Debentures was $2,305,000 and $36,075,000 at December 31, 1996 and 1995, respectively. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into Common Stock of the Company at a conversion rate of 8.333 shares for each $1,000 principal amount at maturity of Debentures, subject to adjustment under certain circumstances.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

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

      Interest on the Debentures is payable on July 1 of each year. The interest accrued as of December 31, 1996 and 1995 amounted to $387,000 and $3,244,000, respectively. As of December 31, 1996 the Company is in default under the interest payment provisions of the Debentures.

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

      The unsecured Notes do not bear interest and there are no sinking fund requirements. Each Note is convertible into common stock at a conversion price of $6.55. Accordingly, in addition to the 699,855 maximum common shares issuable from the exchange of the Debentures, the maximum number of common shares that could be issued upon conversion, if all Debentures are exchanged, is 4,225,600. The Notes are redeemable at the option of the Company at 90.32% of the principal balance increasing periodically to 100% of the principal balance on November 1, 1997.

      Subsequent to December 31, 1995 and through  March 22,  1996,  the Company exchanged approximately $28,725,000 principal amount of the Debentures, net of unamortized discount of $3,065,000, for 557,265 shares of the Company's common stock and $22,038,000 principal amount of Notes pursuant to the Exchange Offer. Accordingly, the Debentures exchanged, which were outstanding at December 31, 1995, were classified as a long-term liability, consistent with the payment terms of the Notes. Since the remaining principal amount of $7,350,000 with a carrying value of $6,564,000 of Debentures not exchanged were in default, such debt was classified as a current liability at December 31, 1995.

      As of December 31, 1996, the Company had exchanged approximately $33,770,000 principal amount of the Debentures, net of related unamortized discount and accrued interest expense, for 655,000 shares of stock and $25,909,000 of Notes. This represents 94% of the outstanding balance of the 6% Debentures prior to any conversion to the Notes. In addition, as of December 31, 1996, $24,000 of Notes have been converted, at the option of the holder and in accordance with the conversion rights of the Notes, for 3,639 shares of stock. As of December 31, 1996 $25,885,000 Notes are outstanding net of such conversions.


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The exchange of the Debentures for the Notes and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. Since the future principal and interest payments under the Notes is less than the carrying value of the Debentures, the Notes were recorded for the amount of the future cash payments, and not discounted, the common stock issued was recorded at the market value at the time of issuance, and an extraordinary gain on restructuring of approximately $3,922,000 was recorded.
          Accordingly, no future interest expense will be recorded on the Notes.

(13)  Leases

      At December 31, 1996, the Company and its subsidiaries leased manufacturing and administrative facilities, equipment and automobiles under a number of operating leases. The Company is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 1996, 1995, and 1994 amounted to approximately $871,000, $1,277,000 and $1,397,000, respectively.
          Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

                                1997         $ 526,000
                                1998           343,000
                                1999           102,000
                                2000             8,000
                                2001                 0


(14)  Incentive Plans

      Under the Company's 1984 Employee Incentive Plan, the Company provided an opportunity to acquire subordinated convertible debentures to certain employees of the Company and its subsidiaries. This plan was suspended when the Company's stockholders approved the Company's 1986 Stock Option Plan. As of December 31, 1996, there is $307,000 of employee promissory notes receivable outstanding, of which the maturity date has been extended to April 1997. During 1995, the Company wrote off $128,000 of notes receivable and took possession of the related shares held as collateral. Accordingly, treasury stock account has been increased by the amount of such write-off.

      In 1986, the stockholders of the Company approved the Company's 1986 Stock Incentive Plan (1986 Plan), which expired in March 1996, although options granted prior to the expiration date remain in effect in accordance with their terms. Options granted under the 1986 Plan may be incentive stock options, as defined in the Internal Revenue Code, or options which are not incentive stock options. The exercise price for all options granted was equal to the fair market value at the date of grant.


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      In 1996, the stockholders of the Company approved the Company's 1996 Stock Incentive Plan (1996 Plan), which is authorized for 100,000 shares of Common Stock. Incentive stock options cannot be issued subsequent to ten years from the date the Plan was approved. Options under the 1996 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternative members of the stock option committee are not eligible for options under the 1996 Plan. In addition, the Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 2,000 shares on May 1st of each year commencing May 1, 1996, based upon the average closing price of the last ten trading days of April of each year.

      The Company  applies  APB  Opinion  25,  "Accounting  for Stock  Issued to
          Employees". and related Interpretations in accounting for the 1996 and 1986 Plans. Under APB 25, for options granted to employees at exercise prices equal to fair market value of the underlying common stock at the date of grant, no compensation cost is recognized.

      Statement of  Financial  Accounting  Standard  No.  123,  "Accounting  for
          Stock-Based Compensation" ("SFAS No.123") requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No.123. Such pro forma information has not been presented because management has determined that the compensation costs associated with options granted in 1996 and 1995 are not material to net income or net income per share.

      A summary of the status of the Company's 1986 stock option plan as of December 31, 1996, 1995, and 1994, and changes during the years ending on those dates is presented below:

                                     1996                     1995                      1994
                            ------------------------   -----------------------  ----------------------
                            Shares    Weighted         Shares   Weighted        Shares  Weighted
                            Under     Average          Under    Average         Under   Average
                            Option    Exercise Price   Option   Exercise Price  Option  Exercise Price
                            ------    --------------   ------   --------------  ------  --------------

Outstanding beginning
   of the year              56,360       $58           80,775       $63         80,330      $63

Granted                       --                        6,000         5          2,000       49
Exercised                     --                         --                       (200)      37
Forfeited                  (39,963)       58          (30,415)       63         (1,355)      76
                           -------                    -------                   ------

Outstanding end of year     16,397        57           50,360        58         80,775       63
                           =======                    =======                   ======

Options exercisable
   at year-end              16,397                     50,360                   55,575
                           =======                    =======                   ======


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table summarizes information about stock options outstanding under the 1986 Plan at December 31, 1996:

                              Options Outstanding                      Options Exercisable
                 -----------------------------------------------   -----------------------------
Range of         Outstanding  Remaining         Weighted-average   Exercisable  Weighted-Average
Exercise Prices  at 12/31/96  Contractual Life  Exercise Price     at 12/31/96  Exercise Price
---------------  -----------  ----------------  ----------------   -----------  ----------------

$ 5 to   25         3,000          5.8 years          $ 5             3,000          $ 5
 25 to   50             5           .1                 38                 5           38
 50 to   75        10,595          2.7                 65            10,595           65
 75 to  100         2,797          2.3                 86             2,797           86
                   ------                                            ------

$ 5 to  100        16,397          3.2                 58            16,397           58
                   ======                                            ======

      A summary of the status of the Company's 1996 stock option plan as of December 31, 1996, and changes during the year is presented below:

                                                          1996
                                                  --------------------------
                                                  Shares      Weighted
                                                  Under       Average
                                                  Option      Exercise Price
                                                  ------      --------------

          Outstanding beginning of the year          -0-        $  0.00

          Granted                                 79,448           2.45
          Exercised                                 --
          Forfeited                                 --
                                                  ------

          Outstanding end of year                 79,448           2.45
                                                  ======

          Options exercisable at year-end         63,050
                                                  ======

      The following table summarizes information about stock options outstanding under the 1996 Plan at December 31, 1996:

                              Options Outstanding                      Options Exercisable
                 ------------------------------------------------  -----------------------------
Range of         Outstanding   Remaining         Weighted-average  Exercisable  Weighted-Average
Exercise Prices  at 12/31/96   Contractual Life  Exercise Price    at 12/31/96  Exercise Price
---------------  -----------   ----------------  ----------------  -----------  ----------------

$ 1 to 5           79,448         5.7 years          $ 2.45           63,050        $ 2.57
                   ======                                             ======

(15)  Employee Benefit Plans

      The Company has deferred compensation agreements with certain officers and employees, with benefits commencing at retirement equal to 50% of the employee's base salary, as defined. Payments under the agreements will be made for a period of fifteen years following the earlier of attainment of age 65 or death. During 1996, 1995 and 1994, the Company accrued approximately $180,000, $203,000 and $191,000, respectively, under these agreements.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      In 1986, the Company established the Porta Systems Corp. 401(k) Savings Plan (Savings Plan) for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. The Company will match a participant's contribution by an amount equal to 25% and 75% in 1996 and 1995, respectively, of the first six percent contributed by the participant. A participant is 100% vested in the balance to his credit. For the years ended December 31, 1996, 1995 and 1994, the Company's contribution amounted to $90,000, $379,000 and $417,000, respectively.

      The Company does not provide any other post-retirement benefits to any of its employees.

(16)  Stockholders' Equity

      On June 6, 1996, the stockholders of the Company approved (a) an amendment to the Company's certificate of incorporation to increase the number of authorized shares of Common Stock from 20,000,000 to 40,000,000 shares and (b) a one-for-five reverse split (the "Reverse Split") of the Company's common stock. As a result of the Reverse Split, each share of common stock outstanding at the effective time of the Reverse Split, without any action on the part of the holder thereof, became one-fifth share of common stock. The par value of the common stock was not affected by the Reverse Split. In conjunction with the Reverse Split, the Company has reclassified approximately $84,000 from common stock to additional paid-in capital. All share and per share data have been restated to give effect to the Reverse Split.

      As of December 31, 1996, the Company has outstanding warrants to purchase 27,000 shares of Common Stock to certain consultants as partial remuneration for services provided during 1993. Such warrants to purchase shares were issued at an exercise price approximating the fair market value at the date of grant of $33.10 per share and expire in August 1998.

      During 1996, the Company  settled its previously  disclosed  class action.
          The settlement includes a cash payment by the Company's insurers and issuance by the Company of 220,000 shares of its common stock. As of December 31, 1996, approximately 73,000 shares have been issued pursuant to such settlement. The remaining liability of $773,000 is included in accrued expenses.

      During 1994, the Company issued warrants to purchase 82,500 shares of common stock at an exercise price of $17.20 per share to its senior lender that expire in November, 1999, and warrants to purchase 53,000 shares of common stock at an exercise price of $17.50 per share to its former lenders in return for a discount with respect to the repayment of its debt. In connection with the issuance of these warrants, the Company recorded deferred financing costs of $360,000 and an expense of $600,000, respectively. In March 1996, the Company, in connection with an agreement to amend and extend certain long-term debt, issued warrants to purchase 200,000 shares of common stock at an exercise price of $5.00 per share that expire March, 2001 (note 11). As of December 31, 1996, all warrants issued to lenders are exercisable.


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(17)  Stockholder Rights Plan

      The Company has adopted a Stockholder Rights Plan in which preferred stock purchase rights were distributed to stockholders as a dividend at the rate of one right for each common share. Each right entitles the holder to buy from the Company one one-hundredth of a newly issued share of Series A junior participating preferred stock at an exercise price of $175.00 per right.

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

(18)  Fair Values of Financial Instruments

      Cashequivalents, accounts receivable, accounts and notes payable, accrued expenses and short-term loans are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

      The carrying amount of the Company's long-term debt approximates fair value as the extension of the Loan and Security Agreement was re-negotiated on March 13, 1996 with similar terms to those that existed at December 31, 1996.

      Due to the inherent uncertainty regarding the conversion of the Zero coupon convertible subordinated notes or their status at maturity as discussed in Note 2, it is impractical to estimate the fair value of this financial instrument.


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The carrying amount and estimated fair value of the Company's additional financial instruments are summarized as follows:

                                    December 31, 1996       December 31, 1995
                                  ---------------------    ---------------------
                                  Carrying   Estimated     Carrying   Estimated
                                  amount     fair value    amount     fair value
                                  --------   ----------    --------   ----------

   Receivable from sale of
      discontinued operations    $     --          --      1,000,000   1,370,000
                                 ==========     =======   ==========  ==========
   6% Convertible subordinated
      debentures                 $2,096,000     511,000   32,224,000  12,626,000
                                 ==========     =======   ==========  ==========


      The estimated fair value of the receivable from the sale of discontinued operations is based upon the quoted market price of the shares of common stock collateralizing the receivable. Management's estimated fair value of the 6% convertible subordinated debentures is based on estimated market prices of the Company's common stock as of December 31, 1996 assuming conversion as 94% of the 6% debentures holders have elected to convert.

(19)  Major Customers

      Consolidated  sales  made  to  a  Korean  telephone  company  amounted  to
          $4,749,000,   $7,651,000  and  $9,599,000  in  1996,  1995  and  1994,
          respectively. Sales made to a United Kingdom telephone company in 1996, 1995 and 1994 amounted to $11,308,000, $17,252,000 and
          $11,566,000, respectively. Sales made to a Philippine telephone company amounted to $7,034,000, $581,000 and $9,000 in 1996, 1995 and
          1994, respectively. Sales made to a Czech Republic telephone company in 1996, 1995 and 1994 amounted to $3,116,000, $1,997,000 and $22,000, respectively Sales made to a Mexican telephone company in 1996, 1995 and 1994 amounted to $0, $41,000 and $4,987,000, respectively. Approximately 33% and 28% of the Company's accounts receivable are due from the above customers as of December 31, 1996 and 1995, respectively.

(20)  Contingencies

      At December 31, 1996, the Company was contingently liable for outstanding letters of credit aggregating approximately $5,880,000 as security for the performance of certain long-term contracts and the borrowing from a bank of its Korean subsidiary.

      The Company is a party to various lawsuits arising out of the ordinary conduct of its business. Management believes that the settlement of these matters will not have a materially adverse effect on the financial position of the Company.



                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(21)  Legal Matters

      In July 1996, an action was commenced against the Company and certain present and former directors in the Supreme Court of the State of New York, New York County by certain stockholders and warrant holders of the Company who acquired their securities in connection with the acquisition by the Company of Aster Corporation. The complaint alleges breach of contract against the Company and breach of fiduciary duty against the directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $413,000; however, counsel for the plaintiff have advised the Company that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. The Company believes that the defendants have valid defenses to the claims. Discovery is proceeding.

      In July 1996, the Securities and Exchange Commission (the "SEC") issued an order (the "Order") directing a private investigation of the Company to determine whether there has been a violation of Federal securities laws. The SEC indicated to counsel for the Company that the investigation relates to the position of the SEC staff that the independence of the Company's auditors for 1995, KPMG Peat Marwick LLP ("Peat Marwick"), was adversely impacted by certain relationships involving Peat Marwick, on one hand, and KPMG BayMark Strategies LLC ("BayMark") and Edward R. Olson, the President of BayMark and the Company's former interim president and chief operating officer, on the other hand. Although the Company does not agree with the position of the SEC staff with respect to the independence of Peat Marwick, the Company is cooperating with the SEC's investigation. The Company retained BDO Seidman, LLP to reaudit the Company's 1995 financial statements, which reaudit resulted in no changes to the Company's 1995 financial statements as audited by Peat Marwick. The Company does not believe that the investigation will result in any material liability on the part of the Company.

(22)  Cash Flow Information

      (1) Supplemental cash flow information for the years ended December 31, is as follows:

                                                 1996     1995     1994
                                                 ----     ----     ----

          Cash paid for interest               $ 2,751    2,915    4,196
                                               =======    =====    =====

          Cash paid for income taxes           $   105       73      128
                                               =======    =====    =====


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      (2) Non cash transactions:

          (i) During 1996, the Company exchanged approximately $33,770,000 principal amount of its 6% convertible subordinated debentures, net of unamortized discount and accrued interest, for 655,000 shares of Common stock and $25,909,000 of Zero coupon convertible subordinated notes (see Note 12).

          (ii) During 1996, the Company issued 3,600 shares of common stock as a result of the conversion of Zero coupon convertible notes (see Note
          12).

          (iii) During 1996, the Company issued 73,000 shares of common stock to satisfy a portion of the final settlement of a previously disclosed class action lawsuit (see Notes 16).

          (iv) In connection with the Company's March 1996 amendment to its credit facility, the Company granted its senior lender warrants to purchase 200,000 shares of common stock (see Note 11). The value of the warrants were recorded as deferred financing expense and additional paid in capital.

(23)  Segment Disclosure

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



                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Concluded

          Geographic area data for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                            1996          1995          1994
                                            ----          ----          ----
Sales made from:
   United States to:
      U.S. customers                    $17,644,000    16,445,000    23,831,000
      Foreign customers                  18,418,000    12,875,000    11,069,000
      Intercompany                       16,726,000    14,849,000    25,102,000
                                        -----------   -----------   -----------

                                         52,788,000    44,169,000    60,002,000
                                        -----------   -----------   -----------

Korea-to customers                        4,749,000     7,651,000     9,599,000
                                        -----------   -----------   -----------

Europe-to customers                      17,176,000    24,174,000    19,847,000
Intercompany                              3,228,000     3,735,000       690,000
                                        -----------   -----------   -----------
                                         20,404,000    27,909,000    20,537,000

Other-to customers                                -        36,000     4,639,000
Intercompany                              1,878,000     2,410,000     3,796,000
                                        -----------   -----------   -----------

                                          1,878,000     2,446,000     8,435,000
                                        -----------   -----------   -----------

Intercompany eliminations               (21,832,000)  (20,994,000)  (29,588,000)
                                        ------------  ------------  -----------

Consolidated sales                      $57,987,000    61,181,000    68,985,000
                                        ===========   ===========   ===========

Operating income (loss)
   United States                          4,310,000   (22,549,000)  (16,621,000)
   Europe                                  (666,000)    2,279,000    (1,465,000)
   Korea                                    236,000       288,000       387,000
   Other                                    102,000        98,000       158,000
                                        -----------   -----------   -----------

Consolidated operating income (loss)    $ 3,982,000   (19,884,000)  (17,541,000)
                                        ===========   ===========   ===========

Identifiable assets:
   United States                         33,993,000    39,600,000    63,200,000
   Europe                                 9,182,000    11,414,000    10,505,000
   Korea                                  2,324,000     2,540,000     2,491,000
   Other                                    544,000       623,000     1,248,000
                                        -----------   -----------   -----------

Consolidated identifiable assets         46,043,000    54,177,000    77,444,000

Corporate assets                          4,615,000     6,414,000     7,519,000
                                        -----------   -----------   -----------

Consolidated total assets               $50,658,000    60,591,000    84,963,000
                                        ===========   ===========   ===========