Form 10-Q
period 1997-03-31
PORTA SYSTEMS CORP
filed 1997-05-09
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________
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

Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

        Common stock (par value $0.01) 2,191,702 shares as of May 5, 1997


                               Page 1 of 11 pages

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                                        March 31,   December 31,
                                                          1997         1996
                                                        --------     --------
                    Assets                            (Unaudited)
Current assets:
  Cash and cash equivalents                             $  4,968     $  2,584
  Accounts receivable - trade, less
   allowance for doubtful accounts                        11,509       16,034
  Inventories                                              6,898        7,424
  Prepaid expenses                                           754          782
  Other receivable                                           254          531
                                                        --------     --------
         Total current assets                             24,383       27,355
                                                        --------     --------
   Property, plant and equipment, net                      5,019        5,422
   Deferred computer software, net                         1,406        1,676
   Goodwill, net                                          11,443       11,555
   Other assets                                            4,106        4,650
                                                        --------     --------
         Total assets                                   $ 46,357     $ 50,658
                                                        ========     ========

      Liabilities and Stockholders' Deficit
Current liabilities:
   Convertible subordinated debentures                  $  2,079     $  2,096
   Zero coupon senior subordinated convertible notes      25,908         --
   Current portion of long-term debt                       1,000          750
   Accounts payable                                        3,686        6,056
   Accrued expenses                                        8,761        9,004
   Accrued interest payable                                  657          583
   Accrued commissions                                     2,110        2,708
   Accrued deferred compensation                           1,140        1,232
   Income taxes payable                                      780          780
   Short-term loans                                           47           31
                                                        --------     --------
         Total current liabilities                        46,168       23,240
                                                        --------     --------

Long-term debt                                            16,470       16,835
Zero coupon senior subordinated convertible notes           --         25,885
Notes payable net of current maturities                    3,084        3,084
Income taxes payable                                         802          802
Other long-term liabilities                                  484          653
Minority interest                                            788          863
                                                        --------     --------
         Total long-term liabilities                      21,628       48,122
Stockholders' deficit:
   Preferred stock, no par value; authorized
    1,000,000 shares, none issued                           --           --
   Common stock, par value $.01; authorized
    40,000,000 shares, issued 2,224,490 and
    2,223,861 shares at March 31, 1997 and
    December 31, 1996, respectively                           22           22
   Additional paid-in capital                             36,562       36,561
   Foreign currency translation adjustment                (4,356)      (4,014)
   Accumulated deficit                                   (51,294)     (50,900)
                                                        --------     --------
                                                         (19,066)     (18,331)
   Treasury stock, at cost                                (2,066)      (2,066)
   Receivable for employee stock purchases                  (307)        (307)
                                                        --------     --------
         Total stockholders' deficit                     (21,439)     (20,704)
                                                        --------     --------
         Total liabilities and stockholders' deficit    $ 46,357     $ 50,658
                                                        ========     ========


          See accompanying notes to consolidated financial statements.
                               Page 2 of 11 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                           Three Months Ended
                                                         ----------------------
                                                         March 31,     March 31,
                                                            1997          1996
                                                         --------      --------

Sales                                                    $ 12,480      $ 13,221
Cost of sales                                               8,466         8,883
                                                         --------      --------
  Gross profit                                              4,014         4,338

Selling, general and administrative expenses                2,587         3,412
Research and development expenses                           1,151           871
                                                         --------      --------
    Total expenses                                          3,738         4,283
                                                         --------      --------

    Operating income                                          276            55

Interest expense                                             (916)       (2,178)
Interest income                                                42             9
Other                                                         135          (151)
                                                         --------      --------
    Loss before income taxes, minority interest
    and extraordinary gain                                   (463)       (2,265)

Income tax expense                                            (14)          (13)
Minority interest                                              75           110
                                                         --------      --------
    Loss before extraordinary gain                           (402)       (2,168)

Extraordinary gain                                              8         3,033
                                                         --------      --------
Net income (loss)                                        $   (394)     $    865
                                                         ========      ========
Per share data:

    Loss before extraordinary gain                       $  (0.06)     $  (0.80)
    Extraordinary gain                                       0.00          1.15
                                                         --------      --------
     Net income (loss)                                   $  (0.06)     $   0.35
                                                         ========      ========
    Weighted average shares outstanding                     6,142         2,625
                                                         ========      ========


     See accompanying notes to unaudited consolidated financial statements.
                               Page 3 of 11 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                            Three Months Ended
                                                            -------------------
                                                            March 31,  March 31,
                                                              1997        1996
                                                            -------     -------
Cash flows from operating activities:
   Net income (loss)                                        $  (394)    $   865
   Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
       Extraordinary gain                                        (8)     (3,033)
       Non-cash financing expenses                              241       1,109
       Depreciation and amortization                            802       1,005
       Amortization of discount on convertible
        subordinated debentures                                  10          31
       Minority interest                                        (75)       (110)
   Changes in assets and liabilities:
       Accounts receivable                                    4,525        (359)
       Inventories                                              802       1,077
       Prepaid expenses                                          28        (171)
       Other receivables                                       (223)       --
       Deferred computer software                               (13)        (33)
       Other assets                                             406        (587)
       Accounts payable, accrued expenses
        and other liabilities                                (3,393)     (1,261)
                                                            -------     -------
            Net cash provided by (used in)
             operating activities                             2,708      (1,467)

   Cash flows from investing activities:
       Proceeds from disposal of assets
        held for sale, net                                      500       6,793
       Capital expenditures                                     (27)       (159)
                                                            -------     -------
            Net cash provided by investing activities           473       6,634
                                                            -------     -------
   Cash flows from financing activities:
       Proceeds from long-term debt                             254       1,250
       Repayments of long-term debt                            (369)     (6,503)
       Proceeds from (repayments of) short term loans            16         (43)
                                                            -------     -------
            Net cash used in financing activities               (99)     (5,296)
                                                            -------     -------
   Effect of exchange rates on cash                            (698)        332
                                                            -------     -------
   Increase in cash and cash equivalents                      2,384         203

   Cash and equivalents - beginning of the year               2,584       1,109
                                                            -------     -------
   Cash and equivalents - end of the period                 $ 4,968     $ 1,312
                                                            =======     =======
   Supplemental cash flow disclosure:
       Cash paid for interest expense                       $   782     $   833
                                                            =======     =======
       Cash paid for income taxes                           $    34     $     6
                                                            =======     =======


     See accompanying notes to unaudited consolidated financial statements.
                               Page 4 of 11 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

     Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended
December 31, 1996. Results for the first three months of 1997 are not necessarily indicative of results for the year.

Note 2: Inventories

     Inventories are valued at the lower of cost or market. Inventory costs at March 31, 1997 have been computed using a standard cost system. The composition of inventories at the end of the respective periods is as follows:

                                          March 31, 1997    December 31,1996
                                          --------------    ----------------
                                                   (in thousands)
     Parts and components                    $4,796               $4,557
     Work-in-process                            764                  515
     Finished goods                           1,338                2,352
                                             ------               ------
                                             $6,898               $7,424
                                             ======               ======

Note 3: Long-Term Contracts

     Accounts receivable include approximately $900,000 at March 31, 1997 in excess costs and related profits over amounts billed relating to long-term contracts under which the Company provides specialized products to major international customers. Substantially all such amounts are expected to be billed during the remainder of 1997.

Note 4: 6% Convertible Subordinated Debentures and
        Zero Coupon Senior Subordinated Convertible Notes

     As of March 31, 1997, the Company had outstanding $2,079,000 of its 6% convertible Subordinated Debentures due July 1, 2002 (the Debentures), net of original issue discount amortized to principal over the term of the debt using the effective interest rate method, of $196,000. The face amount of the outstanding Debentures was $2,275,000 at March 31, 1997.

     Interest on the Debentures is payable on July 1 of each year. The interest accrued as of March 31, 1997 amounted to $458,000. As of March 31, 1997 the Company is in default under the provisions of the Debentures.


                               Page 5 of 11 pages

Note 4: 6% Convertible Subordinated Debentures and
        Zero Coupon Senior Subordinated Convertible Notes (continued)

     As of March 31, 1997, the Company had exchanged approximately $33,800,000 principal amount of the Debentures, net of unamortized discount and accrued interest expense for 655,720 shares of the Company's common stock and $25,932,000 of Notes. As of March 31, 1997 $25,908,000 Notes are outstanding after the conversion of 24,000 shares to common stock.

     The exchange of the Debentures for the Notes and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. Since the future principal and interest payments under the Notes is less than the carrying value of the Debentures, the Notes were recorded for the amount of the future cash payments, and not discounted. In addition, no future interest expense will be recorded on the exchanged Notes. As a result of the exchange, the Company recognized an extraordinary gain of $8,000 and $3,033,000 for the three months ended March 31, 1997 and 1996, receptively.

Note 5: Long-Term Debt

     On March 31, 1997, the Company's long-term debt consisted of senior debt under its credit facility in the amount of $17,470,000. The credit facility is secured by substantially all of the Company's assets. All obligations except undrawn letters of credit, letter of credit guarantees and the deferred fee notes bear interest at 12%. The Company incurs a fee of 2% on the average balance of undrawn letters of credit and letter of credit guarantees outstanding. In addition, the Company is obligated to pay a monthly facility fee of $50,000 and the loan agreement requires a minimum quarterly amortized payment of $250,000 commencing for the quarter ending June 30, 1997.

     Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of March 31,1997, the Company is in compliance with the above covenants.


                               Page 6 of 11 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                      Three Months Ended
                                                            March 31,
                                                      -------------------
                                                      1997           1996
                                                      ----           ----
Sales                                                  100%           100%
Cost of Sales                                           68%            67%
Gross Profit                                            32%            33%
Selling, general and administrative expenses            21%            26%
Research and development expenses                        9%             7%
  Operating income                                       2%             0%
Interest expense - net                                  (7%)          (16%)
Other                                                    1%            (1%)
Minority interest                                        1%             1%
Extraordinary item                                       0%            23%
Net income (loss)                                       (3%)            7%

     The Company's sales by product line for the periods ended March 31, 1997 and 1996 are as follows:

                                                       Three Months Ended
                                                            March 31,
                                               --------------------------------
                                                     1997              1996
                                               --------------    --------------

Line connection/protection equipment*          $  6,795    54%   $  5,797    44%
OSS equipment                                     3,992    32%      5,900    44%
Signal Processing                                 1,603    13%      1,437    11%
Other                                                90     1%         87     1%
                                               --------------    --------------
                                               $ 12,480   100%   $ 13,221   100%
                                               ==============    ==============

* Includes sales of fiber optics products of $0 and $452,000 for the quarter ended March 31, 1997 and 1996, respectively.


                               Page 7 of 11 pages

Liquidity and Capital Resources

     As of March 31, 1997, the Company continues to incur net losses before extraordinary gains. The Company will be required to refinance or restructure certain existing notes payable which become due on January 2, 1998 as discussed in the following paragraph. This factor continues to raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, the unaudited consolidated financial statements do not include any adjustments that might result from the inability of the Company to refinance or restructure such notes.

     At March 31, 1997 the Company had cash and cash equivalents of $4,986,000 compared with $2,584,000 at December 31, 1996. The Company's working capital deficit at March 31, 1997 was $21,785,000, compared to working capital of $4,100,000 at December 31, 1996. At March 31, 1997, $25,908,000 of Zero coupon convertible subordinated notes (the Notes), which are due on January 2, 1998, are classified as current liabilities. At March 31, 1997 the Company does not have sufficient resources to pay the Notes when they mature and it is likely that it cannot generate such cash from its operations or from its existing credit facilities. Although the Company is seeking to refinance or restructure the Notes, no assurance can be given that it will be successful in these efforts. If the Company is unable to refinance or restructure the Notes or the holders of the Notes do not convert such Notes to common stock, the Company's liquidity may be severely impaired and the Company's business may be materially and adversely affected.

     At March 31, 1997, the Company's long-term debt to its senior secured lender, Foothill Capital Corporation ("Foothill"), consisted of a credit facility in the amount of $17,470,000 of which approximately $15,900,000 and $1,500,000 relates to the term loan and the revolving line of credit, respectively. The agreement provides for loan principal payments of $750,000 in 1997 and requires the Company to pay additional principal payments if certain "adjusted cash flow amounts", as defined, exceed certain amounts. In addition, the Company is obligated to pay a monthly facility fee of $50,000. As of March 31, 1997, the Company's availability under its $2,000,000 revolving line of credit is approximately $500,000.

     As of March 31, 1997, the Company had remaining outstanding $2,079,000 of its 6% Debentures, net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $196,000. The face amount of the outstanding Debentures was $2,275,000.

     Interest on the 6% debentures is payable on July 1 of each year. The interest accrued as of March 31, 1997 amounted to $458,000. As of March 31, 1996 the Company is in default under the provisions of the Debentures. Accordingly, such debt has been classified as a current liability at March 31, 1997.


                               Page 8 of 11 pages

Results of Operations

     The Company's sales for the quarter ended March 31, 1997 were $12,480,000 which decreased by $741,000 (6%) compared to the quarter ended March 31, 1995 of $13,221,000. Sales of line connection/protection equipment increased by $998,000 from $5,797,000 for the 1996 quarter to $6,795,000 for the 1997 quarter. Within this product line, sales of copper products increased $1,450,000 (27%). As a result of the sale of the fiber optics business unit, the Company had no sales of fiber optic products at March 31, 1997 compared to $452,000 during the same quarter of 1996. OSS sales decreased by $1,908,000 (32%) from $5,900,000 for the quarter ended March 31,1996 to $3,992,000 for the quarter ended March 31,1997. Signal processing sales increased for the quarter ended March 31, 1997 by $166,000 from $1,437,000 in the 1996 quarter compared to $1,603,000 in the 1997 quarter. The increased sales relating the line connection/protection and signal processing units resulted from the availability of funds which enabled to Company to procure materials which was lacking during the first quarter of 1996. These funds were made available as a result of the March 1996 amended agreement with Foothill. The decline in the OSS sales primarily resulted from delays of the installation of several OSS systems.

     Cost of sales for the quarter ended March 31, 1997, as a percentage of sales, increased from the quarter ended March 31, 1996 from 67% to 68%. This slight increase reflects the change in the product mix and certain fixed expenses associated with the OSS business.

     Selling, general and administration expenses decreased by $825,000 (34%) from $3,412,000 to $2,587,000. This reduction reflects the Company's efforts to reduce costs and expenses, and the elimination of the expenses as related to the fiber optics business unit.

     Research and development expenses increased by $271,000 (31%) from $871,000 to $1,142,000. This increase in research and development expenses results from the Company's efforts develop new products, primarily related to the OSS business.

     As a result of the foregoing, the Company had operating income of $276,000 for the quarter ended March 31, 1997, as compared to operating income of $55,000 for the quarter ended March 31, 1996. Operating income for the first quarter of 1996 was negatively affected by the fiber optics operation which was sold in March 1996.

     Interest expense decreased by $1,262,000 from $2,178,000 in 1996 to $916,000 in 1997. This change is attributable primarily to a decrease in interest expense related to the exchange of the Company's 6% Convertible Subordinated Debentures and reduced borrowing due to the repayments to our senior lender. In addition, during the quarter ended March 31, 1996, the Company incurred additional interest expense as a result of the recognition in that period of certain deferred borrowing costs related to its loans from its senior lender.

     The Company incurred a loss before extraordinary gains of $402,000 and $2,168,000 for the quarter ended March 31, 1997 and 1996, receptively. Primarily, the reduction in the loss reflects the elimination of the expenses as related to the fiber optics business and the reduction of interest expense.


                               Page 9 of 11 pages

     In the first quarter ended March 31, 1997 and 1996, respectively, the Company recorded an $8,000 and $3,033,000 gain from the early extingushment its 6% Convertible Subordinated Debt as a result of the exchange of the 6% Debt for Zero Coupon Notes and common stock.

     As the result of the foregoing, the Company generated a net loss of $394,000, $0.06 per share, for the quarter ended March 31, 1997 versus net income of $865,000, $0.07 per share, for the quarter ended March 31, 1996. The calculation of the weighted average shares, for the quarter ended March 31, 1997 and 1996, assumes the conversion of the Notes which are considered to be a common stock equivalent.


                               Page 10 of 11 pages

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PORTA SYSTEMS CORP.

     Dated May 8, 1997                           By /s/William V. Carney
                                                    --------------------
                                                    William V. Carney
                                                    Chairman of the Board

     Dated May 8, 1997                           By /s/Edward B. Kornfeld
                                                    ---------------------
                                                    Edward B. Kornfeld
                                                    Senior Vice President
                                                    and Chief Financial Officer


                               Page 11 of 11 pages