Form 10-Q
period 1997-06-30
PORTA SYSTEMS CORP
filed 1997-08-13
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______________to______________

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

Common Stock (par value $0.01) 2,191,896 shares as of August 7, 1997


                               Page 1 of 13 pages

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                                         June 30,   December 31,
                                                           1997        1996
                                                         --------    --------
                              Assets                    (Unaudited)
Current assets:
  Cash and cash equivalents                              $  4,277    $  2,584
  Accounts receivable, net                                 15,852      16,034
  Inventories                                               8,561       7,424
  Prepaid expenses                                            663         782
  Other receivable                                           --           531
                                                         --------    --------
               Total current assets                        29,353      27,355
                                                         --------    --------
   Property, plant and equipment, net                       4,935       5,422
   Deferred computer software, net                          1,122       1,676
   Goodwill, net                                           11,330      11,555
   Other assets                                             3,658       4,650
                                                         --------    --------
               Total assets                              $ 50,398    $ 50,658
                                                         ========    ========

           Liabilities and Stockholders' Deficit

Current liabilities:
   Convertible subordinated debentures                   $  2,079    $  2,096
   Zero coupon senior subordinated convertible notes       25,916        --
   Current portion of senior debt                           1,922         750
   Accounts payable                                         6,309       6,056
   Accrued expenses                                         9,047       9,004
   Accrued interest payable                                   713         583
   Accrued commissions                                      2,319       2,708
   Income taxes payable                                       780         780
   Accrued deferred compensation                            1,154       1,232
   Short-term loans                                            70          31
                                                         --------    --------
               Total current liabilities                   50,309      23,240
                                                         --------    --------

Senior debt                                                14,840      16,835
Zero coupon senior subordinated convertible notes            --        25,885
Notes payable net of current maturities                     3,084       3,084
Income taxes payable                                          719         802
Other long-term liabilities                                   485         653
Minority interest                                             849         863
                                                         --------    --------
               Total long-term liabilities                 19,977      48,122
                                                         --------    --------
Stockholders' deficit:
   Preferred stock, no par value; authorized
     1,000,000 shares, none issued                           --          --
   Common stock, par value $.01; authorized
     40,000,000 shares, issued 2,225,230 and
     2,223,861 shares at June 30, 1997
     and December 31,1996, respectively                        22          22

    Additional paid-in capital                             36,724      36,561
    Foreign currency translation adjustment                (4,216)     (4,014)
    Accumulated deficit                                   (50,045)    (50,900)
                                                         --------    --------
                                                          (17,515)    (18,331)
    Treasury stock, at cost                                (2,066)     (2,066)
    Receivable for employee stock purchases                  (307)       (307)
                                                         --------    --------
               Total stockholders' deficit                (19,688)    (20,704)
                                                         --------    --------
               Total liabilities and stockholders'
                 deficit                                 $ 50,398    $ 50,658
                                                         ========    ========

          See accompanying notes to consolidated financial statements.


                               Page 2 of 13 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                  Six Months Ended
                                                June 30,    June 30,
                                                  1997        1996
                                                --------    --------

Sales                                           $ 28,874    $ 26,863
Cost of sales                                     18,095      17,744
                                                --------    --------
   Gross profit                                   10,779       9,119

Selling, general and administrative expenses       5,892       6,187
Research and development expenses                  2,488       1,804
                                                --------    --------
         Total expenses                            8,380       7,991
                                                --------    --------
         Operating income                          2,399       1,128

Interest expense                                  (1,840)     (3,226)
Interest income                                       92          42
Gain on sale of assets                              --         2,264
Other income                                         202          18
                                                --------    --------
   Income before income taxes, minority
   interest and extraordinary item                   853         226

Income tax expense                                   (23)         (6)
Minority interest                                     15         233
                                                --------    --------
   Income before extraordinary item                  845         453

Extraordinary item                                    11       3,390
                                                --------    --------
Net income                                      $    856    $  3,843
                                                ========    ========
Per share data:

    Income before extraordinary item            $   0.14    $   0.10
    Extraordinary item                              0.00        0.80
                                                --------    --------
    Net income                                  $   0.14    $   0.90
                                                ========    ========
Weighted average shares outstanding                6,251       4,249
                                                ========    ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 3 of 13 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                    Three Months Ended
                                                   June 30,    June 30,
                                                     1997        1996
                                                   --------    --------
Sales                                              $ 16,394    $ 13,642
Cost of sales                                         9,629       8,861
                                                   --------    --------
   Gross profit                                       6,765       4,781

Selling, general and administrative expenses          3,305       2,775
Research and development expenses                     1,337         933
                                                   --------    --------
     Total expenses                                   4,642       3,708
                                                   --------    --------

     Operating income                                 2,123       1,073

Interest expense                                       (924)     (1,048)
Interest income                                          50          33
Gain on sale of assets                                 --         2,264
Other income                                             67         169
                                                   --------    --------
   Income before income taxes, minority interest
   and extraordinary item                             1,316       2,491

Income tax benefit (expense)                             (9)          7
Minority interest                                        60         123
                                                   --------    --------

   Income before extraordinary item                   1,247       2,621

Extraordinary item                                        3         357
                                                   --------    --------
Net income                                         $  1,250    $  2,978
                                                   ========    ========
Per share data:

   Income before extraordinary item                $   0.20    $   0.54
   Extraordinary item                                  0.00        0.07
                                                   --------    --------
     Net income                                    $   0.20    $   0.61
                                                   ========    ========

   Weighted average shares outstanding                6,288       4,854
                                                   ========    ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 4 of 13 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                Unauditied Consolidated Statements of Cash Flows
                                 (In thousands)

                                                              Six Months Ended
                                                             June 30,   June 30,
                                                               1997       1996
                                                             --------   --------
Cash flows from operating activities:
     Net income                                              $   856    $ 3,843
     Adjustments to reconcile net income to
      net cash provided by (used in)
       operating activities:
        Gain on sale of assets                                  --       (2,264)
        Extraordinary gain                                       (11)    (3,390)
        Non-cash financing expenses                              184      1,799
        Non-cash operating expenses                               13       --
        Depreciation and amortization                          1,582      2,237
        Amortization of discount on convertible
         subordinated debentures                                  20         63
        Minority interest                                         14       (233)
     Changes in assets and liabilities:
        Accounts receivable                                      182       (666)
        Inventories                                           (1,137)       802
        Prepaid expenses                                         119        (69)
        Other receivables                                         31         --
        Deferred computer software                               (13)       (38)
        Other assets                                             865       (359)
        Accounts payable, accrued expenses
         and other liabilities                                  (285)    (2,851)
                                                             -------    -------
            Net cash provided by (used in)
               operating activities                            2,420     (1,126)
                                                             -------    -------
     Cash flows from investing activities:
         Proceeds from disposal of assets held for sale, net     500      6,793
         Proceeds from sale of assets                           --        3,456
         Capital expenditures                                   (216)      (292)
                                                             -------    -------
              Net cash provided by investing activities          284      9,957
                                                             -------    -------
     Cash flows from financing activities:
         Proceeds from long-term debt                            299      1,330
         Repayments of long-term debt                         (1,122)    (9,959)
         (Repayments of) proceeds from notes payable
            and short term loans                                  39       (118)
                                                             -------    -------
              Net cash used in financing activities             (784)    (8,747)
                                                             -------    -------

     Effect of exchange rates on cash                           (227)      (144)
                                                             -------    -------
     Increase (decrease) in cash and cash equivalents          1,693        (60)

     Cash and equivalents - beginning of the year              2,584      1,109
                                                             -------    -------
     Cash and equivalents - end of the period                $ 4,277    $ 1,049
                                                             =======    =======

     Supplemental cash flow disclosures:
         Cash paid for interest expense                      $ 1,399    $ 1,391
                                                             =======    =======
         Cash paid for income taxes                          $    45    $    29
                                                             =======    =======

     See accompanying notes to unaudited consolidated financial statements.


                               Page 5 of 13 pages

              NOTES TO UNAUDITIED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

     Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 1996. Results for the first six months of 1997 are not necessarily indicative of results for the year.

Note 2: Inventories

     Inventories are valued at lower of cost or market. Inventory costs at June 30, 1997 have been computed using a standard cost system. The composition of inventories at the end of the respective periods is as follows:

                                          June 30,   December 31,
                                            1997        1996
                                        ------------ ------------
                                             (in thousands)
              Parts and components         $6,170      $4,557
              Work-in-process               1,027         515
              Finished goods                1,364       2,352
                                           ------      ------
                                           $8,561      $7,424
                                           ======      ======

Note 3: 6% Convertible Subordinated Debentures and
        Zero Coupon Senior Subordinated Convertible Notes

     As of June 30, 1997, the Company had outstanding $2,079,000 of its 6% Convertible Subordinated Debentures due July 1, 2002 ("the Debentures"), net of original issue discount amortized to principal over the term of the debt using the effective interest rate method, of $186,000. The face amount of the outstanding Debentures was $2,265,000 at June 30, 1997.

     Interest on the Debentures is payable on July 1 of each year. The interest accrued as of June 30, 1997 amounted to $531,000. As of June 30, 1997 the Company is in default under the provisions of the Debentures.

     As of June 30, 1997, the Company had exchanged approximately $33,810,000 principal amount of the Debentures, net of unamortized discount and accrued interest expense for 655,900 shares of the Company's common stock and $25,940,000 of Zero Coupon Senior Subordinated Convertible Notes ("the Notes"). As of June 30, 1997, $25,916,000 of Notes are outstanding after the conversion of $24,000 of principal Notes to common stock.


                               Page 6 of 13 pages

Note 3: 6% Convertible Subordinated Debentures and
        Zero Coupon Senior Subordinated Convertible Notes (continued)

     The exchange of the Debentures for the Notes and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. Since the future principal and interest payments under the Notes is less than the carrying value of the Debentures, the Notes were recorded for the amount of the future cash payments, and not discounted. In addition, no future interest expense will be recorded on the exchanged Notes. As a result of the exchange, the Company recognized an extraordinary gain of $3,000 and $357,000 for the three months ended June 30, 1997 and 1996, and $11,000 and $3,390,000 for the six months ended June 30, 1997 and 1996, receptively.

Note 4: Senior Debt

     On June 30, 1997, the Company's senior debt under its credit facility consisted of $16,762,000. The credit facility is secured by substantially all of the Company's assets. All obligations except undrawn letters of credit, letter of credit guarantees and the deferred fee notes bear interest at 12% per annum. The Company incurs an annual fee of 2% on the average balance of undrawn letters of credit and letter of credit guarantees outstanding. In addition, the Company is obligated to pay a monthly facility fee of $50,000. The loan agreement requires a minimum quarterly amortized payment of $250,000 commencing for the quarter ending June 30, 1997, increasing to $325,000 for the quarter ending March 31, 1998 and for the quarters thereafter during the term of the agreement, as well as an additional principal payment if cash flow exceeds certain amounts. Based on these required principal payments, $1,922,000 has been classified as a current liability at June 30, 1997.

     Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of June 30,1997, the Company is in compliance with the above covenants.


                               Page 7 of 13 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                 Six Months        Three Months
                                                Ended June 30,    Ended June 30,
                                                --------------    --------------
                                                1997     1996     1997     1996
                                                ----     ----     ----     ----
Sales                                           100%     100%     100%     100%
Cost of Sales                                    63%      66%      59%      65%
Gross Profit                                     37%      34%      41%      35%
Selling, general and administrative expenses     20%      23%      20%      20%
Research and development expenses                 9%       7%       8%       7%
   Operating income                               8%       4%      13%       8%
Interest expense - net                           (6%)    (12%)     (5%)     (8%)
Other income (expense)                            1%       8%       0%      18%
Minority interest                                 0%       1%       0%       1%
Extraordinary item                                0%      13%       0%       3%
Net income                                        3%      14%       8%      22%

     The Company's sales by product line for the periods ended June 30, 1997 and 1996 are as follows:

                                                 Six Months Ended
                                                     June 30,
                                             ------------------------
                                             1997                1996
                                             ----                ----
                                              (Dollars in thousands)
Line connection/protection
   equipment ("Line connection")*        $13,347   46%     $12,705    47%
Operations Support Systems ("OSS")        11,302   39%      10,633    40%
Signal Processing                          3,942   14%       3,377    12%
Other                                        283    1%         148     1%
                                         -------------     --------------
                                         $28,874  100%     $26,863   100%
                                         =============     ==============

                                                 Three Months Ended
                                                      June 30,
                                              -------------------------
                                              1997                 1996
                                              ----                 ----
                                              (Dollars in thousands)

Line connection                          $ 6,552   40%       $ 6,908   51%
OSS                                        7,310   45%         4,733   35%
Signal Processing                          2,339   14%         1,940   14%
Other                                        193    1%            61    0%
                                         -------------     --------------
                                         $16,394  100%       $13,642  100%
                                         =============     ==============

*Includes sales of fiber optics products of $0 and $452,000 for the six months ended June 30, 1997 and 1996, respectively. There were no sales of fiber optic products for either the three months ended June 30, 1997 or 1996.


                               Page 8 of 13 pages

Results of Operations

     The Company's sales for the six months ended June 30, 1997 compared to the six months ended June 30, 1996 increased $2,011,000 (7%) from $26,863,000 in 1996 to $28,874,000 in 1997 and sales for the quarter ended June 30, 1997 of $16,394,000 increased by $2,752,000 (20%) compared to $13,642,000 for the quarter ended June 30, 1996. The increased sales for both the six and three months is due to higher revenue from the OSS and Signal Processing divisions.

     OSS revenue for the six and three months ended June 30, 1997 was $11,302,000 and $7,310,000, respectively, compared to the six and three months ended June 30, 1996 of $10,633,000 and $4,733,000, respectively, an increase of $669,000 (6%) and $2,577,000 (54%) for the six and three month periods, respectively. The increased sales relates primarily to higher revenues generated from the installation of the OSS systems and our Korean joint venture.

     The line connection sales for the six months ended June 30 increased from $12,705,000 to $13,347,000 or $642,000 (5%) from 1996 to 1997. Sales for the three months ended June 30, decreased by $356,000 (5%) from $6,908,000 in 1996 to $6,552,000 in 1997. These fluctuations are not considered significant.

     Signal Processing sales for the six and three months ended June 30, 1997 were $3,942,000 and $2,339,000, respectively, compared to the six and three months ended June 30, 1996 of $3,377,000 and $1,940,000, an increase of $565,000
(17%) and $399,000 (21%) from 1996 to 1997, respectively. The increased revenue was generated from the earlier than anticipated completion of certain military orders.

     Cost of sales for the six months and the quarter ended June 30, 1997, as a percentage of sales compared to the same periods of 1996, decreased from 66% to 63% and from 65% to 59%, respectively. The improvement in gross margin is attributed to the Company's continuing effort to increase manufacturing productivity and the absorption of certain fixed expenses associated with the OSS contracts.

     Selling, general and administration expenses decreased by $295,000 (5%) from $6,187,000 to $5,892,000 for the six months ended June 30, 1997 compared to 1996. For the six months, the change is not material. For the quarter ended June 30, 1997 and 1996 selling, general and administration expenses increased by $530,000 (19%). The increase from the 1996 to the 1997 quarter results primarily from the Company's efforts to increase its sales and marketing effectiveness in order to secure future business, and to a lesser extent, higher commissions associated with the increased revenues for the quarter.

     Research and development expenses increased by $684,000 (38%) and by $404,000 (43%) for the six and three months ended June 30, 1997 from the comparable periods in 1996, respectively. The increased expenses results from the Company's efforts to develop new products, primarily related to the OSS business.

     As a result of the above, for the six months ended June 30, 1997 compared to 1996, the Company had operating income of $2,399,000 in 1997 versus $1,128,000 in 1996. The Company had an operating income of $2,123,000 for the quarter ended June 30, 1997 as compared to $1,073,000 for the quarter ended June 30, 1996. The Company's operating improvement for the six months and the quarter ended June 30, 1996, when compared to the comparable periods ended June 30, 1996, were the results of the improved gross margins and its continuing efforts to maintain costs and expenses at a level appropriate with the current level of sales.


                               Page 9 of 13 pages

     Interest expense decreased for the six months ended June 30 by $1,386,000 (43%) from $3,226,000 in 1997 to $1,840,000 in 1997. For the quarter ended June
30, interest expense decreased by $124,000 (12%) from $1,048,000 in 1996 to $924,000 in 1997. This change is attributable primarily to a decrease in interest expense related to the exchange of the Company's Debentures for the Notes and common stock which occurred primarily in the first and second quarters of 1996, and repayment of principal to the Company's senior lender. In addition, for the six month period ended June 30, 1996, the Company incurred additional interest expense as a result of the recognition in that period of certain deferred borrowing costs related to its loans from its senior lender.

     The Company had income before extraordinary item of $845,000 and $453,000 for the six months ended June 30, 1997 and 1996, respectively, and income before extraordinary item of $1,247,000 and $2,621,000 for the three months ended June 30, 1997 and 1996, respectively. During the quarter ended June 30, 1996, the Company had a gain of $2,264,000 on a sale of assets. If not for this gain, there would have been a loss before extraordinary item incurred for the six months ended June 30, 1996 of $1,811,000 and income before extraordinary item for the three months ended June 30, 1996 of $357,000. The improvement in income before extraordinary item reflects the increased gross margin coupled with the reduction of interest expense.

     During the six months ended 1997 and 1996, respectively, the Company recorded an $11,000 and $3,390,000 extraordinary gain from the early extingushment of Debt as a result of the exchange of the Debentures for the Notes and common stock. During the three months ended June 30, 1997 and 1996, respectively, a $3,000 and $357,000 extraordinary gain was recorded as a result of such conversions.

     As the result of the foregoing the Company generated net income of $856,000, $0.14 per share for the six months ended June 30, 1997 compared with net income of $3,843,000, $0.90 per share, for the six months ended June 30, 1996 and net income for the quarter ended June 30, 1997 of $1,250,000, $0.20 per share, compared with net income for the quarter ended June 30, 1996 of $2,978,000, $0.61 per share. The calculation of the weighted average shares, for the period and quarter ended June 30, 1997, assumes the conversion of the Notes which are considered to be a common stock equivalent.


                               Page 10 of 13 pages

Liquidity and Capital Resources

     The Company had income from continuing operations for the six and three months ended June 30, 1997. These results notwithstanding, the Company will be required to refinance or restructure certain existing notes payable which become due on January 2, 1998 as discussed in the following paragraph. This factor continues to raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, the unaudited consolidated financial statements do not include any adjustments that might result from the inability of the Company to refinance or restructure such notes.

     At June 30, 1997 the Company had cash and cash equivalents of $4,277,000 compared with $2,584,000 at December 31, 1996. The Company's working capital deficit at June 30, 1997 was $20,956,000, compared to working capital of $4,115,000 at December 31, 1996. At June 30, 1997, $25,916,000 of the Notes,
which are due on January 2, 1998, are classified as current liabilities. At June 30, 1997 the Company does not have sufficient resources to pay the Notes when they mature and it is likely that it cannot generate such cash from its operations or from its existing credit facilities. Although the Company is seeking to refinance or restructure the Notes, no assurance can be given that it will be successful in these efforts. If the Company is unable to refinance or restructure the Notes or the holders of the Notes do not convert such Notes to common stock, the Company's liquidity may be severely impaired and the Company's business may be materially and adversely affected.

     At June 30, 1997, the Company's senior debt to its senior secured lender, Foothill Capital Corporation ("Foothill"), consisted of a credit facility in the amount of $16,762,000 of which approximately $15,915,000 and $847,000 relates to the term loan and the revolving line of credit, respectively. The agreement provides for (i) the repayment of loan principal of $750,000 in 1997, (ii) the repayment of loan principal of $325,000 each quarter commencing March 31, 1998 and thereafter during the term of the agreement, (iii) the Company to pay additional principal payments if certain "adjusted cash flow amounts", as defined, exceed certain amounts, and (iv) the Company to pay a monthly facility fee of $50,000. For the quarter ended June 30, 1997 the additional principal payment based upon the "adjusted cash flow" amounts to $522,000. As of June 30, 1997, the Company's availability under its $2,000,000 revolving line of credit is approximately $1,153,000.

     As of June 30, 1997, the Company had remaining outstanding $2,079,000 of the Debentures, net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $186,000. The face amount of the outstanding Debentures was $2,265,000. Interest on the Debentures is payable on July 1 of each year. The interest accrued as of June 30, 1997 amounted to $531,000. As of June 30, 1997 the Company is in default under the provisions of the Debentures. Accordingly, such debt has been classified as a current liability at June 30, 1997.


                               Page 11 of 13 pages

PART II- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

     The Company's 1997 Annual Meeting of Stockholders was held on July 31, 1997. At the annual meeting, the stockholders (i) reelected its present board, consisting of Messrs. William V. Carney, Seymour Joffe, Michael A. Tancredi, Howard D. Brous, Warren H. Esanu, Herbert H. Feldman, Stanley Kreitman, and Robert Schreiber (ii) approved an amendment to the 1996 Stock Option Plan which, among other things, increases the number of shares of Common Stock subject to such plan from 100,000 shares to 450,000 shares (iii) approved an amendment to its certificate of incorporation to change the authorized capital stock by decreasing the number of authorized shares of common stock from 40,000,000 shares to 20,000,000 shares and (iv) ratified the appointment of BDO Seidman, LLP as independent auditors for the year ended December 31, 1997.

     Each director received at least 1,777,194 votes for his election. Set forth below is the vote on the other matters approved at the meeting.

                                                 Votes                   Broker
      Matter                      Votes for     Against   Abstentions  Non-Votes
      ------                      ---------     -------   -----------  ---------

Amendment to
 1996 Stock Option Plan           780,964      317,116       27,237      904,600

Amendment to
 Certificate of Incorporation   1,856,123      161,836       11,958

Appointment of
 Auditors                       1,988,631       34,931        6,355


                               Page 12 of 13 pages

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PORTA SYSTEMS CORP.

         Dated August 12, 1997                    By /s/William V. Carney
                                                     --------------------
                                                     William V. Carney
                                                     Chairman of the Board

         Dated August 12, 1997                    By /s/Edward B. Kornfeld
                                                     ---------------------
                                                     Edward B. Kornfeld
                                                     Senior Vice President
                                                     and Chief Financial Officer


                               Page 13 of 13 pages