Form 10-Q
period 1997-09-30
PORTA SYSTEMS CORP
filed 1997-11-12
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

          Yes ___X___      No ______

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,231,929 shares as of November 6, 1997


                               Page 1 of 14 pages

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                      September 30, December 31,
                                                           1997        1996
                                                       -----------  ------------
                             Assets                     (Unaudited)

Current assets:
     Cash and cash equivalents                            $  3,046    $  2,584
     Accounts receivable, net                               18,388      16,034
     Inventories                                             7,850       7,424
     Prepaid expenses                                        1,112         782
     Other receivable                                         --           531
                                                          --------    --------
                  Total current assets                      30,396      27,355
                                                          --------    --------
      Property, plant and equipment, net                     4,793       5,422
      Deferred computer software, net                          826       1,676
      Goodwill, net                                         11,217      11,555
      Other assets                                           3,606       4,650
                                                          --------    --------
                  Total assets                            $ 50,838    $ 50,658
                                                          ========    ========

                     Liabilities and Stockholders' Deficit
Current liabilities:
      Convertible subordinated debentures                 $  1,771    $  2,096
      Zero coupon senior subordinated
         convertible notes                                  26,180        --
      Current portion of senior debt                         2,063         750
      Accounts payable                                       5,893       6,056
      Accrued expenses                                       9,249       9,004
      Accrued interest payable                                 719         583
      Accrued commissions                                    2,472       2,708
      Income taxes payable                                     780         780
      Accrual deferred compensation                          1,205       1,232
      Short-term loans                                         123          31
                                                          --------    --------
                  Total current liabilities                 50,455      23,240
                                                          --------    --------

Senior debt                                                 13,903      16,835
Zero coupon senior subordinated convertible notes             --        25,885
Notes payable net of current maturities                      3,084       3,084
Income taxes payable                                           685         802
Other long-term liabilities                                    430         653
Minority interest                                            1,027         863
                                                          --------    --------
                  Total long-term liabilities               19,129      48,122
                                                          --------    --------
Stockholders' deficit:
      Preferred stock, no par value; authorized               --          --
      1,000,000 shares, none issued
      Common stock, par value $.01; authorized
      40,000,000 and 20,000,000 shares, issued
      2,231,929 and 2,223,861 shares at
      September 30, 1997 and December 31, 1996,
         respectively                                           22          22
       Additional paid-in capital                           36,737      36,561
       Foreign currency translation adjustment              (4,433)     (4,014)
       Accumulated deficit                                 (48,699)    (50,900)
                                                          --------    --------
                                                           (16,373)    (18,331)
        Treasury stock, at cost                             (2,066)     (2,066)
        Receivable for employee stock purchases               (307)       (307)
                                                          --------    --------
                  Total stockholders' deficit              (18,746)    (20,704)
                                                          --------    --------
                  Total liabilities and
                    stockholders' deficit                 $ 50,838    $ 50,658
                                                          ========    ========

          See accompanying notes to consolidated financial statements.


                               Page 2 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                         Nine Months Ended
                                                     September 30, September 30,
                                                         1997          1996
                                                     ------------  -------------

Sales                                                  $ 45,934      $ 41,476
Cost of sales                                            28,043        27,087
                                                       --------      --------
     Gross profit                                        17,891        14,389
                                                       --------      --------

Selling, general and administrative expenses              9,542         9,578
Research and development expenses                         3,756         2,681
                                                       --------      --------
         Total expenses                                  13,298        12,259
                                                       --------      --------

     Operating income                                     4,593         2,130

Interest expense                                         (2,729)       (4,209)
Interest income                                             174            73
Gain on sale of assets                                     --           2,264
Other income                                                244            62
                                                       --------      --------

       Income before income taxes,
       minority interest, and
       extraordinary item                                 2,282           320

Income tax expense                                          (31)          (28)
Minority interest                                          (164)          (44)
                                                       --------      --------

       Income before extraordinary item                   2,087           248

Extraordinary gain                                          115         3,922
                                                       --------      --------

Net income                                             $  2,202      $  4,170
                                                       ========      ========

Per share data:

        Income before extraordinary item               $   0.33      $   0.05
        Extraordinary item                                 0.02          0.85
                                                       --------      --------
         Net income                                    $   0.35      $   0.90
                                                       ========      ========

         Weighted average shares outstanding              6,367         4,618
                                                       ========      ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 3 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                         Three Months Ended
                                                    September 30,  September 30,
                                                        1997           1996
                                                    -------------  -------------

Sales                                                  $ 17,060      $ 14,613
Cost of sales                                             9,948         9,343
                                                       --------      --------
     Gross profit                                         7,112         5,270
                                                       --------      --------

Selling, general and administrative expenses              3,650         3,391
Research and development expenses                         1,268           877
                                                       --------      --------
         Total expenses                                   4,918         4,268
                                                       --------      --------

     Operating income                                     2,194         1,002

Interest expense                                           (889)         (983)
Interest income                                              82            31
Other income                                                 42            44
                                                       --------      --------

       Income before income taxes,
       minority interest and
       extraordinary item                                 1,429            94

Income tax expense                                           (8)          (22)
Minority interest                                          (179)         (277)
                                                       --------      --------

       Income (loss) before
          extraordinary item                              1,242          (205)

Extraordinary gain                                          104           532
                                                       --------      --------

Net income                                             $  1,346      $    327
                                                       ========      ========

Per share data:

        Income (loss) before
           extraordinary item                          $   0.19      $  (0.04)
        Extraordinary item                                 0.01          0.10
                                                       --------      --------
         Net income                                    $   0.20      $   0.06
                                                       ========      ========

         Weighted average shares outstanding              6,632         5,225
                                                       ========      ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 4 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                         Nine  Months Ended
                                                     September 30  September 30,
                                                         1997          1996
                                                     -----------   ------------
Cash flows from operating activities:
     Net income                                        $  2,202      $  4,170
     Adjustments to reconcile net income
          to net cash used in operating
          activities:
         Gain on sale of assets                            --          (2,264)
         Extraordinary gain                                (115)       (3,922)
         Non-cash financing expenses                        279         2,089
         Realized gain on litigation settlement            --            (174)
         Depreciation and amortization                    2,381         3,177
         Amortization of discount on convertible
          subordinated debentures                            30            94
         Minority interest                                 (164)           44
          Changes in assets and liabilities:
         Accounts receivable                             (2,354)       (2,074)
         Inventories                                       (426)        1,579
         Prepaid expenses                                  (330)          131
         Other receivables                                   31          --
         Deferred computer software                        --             (38)
         Other assets                                       628          (184)
         Accounts payable, accrued expenses
           and other liabilities                           (309)       (2,696)
                                                       --------      --------
              Net cash provided by (used in)
                 operating activities                     1,853           (68)
                                                       --------      --------

     Cash flows from investing activities:
         Proceeds from disposal of assets
           held for sale, net                               500         6,793
         Proceeds from sale of assets                      --           3,456
         Capital expenditures                              (434)         (246)
                                                       --------      --------
              Net cash provided by investing
                 activities                                  66        10,003
                                                       --------      --------

     Cash flows from financing activities:
         Proceeds from long-term debt                       314         1,340
         Repayments of long-term debt                    (1,933)      (10,157)
         (Repayments of) proceeds from notes
            payable and short term loans                     92          (118)
                                                       --------      --------
              Net cash used in financing activities      (1,527)       (8,935)
                                                       --------      --------

     Effect of exchange rates on cash                        70          (394)
                                                       --------      --------

     Increase in cash and cash equivalents                  462           606

     Cash and equivalents - beginning of the year         2,584         1,109
                                                       --------      --------

     Cash and equivalents - end of the period          $  3,046      $  1,715
                                                       ========      ========


     Supplemental cash flow disclosures:
         Cash paid for interest expense                $  2,298      $  2,022
                                                       ========      ========

         Cash paid for income taxes                    $     74      $     66
                                                       ========      ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 5 of 14 pages

             NOTES TO UNAUDITIED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

     Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 1996. Results for the first nine months of 1997 are not necessarily indicative of results for the year.

Note 2: Inventories

     Inventories are valued at lower of cost or market. Inventory costs at September 30, 1997 have been computed using a standard cost system. The composition of inventories at the end of the respective periods is as follows:

                                      September 30, 1997    December 31,1996
                                      ------------------    ----------------
                                                  (in thousands)
          Parts and components              $5,583              $4,557
          Work-in-process                    1,149                 515
          Finished goods                     1,118               2,352
                                            ------              ------
                                            $7,850              $7,424
                                            ======              ======

Note 3: 6% Convertible Subordinated Debentures and
        Zero Coupon Senior Subordinated Notes

     As of September 30, 1997, the Company had outstanding $1,771,000 of its 6% Convertible Subordinated Debentures due July 1, 2002 ("the Debentures"), net of original issue discount amortized to principal over the term of the debt using the effective interest rate method, of $149,000. The face amount of the outstanding Debentures was $1,920,000 at September 30, 1997.

     Interest on the Debentures is payable on July 1 of each year. The interest accrued as of September 30, 1997 amounted to $539,000. As of September 30, 1997 the Company is in default under the provisions of the Debentures.

     As of September 30, 1997, the Company had exchanged approximately $34,180,000 principal amount of the Debentures, net of unamortized discount and accrued interest expense for 722,650 shares of the Company's common stock and $26,204,000 of Zero Coupon Senior Subordinated Convertible Notes ("the Notes"). As of September 30, 1997, $26,180,000 of Notes are outstanding after the conversion of $24,000 of principal Notes to common stock.


                               Page 6 of 14 pages

Note 3: 6% Convertible Subordinated Debentures and
         Zero Coupon Senior Subordinated Convertible Notes (continued)

     The exchange of the Debentures for the Notes and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. Since the future principal and interest payments under the Notes is less than the carrying value of the Debentures, the Notes were recorded for the amount of the future cash payments, and not discounted. In addition, no future interest expense will be recorded on the exchanged Notes. As a result of the exchange, the Company recognized an extraordinary gain of $104,000 and $532,000 for the three months ended September 30, 1997 and 1996, and $115,000 and $3,922,000 for the nine months ended September 30, 1997 and 1996, receptively.

Note 4: Senior Debt

     On September 30, 1997, the Company's senior debt under its credit facility consisted of $15,966,000. The credit facility is secured by substantially all of the Company's assets. All obligations except undrawn letters of credit, letter of credit guarantees and the deferred fee notes bear interest at 12% per annum. The Company incurs an annual fee of 2% on the average balance of undrawn letters of credit and letter of credit guarantees outstanding. In addition, the Company is obligated to pay a monthly facility fee of $50,000. The loan agreement requires a minimum quarterly amortized payment of $250,000, increasing to $325,000 for the quarter ending March 31, 1998 and for the quarters thereafter during the term of the agreement, as well as an additional principal payment if cash flow exceeds certain amounts. Based on these required principal payments, $2,063,000 has been classified as a current liability at September 30, 1997.

         Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of September 30,1997, the Company is in compliance with the above covenants.


                               Page 7 of 14 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                   Nine Months Ended       Three Months Ended
                                   -----------------       ------------------
                                     September 30,            September 30,
                                     -------------            -------------
                                    1997       1996          1997      1996
                                    ----       ----          ----      ----
Sales                               100%       100%          100%       100%
Cost of Sales                        61%        65%           58%        64%
Gross Profit                         39%        35%           42%        36%
Selling, general and
   administrative expenses           21%        23%           21%        24%
Research and development
   expenses                           8%         7%            8%         6%
     Operating income                10%         5%           13%         6%
Interest expense - net               (6%)       (9%)          (5%)       (7%)
Other income                          1%         5%            0%         0%
Minority interest                     0%         0%           (1%)       (2%)
Extraordinary item                    0%         9%            1%         4%
Net income                            5%        10%            8%         1%

     The Company's sales by product line for the periods ended September 30, 1997 and 1996 are as follows:

                                                     Nine Months Ended
                                                     -----------------
                                                        September 30,
                                                        -------------
                                                 1997                  1996
                                                 ----                  ----
                                                   (Dollars in thousands)

Line connection/protection equipment*        $18,204   40%        $18,710   45%
OSS systems                                   21,093   46%         17,077   41%
Signal Processing                              6,203   13%          5,495   13%
Other                                            434    1%            194    1%
                                             ------------         ------------
                                             $45,934  100%        $41,476  100%
                                             ============         ============

                               Three Months Ended
                                  September 30,
                                    1997 1996
                             (Dollars in thousands)

Line connection/protection equipment*        $ 4,857   29%        $ 6,004   41%
OSS systems                                    9,790   57%          6,445   44%
Signal Processing                              2,261   13%          2,118   15%
Other                                            152    1%             46    0%
                                             ------------         ------------
                                             $17,060  100%        $14,613  100%
                                             ============         ============

* Includes sales of fiber optics products of $0 and $452,000 for the nine months ended September 30, 1997 and 1996. There were no sales of fiber optic products for either the three months ended September 30, 1997 or 1996.


                               Page 8 of 14 pages

Results of Operations

     The Company's sales for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 increased $4,458,000 (11%) from $41,476,000 in 1996 to $45,934,000 in 1997 and sales for the quarter ended September 30, 1997 of $17,060,000 increased by $2,447,000 (17%) compared to
$14,613,000 for the quarter ended September 30, 1996. The increased sales for both the nine and three months is due primarily to higher revenue from the OSS division.

     OSS revenue for the nine and three months ended September 30, 1997 was $21,093,000 and $9,790,000, respectively, compared to the nine and three months ended September 30, 1996 of $17,077,000 and $6,445,000, respectively, an increase of $4,016,000 (24%) and $3,345,000 (52%) for the nine and three month periods, respectively. The increased sales relates primarily to higher revenues generated from the installation of the OSS systems.

     The line connection sales for the nine months ended September 30, 1997 compared to September 30, 1996 decreased from $18,710,000 to $18,204,000 or $506,000 (3%). Sales for the three months ended September 30, decreased by $1,147,000 (19%) from $6,004,000 in 1996 to $4,857,000 in 1997. The decrease reflects the completion of an agreement to supply certain products to British Telecommunications PLC (BT) and the introduction during the third quarter of 1997 of a replacement product to the same customer which has a lower selling price. In addition, the sales volume related to the new product were of a lesser quantity in the third quarter of 1997 than the previously supplied product. Orders from BT, since the end of the third quarter, remain at the reduced level.

     Signal processing sales for the nine and three months ended September 30, 1997 were $6,203,000 and $2,261,000, respectively, compared to the nine and three months ended September 30, 1996 of $5,495,000 and $2,118,000, an increase of $708,000 (13%) and $143,000 (7%) from 1996 to 1997, respectively. The increased revenue was generated from the earlier than anticipated completion of certain military orders and non-recurring revenue from certain engineering services.

     Cost of sales for the nine months ended September 30, 1997, as a percentage of sales was 61% compared to the nine months ended September 30, 1996 of 65%. For the quarter ended September 30, 1997 cost of sales, as a percentage of sales, was 58% compared to the same period of 1996 of 64%. The improvement in gross margin is attributed to the Company's continuing effort to increase manufacturing productivity and the absorption, over a larger revenue base, of certain fixed expenses associated with the OSS contracts.

     Selling, general and administration expenses decreased by $36,000 (less than 1%) from $9,578,000 to $9,542,000 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. For the quarters ended September 30, 1997 and 1996 selling, general and administration expenses increased by $259,000 (8%) from $3,391,000 to 3,650,000, respectively. This increase resulted primarily from higher commissions associated with the increased revenues for the quarter, and to a lesser extent, the Company's efforts to increase its sales and marketing effectiveness in order to secure future business.

     Research and development expenses increased by $1,075,000 (40%) and by $391,000 (45%) for the nine and three months ended September 30, 1997 from the comparable periods in 1996, respectively. The increased expenses results from the Company's efforts to develop new products, primarily related to the OSS business.


                               Page 9 of 14 pages

     As a result of the above, for the nine months ended September 30, 1997 compared to comparable nine months of 1996, the Company had operating income of $4,593,000 in 1997 versus $2,130,000 in 1996. The Company had operating income of $2,194,000 for the quarter ended September 30, 1997 as compared to $1,002,000 for the quarter ended September 30, 1996. The Company's operating improvement for the nine months and the quarter ended September 30, 1997, when compared to the comparable periods ended September 30, 1996, were the results of increased revenue, the improved gross margins and its continuing efforts to maintain costs and expenses at a level appropriate with the current level of sales.

     Interest expense decreased for the nine months ended September 30 by $1,480,000 (35%) from $4,209,000 in 1996 to $2,729,000 in 1997. For the quarter ended September 30, interest expense decreased by $94,000 (10%) from $983,000 in 1996 to $889,000 in 1997. The decrease in interest expense in both periods is attributable primarily to the exchange of the Company's Debentures for the Notes and common stock which occurred primarily in the first and second quarters of 1996, and repayment of principal to the Company's senior lender. In addition, for the nine month period ended September 30, 1996, the Company incurred additional interest expense as a result of the recognition in that period of certain deferred borrowing costs related to its loans from its senior lender.

     The Company had income before extraordinary item of $2,087,000 and $248,000 for the nine months ended September 30, 1997 and 1996, respectively. For the three months ended September 30, 1997 and 1996, the Company recorded income before extraordinary item of $1,242,000 and a loss before extraordinary item of $205,000, respectively. During the nine months ended September 30, 1996, the Company had a gain of $2,264,000 on sale of assets. If not for this gain, there would have been a loss before extraordinary item for the nine months ended September 30, 1996 of $2,016,000. The improvement in income before extraordinary item reflects the increased revenue and gross margin coupled with the reduction of interest expense.

     During the nine months ended 1997 and 1996, respectively, the Company recorded a $115,000 and $3,922,000 extraordinary gain from the early extinguishment of debt as a result of the exchange of the Debentures for the Notes and common stock. During the three months ended September 30, 1997 and 1996, respectively, a $104,000 and $532,000 extraordinary gain was recorded as a result of such conversions.

     As the  result  of the  foregoing  the  Company  generated  net  income  of
$2,202,000, $0.35 per share for the nine months ended September 30, 1997 compared with net income of $4,170,000, $0.90 per share, for the nine months ended September 30, 1996 and net income for the quarter ended September 30, 1997 of $1,346,000, $0.20 per share, compared with net income for the quarter ended September 30, 1996 of $327,000, $0.06 per share. The calculation of the weighted average shares, for the period and quarter ended September 30, 1997, assumes the conversion of the Notes which are considered to be a common stock equivalent.


                              Page 10 of 14 pages

Liquidity and Capital Resources

     The Company had income from continuing operations for the nine and three months ended September 30, 1997. These results notwithstanding, the Company will be required to refinance or restructure certain existing notes payable which become due on January 2, 1998 as discussed in the following paragraph. This factor continues to raise substantial doubt about the Company's ability to continue as a going concern. Furthermore, the unaudited consolidated financial statements do not include any adjustments that might result from the inability of the Company to refinance or restructure such notes.

     At September 30, 1997 the Company had cash and cash equivalents of $3,046,000 compared with $2,584,000 at December 31, 1996. The Company's working capital deficit at September 30, 1997, which was affected by the classification of the Notes as current liabilities subsequent to December 31, 1996 as discussed below, was $20,059,000, compared to working capital of $4,115,000 at December 31, 1996.

     At September 30, 1997, $26,180,000 of the Notes, which are due on January 2, 1998, are classified as current liabilities. At September 30, 1997 the Company does not have sufficient resources to pay the Notes when they mature and it is likely that it cannot generate such cash from its operations or from its existing credit facilities.

     On October 10, 1997, the Company announced that it had made an offer to the holders of the Notes which would amend the terms of the Notes, subject to the tender of up to 95 % of the principal amount of the Notes for conversion. Under the amended terms, the conversion price of the Notes will be reduced to $3.65 from $6.55. In addition, the amended terms provide for the issuance of additional shares under certain conditions. The Company has obtained the commitment or tender of the holders of more than 80% of the Notes to convert their Notes in accordance with the amended terms as of November 7, 1997. The Company has certain rights to reduce the percentage of the principal amount of the Notes required to be tendered for conversion in order that the amended terms become effective and to extend the deadline for obtaining such tender. The tender period has been extended until November 14, 1997. If all of the Notes are converted on the amended terms, the Company will issue an aggregate of approximately 7.2 million shares of common stock. In addition, under certain conditions, a maximum of approximately 800,000 shares may be issued if the price of the common stock declines. If the Notes are successfully converted, such conversion would significantly reduce debt and increase equity and would result in a non-cash charge to earnings which would by determined by the common stock value on the date of the conversion.

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


                              Page 11 of 14 pages

     At September 30, 1997, the Company's senior debt to its senior secured lender, Foothill Capital Corporation ("Foothill") which is due November 30, 1998, was $15,966,000 of which approximately $15,106,000 and $860,000 relates to the term loan and the revolving line of credit, respectively. The agreement provides for (i) the repayment of loan principal of $750,000 in 1997, (ii) the repayment of loan principal of $325,000 each quarter commencing March 31, 1998 and thereafter during the term of the agreement, (iii) the Company to pay additional principal payments if certain "adjusted cash flow amounts", as defined, exceed certain amounts, and (iv) the Company to pay a monthly facility fee of $50,000. For the quarter ended September 30, 1997 the additional principal payment based upon the "adjusted cash flow" amounts to $587,000. As of September 30, 1997, the Company's availability under its $9,000,000 revolving line of credit and letter of credit availability is approximately $1,557,000.

Liquidity and Capital Resources (continued)

     As of September 30, 1997, the Company had remaining outstanding $1,771,000 of the Debentures, net of original issue discounts amortized to principal over the term of the debt using the effective interest rate method, of $149,000. The face amount of the outstanding Debentures was $1,920,000. Interest on the Debentures is payable on July 1 of each year. The interest accrued as of September 30, 1997 amounted to $539,000. As of September 30, 1997 the Company is in default under the provisions of the Debentures. Accordingly, such debt has been classified as a current liability at September 30, 1997.


                              Page 12 of 14 pages

PART II- OTHER INFORMATION

Item 5.  Other Information

     The Company has entered into a Supplemental Indenture dated October 10, 1997, pursuant to which it amended the terms of its Zero Coupon Senior Subordinated Notes due January 2, 1998 (the "Notes"), subject to receiving tender of 95% of the principal amount of the Notes for conversion by November 7, 1997. Pursuant to the Supplemental Indenture, the conversion price of the Notes will be reduced to $3.65 from $6.55. The Company has certain rights to reduce the percentage of the principal amount of the Notes required to be tendered for conversion in order that the amended terms become effective and to extend the deadline for obtaining such tender. The tender period has been extended until November 14, 1997. As of November 7, 1997, the holders of more than 80% of the Notes have tendered their Notes for conversion in accordance with the amended terms provided that the amended terms become effective.

     Notes in the principal amount of approximately $26,200,000 are presently outstanding. If all the Notes are converted on the amended terms, the Company will issue an aggregate of approximately 7,200,000 shares of Common Stock. In addition, under certain conditions, a maximum of approximately 800,000 shares may be issued if the price of Common Stock declines.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     4.1 Supplemental Indenture dated as of October 10, 1997 between the Company and American Stock Transfer & Trust Company.

     (b)  Reports of Form 8-K

          None


                              Page 13 of 14 pages

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PORTA SYSTEMS CORP.

    Dated November 12, 1997            By /s/William V. Carney
                                          ---------------------------
                                             William V. Carney
                                             Chairman of the Board

    Dated November 12, 1997            By /s/Edward B. Kornfeld
                                          ---------------------------
                                             Edward B. Kornfeld
                                             Vice President and Chief
                                               Financial Officer


                              Page 14 of 14 pages