Form 10-K
period 1997-12-31
PORTA SYSTEMS CORP
filed 1998-03-23
CIK 79564

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from _______to_______

                         Commission file number 1-8191

                              PORTA SYSTEMS CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                                    11-2203988
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

575 Underhill Boulevard, Syosset, New York                  11791
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         (516) 364-9300

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [X]

      State aggregate market value of the voting stock held by non-affiliates of the registrant: $34,745,149 as of March 5, 1998.

      Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 9,265,373 shares of Common Stock, par value $.01 per share, as of March 5, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement in connection with its 1997 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year is incorporated by reference into Part III of the Report.

================================================================================

Item 1.  Business

      Porta Systems Corp. (the "Company") develops, designs, manufactures and markets a broad range of proprietary and standard telecommunications equipment and systems for sale domestically and internationally. The Company's core products fall into three categories:

      Computer-based operation support systems ("OSS"). The Company's OSS systems automate the operational, administrative, maintenance and testing functions within telephone companies. These systems are marketed principally to foreign telephone operating companies in established and developing countries, primarily in Asia, South and Central America and Europe.

      Telecommunications connection and protection equipment. These systems are used to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. The Company's copper connection equipment and systems are marketed to telephone operating companies in the United States and foreign countries.

      Signal processing equipment. These products support copper wire-based communications systems and are sold principally for use in defense and aerospace applications.

      In March 1996 the Company sold its fiber optics connector business and, accordingly, its products are designed for use by telecommunication companies and other users that utilize copper wire, and not fiber optics for their transmission facilities. See Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations.

      Porta Systems Corp. is a Delaware corporation incorporated in 1972 as the successor to a New York corporation incorporated in 1969. The Company's principal offices are located at 575 Underhill Boulevard, Syosset, New York 11791; telephone number, 516-364-9300. References to the Company include its subsidiaries, unless the context indicates otherwise.

Products

      Operations Support Systems. OSS systems are used primarily by telephone operating companies. The Company's principal OSS system is a computer-based testing product--the Line Condition Report, ("LCR") system--which is a major item of capital equipment and typically sells for prices ranging from several hundred thousand to several million dollars. The Company also manufactures and sells a number of other products, primarily software based, which are used in testing, maintenance, provisioning and repair of telephone equipment.

      The LCR, introduced in the mid-1970's, was the first computer-controlled electronic system used to automatically test for and diagnose problems in customer telephone lines and to notify telephone company service personnel of required maintenance. The associated Mechanized Line Record ("MLR") database system provides automated record keeping (including repair and disposition records) and analyzes these records for identification of recurring problems and equipment deterioration. The Company's LCR systems are sold to telephone operating companies in a number of foreign countries as well as in the United States.

      The Company's software, which can be packaged and integrated with the LCR, provides additional OSS functions, such as the automated assignment of telephone company facilities and activation of service. In addition, pursuant to certain contracts with customers, the Company develops software to meet specific customer requirements.

      The Company's OSS products are complex and, in most applications, incorporate features designed to respond to the purchaser's operational requirements and the particular characteristics of the purchaser's telephone system. As a result, the negotiation of a contract for an OSS system is an individualized and highly technical process. In addition, contracts for OSS systems frequently provide for manufacturing, delivery, installation, testing and purchaser acceptance phases, which take place over periods ranging from several months to a year or more. Such contracts typically contain performance guarantees by the Company and clauses imposing penalties on the Company if "in-service" dates are not met. The installation, testing and purchaser acceptance phases of these contracts may last longer than contemplated by the contracts and, accordingly, amounts due under the contracts may not be collected for extended periods. Delays in purchaser acceptance of the systems and in the Company's receipt of final contract payments have occurred in connection with a number of foreign sales. In addition, the Company has not experienced a steady or predictable flow of orders for OSS systems.

      Telecommunications Connection Equipment. The Company's copper connection/protection equipment and systems are used by telephone operating companies, by owners of private telecommunications equipment and by manufacturers and suppliers of telephone central office and customer premises equipment. Products of the types comprising the Company's line of telecommunications connection equipment are included as integral parts of all domestic and foreign telephone and telecommunications systems. Such products are sold in a worldwide market, which generally grows in proportion to increases in the number of telephone subscribers and owners of private telecommunications equipment, as well as to increases in upgrades to modern digital switching technology.

      The Company's connection equipment consists of connector blocks and protection modules used by telephone companies to interconnect copper-based subscriber lines to switching equipment lines. The protector modules protect central office personnel and equipment from electrical surges. The need for protection products has increased as a result of the worldwide move to digital technology, which is extremely sensitive to damage by electrical overloads, and because private owners of telecommunications equipment now have the responsibility to protect their equipment from damage caused by electrical surges. Line connecting/protecting equipment usually incorporates protector modules to safeguard equipment and personnel from injury due to power surges. Currently, these products include a variety of connector blocks; protector modules and frames used in telephone central switching offices, PBX installations and multiple user facilities.

      The Company also has developed an assortment of frames for use in conjunction with the Company's traditional line of connecting/protecting products. Frames for the interconnection of copper circuits are specially designed structures which, when equipped with connector blocks and protectors, interconnect and protect telephone lines and distribute them in an orderly fashion allowing access for repairs and changes in line connections. One of the Company's frame products, the CAM frame, is designed to produce computer-assisted analysis and for the optimum placement of connections for telephone lines on the connector blocks mounted on the frame.

      The Company's copper connection/protection products are used by several of the six regional Bell holding companies as well as by independent telephone operating companies in the United States and owners of private telecommunications equipment. These products are also purchased by other companies for inclusion within their systems. In addition, the Company's telecommunications connection products have been sold to telephone operating companies in various foreign countries. This equipment is compatible with existing telephone systems both within and outside the United States and can generally be used without modification, although the Company does design modifications to accommodate the specific needs of its customers.

      Signal Processing Products. The Company's signal processing products include data bus system and wideband transformers. Data bus systems, which are the communication standard for military and aerospace systems, require an extremely high level of reliability and performance. Wideband transformers are required for ground noise elimination in video imaging systems and are used in the television and broadcast, medical imaging and industrial process control industries.

      The table below shows,  for the last three fiscal years,  the contribution
made  to  the  Company's   sales  by  each  of  its  major   categories  of  the
telecommunications industry:

                            Sales by Product Category

                                     Years Ended December 31,
                                     ------------------------
                         1997                  1996                   1995
                         ----                  ----                   ----
                                      (Dollars in thousands)

OSS Systems         $29,561     48%      $26,804      46%       $28,988     47%

Line Connecting
/Protecting
Equipment (*)        23,753     38%       23,249      40%        26,867     44%

Signal Processing     8,280     13%        7,597      13%         4,857      8%

Other                   636      1%          337       1%           469      1%
                    -------    ---       -------     ---        -------    ---

Total               $62,230    100%      $57,987     100%       $61,181    100%
                    =======    ===       =======     ===        =======    ===

(*) Includes sales of fiber optics products of $447,000 in 1996 and $6,513,000 in 1995. The assets comprising the fiber optics business unit were sold in March 1996.

Markets for the Company's Products

      The Company supplies equipment and systems to telephone companies used to provide improved services to their customers. In addition, the Company provides businesses with systems, which improve their internal telecommunication systems.

      Typically, telephone networks in certain regions of the world, notably Latin America, Eastern Europe and certain areas in the Asia/Pacific region, utilize telephone-switching systems which use analog technology. These networks were designed to carry voice traffic and are not well suited for high-speed data transmissions or for other forms of telecommunications that operate more effectively with digital telecommunications equipment and lines. The telephone networks in these countries are also characterized by a very low ratio of telephone lines to population. Countries with emerging telecommunication networks have to rapidly add access lines in order to increase the availability of telephone service among its population and to significantly upgrade the quality of the lines already in service.

      The Company's OSS systems are designed to meet many of the needs of a rapidly changing telephone network. OSS systems facilitate rapid change and expansion without a comparable increase in the requirement for skilled technicians, while the computerized line test system insures increased quality and rapid maintenance and repair of subscriber local loops. The automated database, which computerizes the inventory and maintenance history of all subscriber lines in service, helps to keep the rapid change under control.

      During 1997, approximately 48% of the Company's sales consisted of OSS products.

      As a telephone company expands the number of its subscriber lines, it also requires connection equipment to interconnect and protect those lines in its central offices. The Company provides a line of copper connection equipment for this purpose. Recent trends towards the transmission of high frequency signals on copper lines are sustaining this market. Less developed countries, such as those with emerging networks or those upgrading to digital switching systems, provide a growing market for copper connection and protection equipment.

      The increased sensitivity of the newer digital switches to small amounts of voltage requires the telephone company which is upgrading its systems to digital switching systems to also upgrade its central office connection/protection systems in order to meet these more stringent protection requirements. The Company supplies central office connection/protection systems to meet these needs.

      During 1997, approximately 38% of the Company's sales were made to customers in this category.

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

      During 1997, signal processing equipment accounted for approximately 13% of the Company's sales.

Marketing and Sales

      The Company operates through three business units, which are organized by product line, and with each having responsibility for the sales and marketing of its products.

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

      In November 1996, the Company amended its supply agreement with British Telecommunications plc ("BT") for the Company's line connecting/protecting products. The amended agreement will expire on August 31, 2001, and provides, among other things, that the Company may no longer be the exclusive supplier to BT for these products. During 1997, 1996, and 1995, BT purchased $9,397,000 (15% of sales), $9,296,000 (16% of sales), and $8,060,000 (13% of sales), respectively, of the Company's line connecting/protecting products. During these years, additional sales of the Company's products were also made at the direction of BT to certain unaffiliated suppliers to BT for resale to BT. The amended contract also provides for a cross license which, in effect, enables BT to use certain of the Company's proprietary information to modify or enhance products provided to BT and permits those products to be manufactured by BT or others for its own purposes.

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

      The following table sets forth for the last three fiscal years the Company's sales to customers by geographic region:

                  Sales to Customers By Geographic Region (1)

                                        Year Ended December 31,
                                        -----------------------
                           1997                 1996                  1995
                           ----                 ----                  ----
                                        (Dollars in thousands)

United States
and Puerto Rico       $17,980    29%       $17,644    30%       $16,445     27%

United Kingdom         18,640    30%        16,000    28%        22,230     36%

Other Europe           10,587    17%         5,416     9%         2,831      5%

Asia/Pacific           10,278    17%        15,812    27%        13,470     22%

Latin America           3,718     6%         1,738     3%         4,743      8%

Middle East               879     1%         1,248     2%           899      1%

Other                     148     0%           129     1%           563      1%
                      -------   ---        -------   ---        -------    ---

Total Sales           $62,230   100%       $57,987   100%       $61,181    100%
                      =======   ===        =======   ===        =======    ===

(1) For information regarding the amount of sales, operating profit or loss and identifiable assets attributable to each of the Company's geographic areas, see Note 23 to the Consolidated Financial Statements.

      In selling to customers in foreign countries, there are inherent risks not normally present in the case of sales to United States customers, including increased difficulty in identifying and designing systems compatible with purchasers' operational requirements; extended delays under OSS systems contracts in the completion of testing and purchaser acceptance phases and difficulty in the Company's receipt of final payments and political and economic change. In addition, to the extent that the Company establishes facilities in foreign countries, the Company faces risks associated with currency devaluation, inability to convert local currency into dollars, local tax regulations and political instability.

Manufacturing

      The Company's computer-based testing products include the Company's proprietary testing circuitry and computer programs, which provide platform-independent solutions based on UNIX or UNIX compatible operating systems. The testing products also incorporate disk data storage, data terminals ("CRTs"), teleprinters, minicomputers and personal computers (PC's) purchased by the Company. These products are installed and tested by the Company on its customers' premises.

      At present, the Company's manufacturing operations are conducted at facilities located in Glen Cove, New York; Matamoros, Mexico and Seoul, South Korea. The Company from time to time also uses subcontractors to augment various aspects of its production activities and periodically explores the feasibility of conducting operations at lower cost manufacturing facilities located abroad. In pursuing sales opportunities with foreign telephone companies, the Company may locate its production activities in foreign countries which require domestic involvement in the production of equipment purchased for their telephone systems and in foreign countries which, in addition, require full or partial technology transfers to domestic enterprises. In addition, the Company had software development sites in Syosset, New York, Charlotte, North Carolina, and Coventry, United Kingdom.

Source and Availability of Components

      The Company generally purchases the standard components used in the manufacture of its products from a number of suppliers. The Company attempts to assure itself that the components are available from more than one source. The Company purchases the majority of its minicomputers used in its OSS systems from Digital Equipment Corporation ("DEC"). However, the Company could use other computer equipment in its systems if the Company were unable to purchase DEC products. Other components, such as CRTs and teleprinters, used in connecting with the Company's electronic products could be obtained from alternate sources and readily integrated with the Company's products.

Significant Customers

      During the years ended December 31, 1997 and 1996, the Company's five largest customers accounted for sales of $30,633,000, or approximately 49% of sales, and $ 27,807,000, or approximately 48% of sales, respectively. The Company's largest customer is BT. Sales to BT for the year ended December 31, 1997 and 1996 amounted to $13,876,000 and $11,308,000, respectively, or approximately 22% and 20%, respectively, of the Company's sales for such years. Therefore, any significant interruption or decline in sales to BT may have a materially adverse effect upon the Company's operations. During 1996, sales to the Philippines Long Distance Telephone were $7,034,000, or approximately 12% of sales. No other customers account for 10% or more of the Company's sales for either year.

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

Backlog

      At December 31, 1997, the Company's backlog was $19,558,000 compared with approximately $18,296,000 at December 31, 1996. Of the December 31, 1997 backlog, approximately $15,948,000 represented orders from foreign telephone operating companies, including $4,474,000 attributable to the contract with BT. See "Marketing and Sales". The Company expects to ship substantially all of its December 31, 1997 backlog during 1998. However, certain of the Company's OSS contracts provide for deliveries subsequent to December 31, 1998.

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

      The Company competes directly with a number of large and small telephone equipment manufacturers in the United States, with Lucent Technologies
("Lucent") continuing to be the Company's principal United States competitor. Lucent's greater resources, extensive research and development facilities, long-standing equipment supply relationships with the operating companies of the regional holding companies and history of manufacturing and marketing products similar in function to those produced by the Company continue to be significant factors in the Company's competitive environment.

      Currently, Lucent and a number of companies with greater financial resources than the Company produce, or have the design and manufacturing capabilities to produce, products competitive with the Company's products. In meeting this competition, the Company relies primarily on the performance and design characteristics of its products of comparable performance or design, endeavors to offer its products at prices and with warranties that will make its products competitive.

      In connection with overseas sales of its line connecting/protecting equipment, the Company has met with significant competition from United States and foreign manufacturers of comparable equipment and expects this competition to continue. In addition to Lucent, a number of the Company's overseas competitors have significantly greater resources than the Company.

      The Company competes directly with a limited number of substantial domestic and international companies with respect to its sales of OSS systems. In meeting this competition, the Company relies primarily on the features of its line testing equipment, its ability to customize systems and endeavors to offer such equipment at prices and with warranties that will make them competitive.

Research and Development Activities

      During the fiscal years ended December 31, 1997, 1996 and 1995, the Company spent approximately $5,361,000, $3,848,000, and $6,103,000, respectively, on its research and development activities. All research and development was company sponsored and is expensed as incurred.

Employees

      As of February 28, 1998, the Company had 457 employees of which 134 were employed in the United States, 229 in Mexico, 48 in the United Kingdom, 5 in Poland and 41 in Korea. The Company believes that its relations with its employees are good, and it has never experienced a work stoppage. The Company's employees are not covered by collective bargaining agreements, except for its hourly employees in Mexico who are covered by a collective bargaining agreement that expires on December 31, 1998.

Item 2.  Properties

      The  Company  currently  leases   approximately   20,400  square  feet  of
executive, sales, marketing and research and development space located in Syosset, New York; 5,300 square feet of office space used for software development located in Charlotte, North Carolina; and 15,000 square feet of manufacturing space located in Kingsville, Texas. The Company also owns a 31,000 square foot manufacturing and research and development facility located in Glen Cove, New York. These facilities represent substantially all of the Company's office, plant and warehouse space in the United States. The Syosset, New York lease expires December 2000; the Charlotte, North Carolina lease expires in April 1999 and the Kingsville, Texas lease expire December 1999. The aggregate annual rental is approximately $400,000.

      The Company's wholly-owned Mexican subsidiary owns approximately 40,000 square foot manufacturing facility Matamoros, Mexico. A wholly-owned United Kingdom subsidiary owns a 34,261 square foot facility in Coventry, England, which facility comprises all of the Company's office, plant and warehouse space in the United Kingdom.

      The Company believes its properties are adequate for its needs.

Item 3.  Legal Proceedings

      In July 1996, an action was commenced against the Company and certain present and former directors in the Supreme Court of the State of New York, New York County by certain stockholders and warrant holders of the Company who acquired their securities in connection with the acquisition by the Company of Aster Corporation. The complaint alleges breach of contract against the Company and breach of fiduciary duty against the directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $413,000; however, counsel for the plaintiff has advised the Company that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. The Company believes that the defendants have valid defenses to the claims. The action is currently in the discovery stage.

      In July 1996, the Securities and Exchange Commission (the "SEC") issued an order (the "Order") directing a private investigation of the Company to determine whether there has been a violation of Federal securities laws. The SEC indicated to counsel for the Company that the investigation relates to the position of the SEC staff that the independence of the Company's auditors for 1995, KPMG Peat Marwick LLP ("Peat Marwick"), was adversely impacted by certain relationships involving Peat Marwick, on the one hand, and KPMG BayMark Strategies LLC ("BayMark") and Edward R. Olson, the President of BayMark and the Company's former interim president and chief operating officer, on the other hand. Although the Company does not agree with the position of the SEC staff with respect to the independence of Peat Marwick, the Company is cooperating with the SEC's investigation. The Company retained BDO Seidman, LLP to reaudit the Company's 1995 financial statements, which reaudit resulted in no changes to the Company's 1995 financial statements as audited by Peat Marwick. The Company does not believe that the investigation will result in any material liability on the part of the Company. The Company is not aware of any further activity respecting this investigation since November 1996.

Item 4.  Submission of Matters to a Vote of Securities Holders

      During the fourth quarter of 1997, there were no matters required to be submitted to a vote of security holders of the Company.

Item Pursuant to  Instruction 3 of Item 401 (b) of Regulation S-K:

Executive Officers of the Company

Name and Position                                   Age
-----------------                                   ---

William V. Carney                                    60
Chairman of the Board
Chief Executive Officer

Seymour Joffe                                        68
President and
Chief Operating Officer

Michael A. Tancredi                                  68
Senior Vice President
Secretary and Treasurer

Edward B. Kornfeld                                   54
Senior Vice President - Operations
Chief Financial Officer

John J. Gazzo                                        54
Senior Vice President

Prem G. Chandran                                     45
Vice President

Edmund Chiodo                                        43
Vice President

David Rawlings                                       54
Vice President

William Novelli                                      66
Vice President

Gerald Hammond                                       43
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

      Mr. Hammond was elected Vice President in March 1997. Mr. Hammond has been with the Company since 1970. During that time he has held various positions with the Company, most recently as Assistant Vice President of Research and Development.

                                    Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's Common Stock is traded on the American Stock Exchange, Inc. under the symbol PSI. The following table sets forth, for the period January 1, 1996 through December 31, 1997, the quarterly high and low sales prices for the Company's Common Stock on the consolidated transaction reporting systems for American Stock Exchange listed issues. Share prices listed below have been restated to give effect to the one for five reverse stock split which became effective on August 2, 1996.

                                        High              Low
                                        ----              ---

1996     First Quarter                  6  9/16           3  7/16
         Second Quarter                 4 11/16           3  1/8
         Third Quarter                  3  3/4            1  7/8
         Fourth Quarter                 2  1/2            1  1/4

1997
         First Quarter                  2  1/8            1  3/8
         Second Quarter                 2 15/16           1  1/4
         Third Quarter                  5  1/4            2  5/16
         Fourth Quarter                 4  1/4            3

      The Company did not declare or pay any cash dividends in 1997 or 1996. It is the present policy of the Company to retain earnings to finance the growth and development of the business and therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's Amended and Restated Loan and Security Agreement prohibits the Company from paying cash dividends on its Common Stock.

      As of March 5, 1998, the number of holders of record of the Company's Common Stock was approximately 1,560.

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

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                      1997           1996            1995            1994            1993
                                                      ----           ----            ----            ----            ----
                                                                     (In thousands, except per share data)
Income Statement Data:

Sales                                              $ 62,230        $ 57,987        $ 61,181        $ 68,985        $  68,141
Operating income (loss)                               6,101           3,982         (19,884)        (17,541)          (3,916)

Debt conversion expense                             (11,458)           --              --              --               --

Income (loss) before discontinued
   operations and extraordinary item                 (7,021)          1,252         (29,297)        (39,995)          (7,493)

Net income (loss)                                    (6,899)          5,174         (31,041)        (39,995)          (9,545)

Basic per share amounts*:
   Continuing operations                           $  (2.26)       $   0.57        $ (20.05)       $ (27.51)       $   (5.29)
   Net income (loss)                               $  (2.22)       $   2.37        $ (21.25)       $ (27.51)       $   (6.74)

Diluted per share amounts*:
   Continuing operations                           $  (2.26)       $   0.23        $ (20.05)       $ (27.51)       $   (5.29)
   Net income (loss)                               $  (2.22)       $   0.94        $ (21.25)       $ (27.51)       $   (6.74)

Cash dividends declared                                --              --              --              --               --

Number of shares used in
   calculating net income (loss)
   per share-basic                                    3,111           2,184           1,461           1,454            1,416

Number of shares used in
   calculating net income (loss)
   per share-diluted                                  3,111           5,528           1,461           1,454            1,416

Balance Sheet Data:

Total assets                                       $ 51,000        $ 51,660        $ 60,591        $ 84,963        $ 109,948

Long-term debt excluding current
   maturities                                      $ 18,858        $ 45,804        $ 55,389        $ 57,310        $  49,931

Stockholders' equity (deficit)                     $  6,813        $(19,702)       $(29,323)       $  1,525        $  39,841

* Income or loss per share for years prior to 1997 have been restated in accordance with the requirements of FASB No. 128.

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

      The Company's consolidated statements of operations for the three years ended December 31, 1997, 1996 and 1995, respectively, as a percentage of sales follows:

                                                     Years Ended December 31,
                                                     ------------------------
                                                  1997        1996         1995
                                                  ----        ----         ----

Sales                                              100%        100%        100%
Cost of sales                                       61%         63%         92%
                                                  ----        ----        ----
  Gross Profit                                      39%         37%          8%
Selling, general and
administrative expenses                             20%         23%         27%
Research and development expenses                    9%          7%         10%
Litigation settlement                               --          --           2%
Write down of net assets sold                       --          --           1%
                                                  ----        ----        ----
   Operating income (loss)                          10%          7%        (33%)
Interest expense                                    (5%)        (9%)       (14%)
Gain on sale of assets                              --           4%-        --
Other                                                2%          1%         (1%)
Debt conversion expense                            (19%)        --          --
                                                  ----        ----        ----
Income (loss) from continuing
   operations before income
   taxes and minority interest                     (12%)         3%        (47%)
Income tax expense (benefit)
   and minority interest                            (1%)         1%         -%
                                                  ----        ----        ----
Income (loss) before discontinued
   operations and extraordinary gain               (11%)         2%        (48%)
Provision for loss on disposal
   of discontinued operations                       --          --           6%
Extraordinary gain on early
extinguishment of debt                              --           7%          3%
                                                  ----        ----        ----
Net income (loss)                                  (11%)         7%        (51%)
                                                  ====        ====        ====

Results of Operations

Years Ended December 31, 1997 and 1996

      The Company's sales for 1997 were $62,230,000 compared to $57,987,000 in 1996, an increase of $4,243,000 (7%). The increase in revenue is attributed to improvement in all of the Company's divisions.

      OSS  sales  for  1997  were   $29,561,000,   compared  to  1996  sales  of
$26,804,000, an increase of $2,757,000 (10%). The increased sales relate primarily to higher volumes generated from the installation of the OSS systems to the existing customer base.

      Line connection/protection equipment sales for 1997 increased approximately $504,000 (2%) from $23,249,000 in 1996 to $23,753,000 1997. This increase relates to improved domestic sales, which were offset by decreased sales of a certain product line to BT. During 1997, the Company completed delivery of products to BT under a prior agreement and commenced delivery of a replacement product. The decline reflected both a decline in the number of units sold and a lower selling price per unit for the replacement product. At December 31, 1997, the orders from BT for this product reflect a continuation of sales at the reduced level.

      Signal processing revenue for 1997 compared to 1996 increased by $683,000 (9%) from $7,597,000 to $8,280,000. The increased revenue was generated from the earlier than anticipated completion of military orders and non-recurring revenue from certain engineering services.

      Cost of sales for the year ended December 31, 1997, as a percentage of sales compared to 1996, decreased from 63% to 61%. The improvement in gross margin is attributed to the Company's continuing effort to increase manufacturing productivity and the absorption, over a larger revenue base, of certain fixed expenses associated with the OSS contracts.

      Selling, general and administration expenses decreased by $748,000 (6%) from $13,566,000 to $12,818,000 from December 31, 1997 compared to 1996. The decrease reflects the Company's continuing efforts to reduce its costs and expenses.

      Research and development expenses increased by $1,513,000 (39%) from $3,848,000 in 1996 to $5,361,000 in 1997. The increased expenses results from the Company's efforts to develop new products, primarily related to the OSS business.

      As a result of the above, the Company had operating income of $6,101,000 in 1997 versus $3,982,000 in 1996, an increase of 53%. The Company's operating improvement for the year ended December 31, 1997, when compared to the year ended December 31, 1996, were the results of increased revenue which allowed for greater manufacturing efficiencies, and the reduced level of selling, general and administrative expenses.

      Interest expense for 1997 decreased by $1,949,000 from $5,328,000 for 1996 to $3,379,000 in 1997. The decrease in interest expense is attributable primarily to the exchange of the Company's Debentures for the Notes and common stock, which occurred primarily in the first and second quarters of 1996, and repayment of principal to the Company's senior lender. In addition, during 1996, the Company incurred additional interest expense resulting from recognition of certain deferred borrowing costs related to its loans from its senior lender.

      Other income for 1997 included  $700,000  from the final  settlement of an
insolvency   procedure   involving  the  purchaser  of  the  Company's   Israeli
operations, which the Company sold in 1992.

      During 1997, the Company recorded debt conversion expenses of $11,458,000 as a result of the exchange of Notes into common stock. The debt conversion expense represents the difference between the original conversion price per share of $6.55 and the reduced conversion price per share of $3.65. In addition, in connection with the transaction the Company incurred legal expenses of $234,000 and incurred expenses valued at $578,000 related to the issuance of common stock and warrants (see Notes to Consolidated Financial Statements, Note
8).

      During 1997 and 1996, the Company recorded an extraordinary gain from the early extinguishment of its Debentures of $122,000 and $3,922,000, receptively (see Notes to Consolidated Financial Statements, Note 8).

      At December 31, 1997, based upon year-end tax calculations, the Company recorded an income tax benefit of $585,000, reflecting the difference between a $802,000 deferred tax asset and the Company's tax expenses of $217,000, at December 31, 1997.

      As the result of the foregoing, the Company incurred a net loss of $6,899,000, $2.22 per share, for 1997, compared with net income of $5,174,000, $2.37 per basic share and $0.94 per diluted share, for the year ended December 31, 1996. Basic earnings (loss) per share are based on the weighted average number of shares outstanding. Diluted earnings (loss) per share are based on weighted average number of shares outstanding plus dilutive potential common shares. The calculation of the diluted earnings per share for the year ended December 31, 1996, assumes the conversion of the Notes which are dilutive. For 1997, no dilutive potential shares of common stock were added to compute diluted loss per share because the effect is anti-dilutive.

Results of Operations

Years Ended December 31, 1996 and 1995

      The Company's sales for 1996 were $57,987,000 compared to $61,181,000 in 1995, a decrease of $3,194,000 (5%). The 1995 sales include sales of $6,513,000 from the Company's fiber optics business unit which was sold in March 1996. Sales of fiber optics products were $447,000 in 1996 prior to the sale. Therefore, sales, exclusive of fiber optics products, increased by $2,872,000 (5.3%) from 1995. OSS net revenue decreased by $2,184,000 for 1996 reflecting lower levels of sales of the Company's Korea joint venture, as well as reduced sales to BT that was partially offset by increased sales in Asia and Europe. Line connection/protection equipment revenue for 1996 increased approximately $2,448,000 reflecting improved domestic sales, as well as increased sales of such equipment to BT. Signal processing revenue for 1996 increased by $2,740,000 due to the Company's improved cash position in 1996, which enabled the completion of backlog orders on an accelerated basis.

      As a result of the sale of the fiber optics business unit, the Company extended its credit agreement with Foothill which provided funds to enable the Company to procure materials to satisfy outstanding orders during 1996. This positively affected revenue for all operating units in 1996.

      Cost of sales for the year ended December 31, 1996, as a percentage of sales compared to 1995, decreased from 92% to 63%. This improvement in gross margin is attributed to manufacturing efficiencies created by the ability to obtain raw materials on a consistent basis, improved management and more efficient utilization of personnel, and the elimination of under utilized facilities associated with the fiber optics business.

      Selling, general and administration expenses decreased by $2,990,000 (18%) from $16,556,000 to $13,566,000 from 1996 compared to 1995. This decrease is due to the elimination of the expenses as related to the fiber optics business unit and the Company's continuing efforts to reduce costs and expenses.

      Research and development expenses decreased by $2,255,000 (37%) from $6,103,000 to $3,848,000 from 1996 compared to 1995. This reduced cost reflects the Company's efforts to streamline its operations by focusing on those projects with the highest potential for success and to a lesser extent, the elimination of expenses related to fiber optics business unit.

      The sale of the fiber optics business benefited the Company by allowing it to close two facilities, with a resultant decrease in personnel and overhead costs. Moreover, the sale also enabled the Company to amend and extend its agreement with its senior lender, Foothill Capital Corp. ("Foothill") and make a significant payment to Foothill, which reduced its ongoing interest costs as described below.

      As a result of the above, the Company had operating income of $3,982,000 in 1996 versus an operating loss of $19,884,000 in 1995. The Company's operating improvement for 1996, when compared to 1995, was the result of its continuing efforts to bring its costs and expenses in line with its current level of sales and the sale of the fiber optics business unit.

      Interest expense decreased for 1996 by $3,156,000 from $8,484,000 for 1995 to $5,328,000 in 1996. This change is attributable primarily to a decrease in interest expense related to the exchange of the Company's 6% Debentures and repayment of principal to the Company's senior lender from the proceeds of the sale of the fiber business and the sale of common stock received in respect of the sale of its discontinued Israeli operations described in the next paragraph.

      During 1996, the Company received $3,456,000 from the sale of common stock the settlement of the insolvensy proceeding involving the purchaser of the discontinued Israeli operations. The sale of such stock resulted in a gain of $2,264,000 which is reflected as a gain on the sale of assets. During 1995, the Company recorded a $3,500,000 loss from the sale of this discontinued Israeli operation.

      During 1996, the Company recorded a $3,922,000 extraordinary gain from the early extingushment of approximately 94% of its Debentures. During 1995, the Company recorded an extraordinary gain of $1,756,000 arising from the Company's repurchase and retirement of $3,900,000 of its Debentures.

      As the result of the foregoing, the Company generated net income of $5,174,000, $2.37 per basic share ($0.94 per diluted share), for 1996, compared with a net loss of $31,041,000, $21.25 per share (basic and diluted), for 1995. Basic earnings (loss) per share are based on the weighted average number of shares outstanding. Diluted earnings (loss) per share are based on weighted average number of shares outstanding plus dilutive potential common shares. The calculation of the diluted earnings per share for the year ended December 31, 1996, assumes the conversion of the Notes which are dilutive. For 1995, no dilutive potential shares of common stock were added to compute diluted loss per share because the effect is anti-dilutive.

      The significant improvement in the operations of the Company in 1996 is the result of several factors including: the sale of the non-profitable fiber optics business unit, amendment and extension of the Company's loan and security arrangement with its senior lender, restructuring of the management team, as well as, overall greater efficiencies in the Company's manufacturing operations.

Liquidity and Capital Resources

      At December 31, 1997 the Company had cash and cash equivalents of $5,091,000 compared with $2,584,000 at December 31, 1996. The Company's working capital at December 31, 1997 was $6,254,000, compared to $4,115,000 at December 31, 1996. The improvement in working capital from December 31, 1996 to December 31, 1997 reflects the effects of positive cash flow generated from the Company's operations as well as the conversion of $23,400,000 of debt into equity and the amendment and extension of the Company's agreement with Foothill.

      As of November 30, 1997, the Company's loan and security agreement with its senior secured lender, Foothill, was amended and extended. Pursuant to the amendment, the loan and security agreement was extended from November 1998 to August 1999, and the Company's availability under its revolving line of credit and its letter of credit facility was combined to total $9,000,000. During 1997, the Company repaid $2,707,000 to Foothill. Subsequent to December 31, 1997, the Company repaid Foothill an additional $2,950,000 from the proceeds of its 12 % Subordinated Note private placement as described below.

      As of December 31, 1997, the Company had remaining outstanding $1,758,000 of the 6% Debentures, net of original issue discount of $137,000. The face amount of the outstanding 6% Debentures was $1,895,000. Subsequent to December 31, 1997, the Company issued approximately 388,000 shares of common stock in exchanged for cancellation of $1,510,000 of principal amount of Debentures and accrued interest.

      The interest accrued on the 6% Debentures is payable on July 1 of each year and as of December 31, 1997 was $398,000. At December 31, 1997, the Company has failed to make the interest payments due in 1997, 1996 and 1995. Accordingly, the 6% Debentures are classified as a current liability at December 31, 1997 and 1996.

      During 1997, the Company amended the terms of its Zero Coupon Notes due January 2, 1998 (the "Notes") by reducing the conversion price to $3.65 per share from $6.55 per share and issuing additional shares under certain circumstances. The amended terms became effective on November 13, 1997. As of December 31, 1997, Notes in the principal amount of approximately $23,400,000 were converted into approximately 6,412,000 shares of common stock. The conversion of the Notes into common stock reduced debt by $23,400,000, increased equity by $34,049,000 and resulted in a primarily non-cash charge to earnings of $11,458,000. As of December 31, 1997, $2,796,000 of the Notes remained outstanding, which were paid on the January 2, 1998 maturity date (See Notes to Consolidated Financial Statements, Note 8).

      In January 1998, the Company raised $6,000,000 from the private placement of 60 units at $100,000 per unit. Each unit consisted of (a) the Company's 12 % Subordinated Note due January 3, 2000 (a "12% Note), in the principal amount of $100,000, and (b) a Series B Common Stock Purchase Warrant (a "Series B Warrant") to purchase 10,000 shares of Common Stock at $3.00 per share through December 31, 2002. The proceeds from the sale of the Units was used principally to pay the remaining $2,796,000 principal amount of Notes which had not been converted (See Notes to Consolidated Financial Statements, Note 8) and to reduce the Company's senior debt to Foothill by approximately $2,950,000 (See Notes to Consolidated Financial Statements, Note 7). The balance of such proceeds was added to working capital.

      The Company believes that its current cash position, internally generated cash flow and its loan facility will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

Year 2000 Issue

      Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This is refered to the as the "Year 2000 Issue." Management has initiated a Company wide program to prepare the Company's computer systems and applications for year 2000 compliance. The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000. The Company expects to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is still being evaluated, but is not expected to be material to the Company.

Item 8. Financial Statements and Supplementary Data.

      See Exhibit I

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

      Not Applicable

                                    Part III

Item 10, 11, 12, and 13.

      The information called for by Item 10 (Directors and Executive  Officers),
Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 1997.

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

(b)   Reports on Form 8-K

      A current report on form 8-K (Item 5), dated January 2, 1998, was filed.

(c)   Exhibits

   Exhibit No.  Description of Exhibit
   -----------  ----------------------

        3.1 Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 4(a) of the Company's Annual Report on Form 10K for the year ended December 31, 1991.

        3.2 Certificate of Designation of Series B Participating Convertible Preferred Stock, incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        3.3 By-laws of the Company, as amended to date, incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

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

   Exhibit No.  Description of Exhibit
   -----------  ----------------------

        4.2.1 Amendment No. 1 to Rights Agreement, dated July 28, 1993 between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company) as Rights Agent, incorporated by reference to the Company's Registration Statement on Form 8-A/A filed August 4, 1993.

        4.2.2 Amendment No. 2 to Rights Agreement, dated December 24, 1997 between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company) as Rights Agent.

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

        4.7 Amendment Number One dated February 13, 1995 to the Amended and Restated Loan and Security Agreement dated as of November 28, 1994 between the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        4.7.1 Letter Agreement dated as of February 13, 1995, incorporated by reference to Exhibit 4.7.1 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        4.7.2   Amendment  Number Two dated  March 30,  1995 to the  Amended and
                Restated Loan and Security Agreement dated as of November 28, 1994 between the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 4.7.2 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        4.8 Secured Promissory Note dated November 28, 1994 made by the Company in favor of Foothill Capital Corporation, incorporated by reference to Exhibit 4 to the Company's Current Report on Form 8-K dated November 30, 1994.

   Exhibit No.  Description of Exhibit
   -----------  ----------------------

        4.9 Amended and Restated Secured Promissory Note dated February 13, 1995, incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        4.10 Deferred Funding Fee Note dated November 28, 1994 made by the Company in favor of Foothill Capital Corporation, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated November 30, 1994.

        4.11 Amendment Number Three to Amended and Restated Loan and Security Agreement dated March 12, 1996, between the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        4.12 Warrant to Purchase Common Stock of the Company dated November 28, 1994 executed by the Company in favor of Foothill Capital Corporation, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated November 30, 1994.

        4.12.1 Amendment Number One to Warrant to Purchase Common Stock of the Company dated as of February 13, 1995 executed by the Company in favor of Foothill Capital Corporation, incorporated by reference to Exhibit 4.12.1 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

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

   Exhibit No.  Description of Exhibit
   -----------  ----------------------

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

        4.20 Security Agreement, dated as of July 16, 1993, made by Woo Shin Electro-Systems Company to Chemical Bank, incorporated by reference to Exhibit 4(b)(iv) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

        4.21 Indenture dated as of November 30, 1995, between the Company and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.21 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        4.22 Supplemental Indenture dated as of October 10, 1997 between the Company and American Stock Transfer & Trust Company, incorporated by reference to Exhibit 4.22 of the Company's Form 8-K dated October 10, 1997.

        4.23 Amendment No. Five dated as of November 30, 1997, to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company, including amendments to the warrants held by Foothill, incorporated by reference to Exhibit
                4.23 of the Company's Form 8-K dated January 2, 1998.

        10.1 Form of Split Dollar Agreement--more than ten years, incorporated by reference to Exhibit 19(d) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

        10.2 Form of Split Dollar Agreement--less than ten years, incorporated by reference to Exhibit 19(e) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

        10.3 Form of Amendment No. 1 to Split Dollar Agreement--less than ten years--Acceleration upon change of control, incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

        10.4 Form of Executive Salary Continuation Agreement, incorporated by reference to Exhibit 19(cc) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

        10.5 Agreement dated as of January 1, 1990 between the Company and Alpha Risk Management, Inc., incorporated by reference to
                Exhibit 10(k) of the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

   Exhibit No.  Description of Exhibit
   -----------  ----------------------

        10.6 Agreement dated May 25, 1988 between British Telecommunications plc and the Company, incorporated by reference to Exhibit 19(a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988. Confidential Treatment granted; document filed separately with the SEC.

        10.6.1 Amendment to agreement of May 25, 1988, dated September 1, 1996, between British Telecommunications plc and the Company, incorporated by reference to Exhibit 10.6.1 of the Company's annual report on Form 10-K for the year ended December 31, 1996.

        10.7 Lease dated December 17, 1990 between the Company and LBA properties, Inc., incorporated by reference to Exhibit 10(d) of the Company's annual report on Form 10-K for the year ended December 31, 1990.

        10.8 Asset Purchase Agreement dated as of March 6, 1996 by and among Augat Inc., Porta Systems Corp. and certain of its subsidiaries, incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        10.9 Form of Employment Contract dated October 2, 1995 between the Company and KPMG BayMark Strategies LLC's Crisis Management Group, incorporated by reference to Exhibit 10.9 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        10.9.1 Amendment dated December 18, 1996 between the Company and KPMG BayMark Strategies LLC's Crisis Management Group.

        10.10 Form of Employment Contract dated October 16, 1995 between the Company and Edward B. Kornfeld, incorporated by reference to
                Exhibit 10.10 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        10.11   (Deleted)

        10.12 Form of Executive Salary Continuation Agreement dated October 16, 1995 between the Company and Edward B. Kornfeld, incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        10.13 Form of Employment Contract dated October 9, 1996 between the Company and Seymour Joffe.

        10.14 1996 Stock Option Plan filed as Exhibit A to the Proxy Statement for the 1996 Annual Meeting to Stockholders and incorporated herein by reference.

        10.15 Form of subscription agreement for Units, including the form of 12% Note, Series B Warrant and Series C Warrant, incorporated by reference to Exhibit 10.15 of the Company's Form 8-K dated January 2, 1998.

   Exhibit No.  Description of Exhibit
   -----------  ----------------------

        10.16 Agreement dated January 26, 1998, among the Company and Henley Group, Ltd., Woodstead Associates, L.P., Lake Trust and Smith Management Company, Inc. incorporated by reference to Exhibit
                10.16 of the Company's Form 8-K dated January 2, 1998.

        22.1    Subsidiaries  of  the  Company,  incorporated  by  reference  to
                Exhibit 22.1 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        23      Consent of Independent Auditors.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PORTA SYSTEMS CORP.

      Dated March 17, 1998                      By  /s/ William V. Carney
                                                    ----------------------------
                                                      William V. Carney
                                                      Chairman of the Board and
                                                      Chief Executive Officer

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

         Signature                         Title                       Date
         ---------                         -----                       ----

     /s/William V. Carney           Chairman of the Board,        March 17, 1998
------------------------------      Chief Executive Officer
        William V. Carney           and Director (Principal
                                    Executive Officer)

     /s/Edward B. Kornfeld          Senior Vice President and     March 17, 1998
------------------------------      Chief Financial Officer
        Edward B. Kornfeld          (Principal Financial and
                                    Accounting Officer)

     /s/Seymour Joffe               Director                      March 17, 1998
------------------------------
        Seymour Joffe

     /s/Michael A. Tancredi         Director                      March 17, 1998
------------------------------
        Michael A. Tancredi

     /s/Howard D. Brous             Director                      March 17, 1998
------------------------------
        Howard D. Brous

     /s/Warren H. Esanu             Director                      March 17, 1998
------------------------------
        Warren H. Esanu

     /s/Herbert H. Feldman          Director                      March 17, 1998
------------------------------
        Herbert H. Feldman

     /s/Stanley Kreitman            Director                      March 17, 1998
------------------------------
        Stanley Kreitman

     /s/Lloyd I. Miller, III        Director                      March 17, 1998
------------------------------
        Lloyd I. Miller, III

     /s/Robert Shreiber             Director                      March 17, 1998
------------------------------
        Robert Shreiber

Exhibit I

Item 8.  Financial Statements and Supplementary Data

Index                                                                       Page
-----                                                                       ----
Report of Independent Certified Public Accountants                          F-2

Consolidated Financial Statements and Notes:

     Consolidated Balance Sheets,
     December 31, 1997 and 1996                                             F-3

     Consolidated Statements of Operations,
     Years Ended December 31, 1997, 1996 and 1995                           F-4

     Consolidated Statements of Stockholders'
     Equity (Deficit), Years Ended
     December 31, 1997, 1996 and 1995                                       F-5

     Consolidated Statements of Cash Flows
     for the Years Ended December 31, 1997,
     1996 and 1995                                                          F-6

     Notes to Consolidated Financial Statements                             F-7

               Report of Independent Certified Public Accountants

The Board of Directors and
Stockholders of Porta Systems Corp.:

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                    /s/ BDO SEIDMAN, LLP
                                                    ---------------------------
                                                    BDO SEIDMAN, LLP

Mitchel Field, New York
March 9, 1998

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                             (Dollars in thousands)

                                 Assets                       1997        1996
                                                              ----        ----
Current assets:
    Cash and cash equivalents                               $  5,091      2,584
    Accounts receivable - trade, less allowance for
    doubtful accounts of $1,058 in 1997 and $1,550
    in 1996                                                   14,891     16,034
    Inventories                                                8,159      7,424
    Prepaid expenses and other current assets                  1,266        782
    Other receivables                                           --          531
                                                            --------     ------
                  Total current assets                        29,407     27,355
                                                            --------     ------

Property, plant and equipment, net                             4,667      5,457
Deferred computer software, net                                  543      1,676
Goodwill, net of amortization of $3,301 in 1997 and
  $2,503 in 1996                                              12,059     12,522
Other assets                                                   4,324      4,650
                                                            --------     ------
                  Total assets                              $ 51,000     51,660
                                                            ========     ======

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Convertible subordinated debentures                     $  1,758      2,096
    Current portion of senior debt                             1,900        750
    Accounts payable                                           5,796      6,056
    Accrued expenses                                           8,656      9,004
    Accrued interest payable                                     398        583
    Accrued commissions                                        2,444      2,708
    Accrued deferred compensation                              1,228      1,232
    Income taxes payable                                         853        780
    Short-term loans                                             120         31
                                                            --------     ------
                  Total current liabilities                   23,153     23,240
                                                            --------     ------

Senior debt                                                   12,978     16,835
Zero coupon senior subordinated convertible notes              2,796     25,885
Notes payable net of current maturities                        3,084      3,084
Income taxes payable                                             649        802
Other long-term liabilities                                      487        653
Minority interest                                              1,040        863
                                                            --------     ------
                  Total long-term liabilities                 21,034     48,122
                                                            --------     ------

Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock, no par value;  authorized
    1,000,000 shares,  none issued                                --         --
    Common stock,  par value $.01; authorized
    20,000,000 and 40,000,000 shares, issued
    8,644,304 and 2,223,861 shares in 1997 and
    1996, respectively                                            86         22
    Additional paid-in capital                                70,926     36,561
    Foreign currency translation adjustment                   (4,027)    (3,012)
    Accumulated deficit                                      (57,799)   (50,900)
                                                            --------     ------
                                                               9,186    (17,329)
    Treasury stock, at cost, 33,340 shares                    (2,066)    (2,066)
    Receivable for employee stock purchases                     (307)      (307)
                                                            --------     ------
                  Total stockholders' equity (deficit)         6,813    (19,702)
                                                            --------     ------
                  Total liabilities and stockholders'
                    equity (deficit)                        $ 51,000     51,660
                                                            ========     ======

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 1997, 1996 and 1995
                    (in thousands, except per share amounts)

                                                     1997      1996       1995
                                                     ----      ----       ----
Sales                                             $ 62,230    57,987     61,181
Cost of sales                                       37,950    36,591     56,444
                                                  --------    ------     ------
     Gross profit                                   24,280    21,396      4,737
                                                  --------    ------     ------
Selling, general and administrative expenses        12,818    13,566     16,556
Research and development expenses                    5,361     3,848      6,103
Litigation settlement                                 --        --        1,100
Write-down of net assets held for sale to net
  realizable value                                    --        --          862
                                                  --------    ------     ------
     Total expenses                                 18,179    17,414     24,621
                                                  --------    ------     ------
     Operating income (loss)                         6,101     3,982    (19,884)
Interest expense                                    (3,379)   (5,328)    (8,484)
Interest income                                        259       136         87
Gain on sale of assets                                --       2,264       --
Other income (expense), net                          1,047       402       (884)
Debt conversion expense                            (11,458)     --         --
                                                  --------    ------     ------
     Income (loss) from continuing operations
     before income taxes and minority interest      (7,430)    1,456    (29,165)
Income tax expense (benefit)                          (585)      100         30
Minority interest                                      176       104        102
                                                  --------    ------     ------
     Income (loss) before discontinued operations   (7,021)    1,252    (29,297)
Provision for loss on disposal of discontinued
  operations                                          --        --       (3,500)
                                                  --------    ------     ------
     Income (loss) before extraordinary item        (7,021)    1,252    (32,797)
Extraordinary gain on early extinguishment
  of debt                                              122     3,922      1,756
                                                  --------    ------     ------
     Net income (loss)                            $ (6,899)    5,174    (31,041)
                                                  ========    ======     ======
Basic per share amounts:
   Continuing operations                          $  (2.26)     0.57     (20.05)
   Discontinued operations                            --        --        (2.40)
   Extraordinary item                                 0.04      1.80       1.20
                                                  --------    ------     ------
     Net income (loss) per share
     of common stock                              $  (2.22)     2.37     (21.25)
                                                  ========    ======     ======
   Weighted average shares of common stock
     outstanding                                     3,111     2,184      1,461
                                                  ========    ======     ======
Diluted per share amounts:
   Continuing operations                          $  (2.26)     0.23     (20.05)
   Discontinued operations                            --        --        (2.40)
   Extraordinary item                                 0.04      0.71       1.20
                                                  --------    ------     ------
     Net income (loss) per share
     of common stock                              $  (2.22)     0.94     (21.25)
                                                  ========    ======     ======
   Weighted average shares of common stock
     outstanding                                     3,111     5,528      1,461
                                                  ========    ======     ======

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 1997, 1996 and 1995
                                 (In thousands)

                                                                                                       Receivable     Total
                                      Common Stock                   Foreign     Retained                  for       Stock-
                                   ------------------- Additional   Currency     Earnings               Employee     holders'
                                   No. of    Par Value   Paid-in   Translation (Accumulated  Treasury     Stock      Equity/
                                   Shares      Amount    Capital   Adjustment    Deficit)      Stock    Purchases   (Deficit)
                                   ------      ------    -------   ----------    --------      -----    ---------   ---------
Balance at December 31, 1994        1,492        15      32,948     (4,031)      (25,033)    (1,938)      (436)         1,525

Net loss 1995                           -         -           -          -       (31,041)         -          -        (31,041)
Warrants issued                         -         -         360          -             -          -          -            360
Write off of receivable for
   employee stock purchases             -         -           -          -             -       (128)       129              1
Foreign currency translation
   adjustment                           -         -           -       (168)            -          -          -           (168)
                                    -----       ---     -------    -------      --------    -------      -----       --------
Balance at December 31, 1995        1,492        15      33,308     (4,199)      (56,074)    (2,066)      (307)       (29,323)

Net income 1996                         -         -           -          -         5,174          -          -          5,174
Stock issued                          732         7       2,873          -             -          -          -          2,880
Warrants issued                         -         -         380          -             -          -          -            380
Foreign currency translation
   adjustment                           -         -           -      1,187             -          -          -          1,187
                                    -----       ---     -------    -------      --------    -------      -----       --------
Balance at December 31, 1996        2,224       $22     $36,561    $(3,012)     $(50,900)   $(2,066)     $(307)      $(19,702)

Net loss 1997                           -         -           -          -        (6,899)         -          -         (6,899)
Stock issued                        6,420        64      34,001          -             -          -          -         34,065
Warrants issued                         -         -         364          -             -          -          -            364
Foreign currency translation
   adjustment                           -         -           -     (1,015)            -          -          -         (1,015)
                                    -----       ---     -------    -------      --------    -------      -----       --------
Balance at December 31, 1997        8,644       $86     $70,926    $(4,027)     $(57,799)   $(2,066)     $(307)      $  6,813
                                    =====       ===     =======    =======      ========    =======      =====       ========

           See accompanying notes to consolidated financial statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Note 23)
                  Years ended December 31, 1997, 1996 and 1995
                             (Dollars in thousands)

                                                                              1997        1996      1995
                                                                              ----        ----      ----
Cash flows from operating activities:
    Net income (loss)                                                       $ (6,899)     5,174    (31,041)
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Loss on disposal of discontinued operations                           --         --        3,500
          Gain on sale of assets                                                --       (2,264)      --
          Gain on extinguishment or refinancing of indebtedness                 (122)    (3,922)    (1,756)
          Non-cash debt conversion expense                                    10,646       --         --
          Non-cash financing costs                                               274      2,280      2,698
          Realized gain on litigation settlement                                (229)      (174)      --
          Depreciation and amortization                                        3,040      3,941      7,015
          Write off of employee notes receivable                                --         --            1
          Amortization of discount on convertible subordinated debentures         40        104        603
          Minority interest                                                     (176)       104        102
    Changes in operating assets and liabilities:
       Accounts receivable                                                     1,143     (3,408)     1,338
       Inventories                                                              (735)     1,555      9,700
       Prepaid expenses                                                         (484)      (123)      (773)
       Other receivables                                                          31       --         --
       Other assets                                                             (122)      (743)     1,916
       Accounts payable, accrued expenses and other liabilities                 (999)    (1,788)     4,167
                                                                               -----      -----     ------
                  Net cash provided by (used in) operating activities          5,408        736     (2,530)
                                                                               -----      -----      -----

Cash flows from investing activities:
    Proceeds from disposal of assets held for sale, net                          500      7,393       --
    Proceeds from sale of assets                                                --        3,456       --
    Capital expenditures, net                                                   (409)      (125)    (1,749)
                                                                                -----     -----      -----
                  Net cash provided by (used in) investing activities             91     10,724     (1,749)
                                                                                -----    ------      -----

Cash flows from financing activities:
    Proceeds from senior debt                                                    306      1,343      5,781
    Repayments of senior debt                                                 (3,013)   (10,403)    (2,500)
    Proceeds (Repayments) of notes payable/short-term loans                       89       (337)      --
                                                                               -----      -----      -----
                  Net cash provided by (used in) financing activities         (2,618)    (9,397)     3,281
                                                                               -----      -----      -----
Effect of exchange rate changes on cash                                         (374)      (588)      (225)
Increase (decrease) in cash and cash equivalents                               2,507      1,475     (1,223)
Cash and equivalents - beginning of year                                       2,584      1,109      2,332
                                                                               -----      -----      -----

Cash and equivalents - end of year                                          $  5,091      2,584      1,109
                                                                            ========      =====      =====

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1997 and 1996

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

    Revenue Recognition

    Revenue, from other than contracts for specialized  products,  is recognized when a product is shipped. Revenues and earnings relating to long-term contracts for specialized products are recognized on the percentage-of-completion basis primarily measured by the attainment of milestones. Anticipated losses, if any, are recognized in the period in which they are identified.

    Concentration of Credit Risk

    Financial   instruments,   which   potentially   subject   the   Company  to
      concentrations of credit risk, consist principally of cash and accounts receivable. At times such cash in banks are in excess of the FDIC insurance limit.

    As discussed in note 19, substantial portions of the Company's sales are to customers in foreign countries. The Company's credit risk with respect to these customers is mitigated by obtaining letters of credit for a substantial portion of the contract price, and by monitoring credit exposure with each customer.

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

    Deferred Computer Software

    Software costs incurred for specific customer  contracts are charged to cost of sales at the time revenues on such contracts are recognized. Software development costs relating to products the Company offers for sale are deferred in accordance with Statement of Financial Accounting Standards
      (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". These costs are amortized to cost of sales over the periods that the related product will be sold, up to a maximum of four years. Amortization of computer software costs, which all relate to products the Company offers for sale, amounted to approximately $1,133,000, $1,551,000 and $3,171,000 in 1997, 1996, and 1995,
      respectively.

    Goodwill

    Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis over 20 to 40 years. At December 31, 1997, $9,892,000 of the goodwill is being amortized over approximately 20 years and $2,167,000 is being amortized over 40 years. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future cash flows from the related businesses.

    Income Taxes

    Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Further, the effects of enacted tax law or rate changes are included in income as part of deferred tax expense or benefit for the period that includes the enactment date (note 15).

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    Earnings (Loss) Per Share

    In 1997 the  Company   adopted  the  FASB  issued   Statement  of  Financial
      Accounting Standard No. 128, "Earnings Per Share." This pronouncement provides for the calculation of Basic and Diluted earnings per share.
      Earnings per share presented for 1996 and 1995 have been restated to reflect the adoption of this pronouncement.

    Basic earnings (loss) per share are based on the weighted average number of shares outstanding. Diluted earnings (loss) per share are based on the weighted average number of shares outstanding plus dilutive potential shares of common stock, if such shares had been issued. The calculation of diluted earnings per shares for the year ended December 31, 1996, assumes the conversion of the Zero coupon senior subordinated convertible notes which are dilutive. For 1997 and 1995, no dilutive potential common shares were added to compute diluted loss per share because the effect is anti-dilutive.

    All share and per share information have been restated to give effect to the one for five reverse stock split effective August 2, 1996.

    Reclassifications

    Certain   reclassifications   have  been  made  to  conform   prior   years'
      consolidated financial statements to the 1997 presentation.

    Accounting for Stock-Based Compensation

    The Company follows the Statement of Financial  Accounting Standard No. 123,
      "Accounting for Stock-Based Compensation". The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro-forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

    Accounting for the Impairment of Long-Lived Assets

    The Company follows the Statement of Financial  Accounting Standard No. 121,
      "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company believes that there is no impairment of its long-lived assets.

    Use of Estimates

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable, inventory reserves, percentage of completion for long-term contracts, and the deferred tax asset valuation allowance. Actual results could differ from those and other estimates.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    New Accounting Standards

    In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

    Statement of Financial  Standards (SFAS) No. 130,  "Reporting  Comprehensive
      Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

    SFAS No. 131,  "Disclosures  About  Segments  of an  Enterprise  and Related
      Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises reports information about operating segments in interim financial statements issued to the public. It also establishes standards regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

    Both of these standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

(2) Accounts Receivable

    Accounts receivable included approximately $0 and $900,000 at December 31, 1997 and 1996, respectively, of revenues earned but not yet contractually billable relating to long-term contracts for specialized products. All such amounts at December 31, 1996 were billed in 1997. The allowance for doubtful accounts receivable was $1,058,000 and $1,550,000 as of December 31, 1997 and 1996, respectively. The allowance for doubtful accounts was increased by provisions of $107,000, $553,000, and $864,000 and decreased by write-offs of $599,000, $254,000, and $198,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3) Inventories

    Inventories consist of the following:

                                                       December 31,
                                                 -----------------------
                                                 1997               1996
                                                 ----               ----
    Parts and components                      $5,349,000          4,557,000
    Work-in-process                            1,079,000            515,000
    Finished goods                             1,731,000          2,352,000
                                              ----------          ---------
                                              $8,159,000          7,424,000
                                              ==========          =========

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

    The Company received $6,793,000 at closing of the sale of the fiber business and the remainder was placed into two escrow funds to be released over the next year, subject to certain conditions, including a final valuation of the net assets transferred. As of December 31, 1996, the remainder, $531,000, has remained in escrow and is reported as an "Other receivable" in the accompanying consolidated balance sheet. The amount was received in 1997. The proceeds were primarily used to repay long-term debt. As a result of the transaction, the Company recorded a charge to operations in 1995 of $862,000 to write down the net assets sold to net realizable value. Net sales of the fiber optics business approximated $447,000 and $6,513,000 for 1996 and 1995, respectively.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5) Property, Plant and Equipment

    Property, plant and equipment consists of the following:

                                                December 31
                                            ------------------      Estimated
                                            1997          1996     useful lives
                                            ----          ----     ------------
Land                                   $   246,000       246,000        --
Buildings                                2,525,000     2,525,000   20-50 years
Machinery and equipment                  7,385,000     7,575,000    3-8 years
Furniture and fixtures                   3,424,000     4,332,000    5-10 years
Transportation equipment                   126,000       126,000     4 years
Tools and molds                          3,067,000     3,059,000     8 years
Leasehold improvements                     793,000       855,000   Term of lease
                                       -----------    ----------
                                        17,566,000    18,718,000
Less accumulated depreciation
   and amortization                     12,899,000    13,261,000
                                       -----------    ----------
                                       $ 4,667,000     5,457,000
                                       ===========    ==========

    Total depreciation and amortization expense for 1997, 1996 and 1995 amounted to approximately $1,468,000, $1,746,000 and $3,610,000, respectively.

(6) Notes Payable and Line of Credit

    The Company has outstanding $3,084,000 of non-interest bearing deferred funding fee notes payable with its senior lender, included in notes payable at December 31, 1997 and 1996, which are due on August 31, 1999 (note 7). The Company's Korean subsidiary has a line of credit bearing interest at 11%. At December 31, 1997 and 1996 no balances were outstanding under this line of credit.

(7) Senior Debt

    On December 31, 1997 and 1996, the  Company's  long-term  debt  consisted of senior debt under its credit facility in the amount of $14,878,000 and $17,585,000, of which $1,900,000 and $750,000, respectively, are classified as the current portion of senior debt. The facility consists of a combined revolving line of credit and letter of credit availability not to exceed $9,000,000. The balance of the facility is comprised of a term loan. The credit facility is secured by substantially all of the Company's assets. All obligations except undrawn letters of credit, letter of credit guarantees and the deferred fee notes will bear interest at 12%. The Company will incur a fee of 2% on the average balance of undrawn letters of credit and letter of credit guarantees outstanding.

    On November 30, 1997 the Company extended its Loan and Security Agreement with its senior lender from November 30, 1998 to August 31, 1999. All other terms of the Agreement remain unchanged.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    The agreement (as revised) provides for loan principal  payments of $250,000 on each of June 30, 1997, September 30, 1997 and December 31, 1997, and $325,000 commencing March 31, 1998 and on the last day of each quarter thereafter during the term of the agreement. Commencing June 30, 1997, the agreement also requires the Company to pay additional principal payments if its cash flow exceeds certain amounts. In addition, the agreement required that certain proceeds from the Company's sale of its fiber optics business (note 4), including $6,793,000 received at closing, the first $100,000 disbursed from escrow to the Company and 50% of any additional amounts disbursed to the Company, be paid to the senior lender. The $6,793,000 received at closing was paid to the senior lender to (i) pay accrued interest through March 31, 1996, (ii) repay a $3,000,000 line of credit and (iii) partially repay the principal balance of the term loan. Upon the payment on March 13, 1996, the lender made available to the
      Company a $2,000,000 revolving line of credit. Simultaneously, and in accordance with the amended agreement, the revolving line of credit maximum amount was reduced from $10,000,000 to $2,000,000 and the maximum available for letters of credit or guarantees was reduced from $8,000,000 to $7,000,000. In addition, the Company repaid $3,456,000 of its term loan from the proceeds of the sale of assets associated with its discontinued Israeli operation (note 16).

    Through  December 31, 1997,  the Company  incurred the  following  fees,  in connection with this credit facility: In 1994, a one-time $2,474,000 deferred funding fee for the revolving line and term loan evidenced by a non-interest bearing promissory note due and payable on November 30, 1998. The Company incurred a $300,000 fee on February 13, 1995, evidenced by a non-interest bearing note due November 30, 1998 and a $310,000 facility fee on November 30, 1995, which amount has been added to the outstanding principal balance of the deferred funding fee note and is also due November 30, 1998. The agreement requires a monthly facility fee payment of $50,000, commencing November 30, 1996, and continuing to the end of the agreement. In conjunction with the November 30, 1997 Loan and Security Agreement extension, all of the above fees have been extended to be due on August 31, 1999.

    In connection with the credit facility, in November 1994 the Company issued warrants to its senior lender to purchase 82,500 shares of common stock, exercisable at $17.20 per share and expiring in November 1999. In connection with the extended agreement in March 1996, the Company granted additional warrants to the lender to purchase 200,000 shares of common stock at $5 per share that expire in March 2001. The value of the warrants, as issued in March 1996 of $380,000, was recorded as deferred financing expense and additional paid in capital in 1996.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    Pursuant to the November 30, 1997 extension of the credit facility, the Company agreed to amend the terms of the warrants previously issued to its senior lender. The 82,500 and 200,000 warrants, after adjustment for the antidilution provisions contained in the warrant agreement, provides for the purchase of 164,627 and 295,441 shares of common stock, respectively and are immediately exercisable at $3.00 per share and expire on November 30, 2002. The value of the change in warrant terms is estimated to be $45,000 and has been recorded as a deferred financing expense and additional paid in capital in 1997.

    Financial debt covenants include an interest coverage ratio measured quarterly with limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of December 31, 1997, the Company was in compliance with the above covenants.

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

    Maturities  of  the  Company's   long-term   debt,   including   convertible
      subordinated debentures (exclusive of $1,785,000 which are in default and have not been exchanged as described in note 8 and are classified as a current liability) and notes payable net of current maturities, are as follows:

                      1998                       $    1,900,000
                      1999                           15,774,000
                                                 --------------
                                                 $   17,674,000
                                                 ==============

    Subsequent to December 31, 1997, the Company repaid $2,950,000 of principal of senior debt to reduce the revolving line of credit and the term loan from the proceeds of the 12% Subordinated Notes (note 9)

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8) 6% Convertible Subordinated Debentures and
    Zero Coupon Senior Subordinated Convertible Notes

    As of December 31, 1997 and 1996 the Company had outstanding  $1,758,000 and
      $2,096,000 of its 6% convertible Subordinated Debentures due July 1, 2002 (the Debentures), net of original issue discount of $137,000 and $209,000, respectively. The face amount of the outstanding Debentures was $1,895,000 and $2,305,000 at December 31, 1997 and 1996, respectively. The Debentures are convertible at any time prior to maturity, unless previously redeemed, into Common Stock of the Company at a conversion rate of 8.333 shares for each $1,000 principal amount at maturity of Debentures, subject to adjustment under certain circumstances.

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

    Interest on the Debentures is payable on July 1 of each year. The interest accrued as of December 31, 1997 and 1996 amounted to $398,000 and $387,000, respectively. As of December 31, 1997 the Company is in default under the interest payment provisions of the Debentures.

    On November 30, 1995, the Company offered the holders of its Debentures an exchange of such debt for common stock and Zero Coupon Senior Subordinated Convertible Notes (the Notes) due January 2, 1998. The exchange ratio is
      19.4 shares of common stock and $767.22 of principal of Notes in exchange for each $1,000 principal amount of Debentures converted. Accrued interest on the Debentures would also be eliminated.

    The Notes are unsecured and do not bear interest. There are no sinking fund requirements for the Notes. Each Note is convertible into common stock at a conversion price of $6.55 prior to the amendment as discussed below. Accordingly, in addition to the 699,855 maximum common shares issuable from the exchange of the Debentures, the maximum number of common shares that could be issued upon conversion, if all Debentures are exchanged, is 4,225,600. The Notes are redeemable at the option of the Company at 90.32% of the principal balance increasing periodically to 100% of the principal balance on November 1, 1997.

    As of December 31, 1996, the Company had exchanged approximately $33,770,000 principal amount of the Debentures, net of related unamortized discount and accrued interest expense, for 655,000 shares of stock and $25,909,000 of Notes. This represents 94% of the outstanding balance of the 6%
      Debentures prior to any conversion to the Notes. In addition, as of December 31, 1996, $24,000 of Notes had been converted into 3,600 shares of stock. As of December 31, 1996, $25,885,000 Notes were outstanding.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    During 1997, the company exchanged approximately $410,000 principal amount of the Debentures, net of related unamortized discount and accrued interest expense, for 8,000 shares of common stock and $315,000 of Notes.

    The exchange of the Debentures for the Notes and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. Since the future principal and interest payments under the Notes is less than the carrying value of the Debentures, the Notes were recorded for the amount of the future cash payments, and not discounted, the common stock issued was recorded at the market value at the time of issuance, and an extraordinary gain on restructuring was recorded of approximately $122,000, $3,922,000, and $1,756,000 in 1997, 1996 and 1995, respectively. Accordingly, no future interest expense will be recorded on the Notes.

    Effective  November  13, 1997,  the Company  amended the terms of the Notes.
      Under the amended terms, the conversion price of the Notes was reduced to $3.65 from $6.55. As of December 31, 1997, approximately $23,400,000 of principal amount of Notes were converted into approximately 6,412,000 shares of common stock. The conversion of the Notes for common stock reduced debt by $23,400,000, increased equity by $34,049,000 and resulted in a primarily non-cash charge of $11,458,000. The non-cash charge was based on the difference between the shares issuable under the original terms and the shares issued with respect to the Notes under the amended terms. As of December 31, 1997, $2,796,000 of the Notes remain outstanding.

    Subsequent  to December  31,  1997,  the  Company  (i) repaid the  remaining balance of the Notes from the proceeds of the 12% Subordinated Notes (note
      9) (ii) exchanged $250,000 additional principal amount of the Debentures for 5,000 shares of common stock and $192,000 of Notes which were then converted to 53,000 shares common stock based on the amended terms of the Notes as described above and (iii) issued approximately 330,000 shares of common stock in exchange for $1,260,000 principal amount of its Debentures and accrued interest. The Company will record a debt conversion expense of approximately $850,000, net of interest forgiven, in the first quarter of 1998. After giving affect to these subsequent transactions, the Company will have no Notes and $385,000 principal amount of Debentures outstanding.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9) 12% Subordinated Notes, Subsequent Event

    In January 1998, the Company raised $6,000,000 from the private placement of
      60 units at $100,000 per unit. Each unit consisted of (a) the Company's 12 % Subordinated Note due January 3, 2000 (a "12% Note"), in the principal amount of $100,000, and (b) a Series B Common Stock Purchase Warrant (a "Series B Warrant") to purchase 10,000 shares of Common Stock at $3.00 per share through December 31, 2002. In the event that any 12% Note is outstanding one year from the date on which such 12% Note is issued (the "Anniversary Date of the Note"), the Company shall issue to the holder of such 12% Note on the Anniversary Date of the Note a Series C Warrant to purchase 25 shares of Common Stock for each $1,000 principal amount of 12% Notes outstanding on the Anniversary Date of the Note. The Series C Warrant will have an exercise price equal to the average closing prices of the Common Stock on each of the five trading days preceding the Anniversary Date of the Note with respect to which the Series C Warrant is being issued and will expire on December 31, 2003. The proceeds from the sale of the Units was used principally to pay the remaining principal amount of Zero Coupon Notes which had not been converted of approximately $2,800,000 (note 8) and to reduce the Company's senior debt by approximately $2,950,000 (note 7). The balance of such proceeds was added to working capital.

(10) Joint Venture

    The Company entered into a joint venture agreement as of April 24, 1986 with a Korean  partner  whereby  each  owns a 50%  interest.  Unless  otherwise terminated in accordance with the joint venture agreement, the joint venture will terminate on December 31, 2010. In addition, the Company has entered into an agreement with its joint venture partner whereby the Company has obtained an option, exercisable for approximately $190,000, to purchase an additional 1% interest in the joint venture, which would increase the Company's ownership percentage to 51%. The Company consolidates the operations of the joint venture since the Company can obtain a controlling interest at its election and the joint venture is entirely dependent on the Company for the products it sells as well as receiving management assistance from the Company. The interest in the joint venture not owned by the Company is shown as a minority interest.

(11) Stockholders' Equity

    On June 6, 1996, the stockholders of the Company approved a one-for-five reverse split (the "Reverse Split") of the Company's common stock. As a result of the Reverse Split, each share of common stock outstanding at the effective date of the Reverse Split, without any action on the part of the holder thereof, became one-fifth share of common stock. The par value of the common stock was not affected by the Reverse Split. In conjunction with the Reverse Split, the Company has reclassified approximately $84,000 from common stock to additional paid-in capital. All share and per share data have been restated to give effect to the Reverse Split.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    During 1996, the Company settled its previously disclosed class action. The settlement included a cash payment by the Company's insurers and issuance by the Company of 220,000 shares of its common stock. As of December 31, 1997, approximately 73,000 shares have been issued pursuant to such settlement. The remaining liability of $504,000 is included in accrued expenses. Subsequent to December 31, 1997, the remaining 147,000 shares of common stock have been issued.

    During 1994, the Company issued warrants to purchase 82,500 shares of common stock at an exercise price of $17.20 per share to its senior lender that expire in November, 1999. In March 1996, the Company, in connection with an agreement to amend and extend certain senior debt, issued warrants to purchase 200,000 shares of common stock at an exercise price of $5.00 per share that expire March, 2001. In consideration of the November 30, 1997 extension of the credit facility, the Company agreed to amend the terms of the warrants previously issued to its senior lender. The 82,500 and
      200,000 warrants, after adjustment for the antidilution provisions contained in the warrant agreement, allow for the purchase of 164,627 and 295,441 shares of common stock, respectively and are immediately exercisable at $3.00 per share and expire on November 30, 2002. In connection with the change of the warrant terms, the Company recorded deferred financing costs of $45,000 (note 7).

    In 1997, as remuneration for advisory services by an investment banking firm, the Company issued warrants to purchase 400,000 shares of common stock of which 350,000 are immediately exercisable at $1.56 per share and 50,000 become exercisable at $1.56 on May 1, 1998, which expire in April, 2002. In addition, as remuneration for the advisory services related to the private placement, the Company issued to its investment banking firm 120,000 shares of common stock (note 9). In 1997, in connection with these services, the Company recorded deferred consulting and debt conversion expense of approximately $80,000 and $580,000, respectively.

    As of December 31, 1997, the Company also had outstanding warrants to purchase (i) 25,000 shares of common stock at an exercise price of $33.10 per share expiring in August 1998, (ii) 4,000 shares of common stock at an exercise price of $5.00 per share expiring in August 1998, (iii) 6,000 shares of common at an exercise price of $30.625 per share expiring in June 1998, (iv) 600 shares of common stock at an exercise price of $50.00 per share expiring in May 1998 to certain consultants as partial remuneration for services provided during 1995 and 1993. In addition, the Company has outstanding warrants to purchase 53,000 shares of common stock at an exercise price of $17.50 per share expiring in November 2001 to its former lenders in return for a discount with respect to the repayment of its debt in 1994.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(12) Stockholder Rights Plan

    The Company has a Stockholder Rights Plan in which preferred stock purchase rights were distributed to stockholders as a dividend at the rate of one right for each common share. Each right entitles the holder to buy from the Company one one-hundredth of a newly issued share of Series A junior participating preferred stock at an exercise price of $175.00 per right.

    The rights will be exercisable only if a person or group acquires beneficial ownership of 22.5 percent or more of the Company's Common Stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 22.5 percent or more of the Common Stock.

    If any person becomes the beneficial owner of 22.5 percent or more of the Company's Common Stock other than pursuant to an offer for all shares which is fair to and otherwise in the best interests of the Company and its stockholders, each right not owned by such person or related parties will enable its holders to purchase, at the right's then current exercise price, shares of Common Stock of the Company (or, in certain circumstances as determined by the Board of Directors, a combination of cash, property, common stock or other securities) having a value of twice the right's exercise price. In addition, if the Company is involved in a merger or other business combination transaction with another person in which its shares are changed or converted, or sells more than 50 percent of its assets to another person or persons, each right that has not previously been exercised will entitle its holder to purchase, at the right's then current exercise price, common shares of such other person having a value of twice the right's exercise price.

    The Company will generally be entitled to redeem the rights, by action of a majority of the continuing directors of the Company, at $.01 per right at any time until the tenth business day following public announcement that a
      22.5 percent position has been acquired.

(13) Employee Benefit Plans

    The Company has deferred compensation agreements with certain officers and employees, with benefits commencing at retirement equal to 50% of the employee's base salary, as defined. Payments under the agreements will be made for a period of fifteen years following the earlier of attainment of age 65 or death. During 1997, 1996 and 1995, the Company accrued approximately $203,000, $180,000 and $203,000, respectively, under these agreements.

    In 1986, the Company established the Porta Systems Corp. 401(k) Savings Plan
      (Savings Plan) for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. The Company will match a participant's contribution by an amount equal to 25% of the first six percent contributed by the participant. A participant is 100% vested in the balance to his credit. For the years ended December 31, 1997, 1996 and 1995, the Company's contribution amounted to $96,000, $90,000 and $379,000, respectively.

    The Company does not provide any other post-retirement benefits to any of its employees.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(14) Incentive Plans

    Under the Company's 1984 Employee Incentive Plan, the Company provided an opportunity to acquire subordinated convertible debentures to certain employees of the Company and its subsidiaries. This plan was suspended when the Company's stockholders approved the Company's 1986 Stock Option Plan. As of December 31, 1997, there is $307,000 of employee promissory notes receivable outstanding, of which the maturity date has been extended to April 1999.

    The Company's 1986 Stock Incentive Plan (1986 Plan), expired in March 1996, although options granted prior to the expiration date remain in effect in accordance with their terms. Options granted under the 1986 Plan may be incentive stock options, as defined in the Internal Revenue Code, or options that are not incentive stock options. The exercise price for all options granted was equal to the fair market value at the date of grant.

    The Company's 1996 Stock  Incentive Plan (1996 Plan), is authorized to issue
      450,000 shares of Common Stock. Incentive stock options cannot be issued subsequent to ten years from the date the Plan was approved. Options under the 1996 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1996 Plan. In addition, the Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 2,000 shares on May 1st of each year commencing May 1, 1996, based upon the average closing price of the last ten trading days of April of each year.

    The  Company  applies  APB  Opinion  25,  "Accounting  for  Stock  Issued to
      Employees" and related Interpretations in accounting for the 1996 and 1986 Plans. Under APB 25, no compensation cost is recognized for options granted to employees at exercise prices equal to fair market value of the underlying common stock at the date of grant.

    The Company has adopted the  disclosure  only  provisions  of  Statement  of
      Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123") which requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share (basic and diluted) as compensation costs for the Company's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No.123. If the Company had elected to recognize compensation costs based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and earnings (loss) per share(basic and diluted) would have been reduced to the pro forma amounts indicated below:

           (Dollars in thousands, except per share data)

                                                                        1997
                                                                        ----
           Pro forma net loss                                        $(7,026)
           Pro forma loss per share (basic and diluted)               $(2.26)

    The weighted-average fair value of options granted was $0.35 per share in 1997.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997:

                 Dividends:                           $0.00 per share
                 Volatility:                          80.00%
                 Risk-free interest:                   6.40%
                 Expected term:                      5 years

    Such pro forma information has not been presented for 1996 and 1995 because management has determined that the compensation costs associated with options granted in 1996 and 1995 are not material to net income (loss) or net income (loss) per share.

    A summary of the status of the Company's 1986 stock option plan as of December 31, 1997, 1996, and 1995, and changes during the years ending on those dates is presented below:

                                                1997                       1996                         1995
                                     -----------------------     ------------------------    -------------------------
                                     Shares      Weighted        Shares      Weighted        Shares       Weighted
                                     Under       Average         Under        Average         Under        Average
                                     Option   Exercise Price     Option    Exercise Price     Option    Exercise Price
                                     ------   --------------     ------    --------------     ------    --------------
Outstanding beginning of year        16,397        $57           56,360         $58           80,775         $63

Granted                                --                          --                          6,000           5
Exercised                              --
Forfeited                                (5)         5          (39,963)         58          (30,415)         63
                                     ------                      ------                       ------
Outstanding end of year              16,392         57           16,397          57           50,360          58
                                     ======                      ======                       ======
Options exercisable at year-end      16,392                      16,397                       50,360
                                     ======                      ======                       ======

    The following table summarizes information about stock options outstanding under the 1986 Plan at December 31, 1997:

                                Options Outstanding                          Options Exercisable
                   ------------------------------------------------    ------------------------------
  Range of         Outstanding      Remaining      Weighted-average    Exercisable   Weighted-Average
Exercise Prices    at 12/31/97  Contractual Life    Exercise Price     at 12/31/97    Exercise Price
---------------    -----------  ----------------    --------------     -----------    --------------
$ 5 to  25            2,995        4.8 years             $ 5              2,995            $ 5
 25 to  75           10,600        1.7                    65             10,600             65
 75 to 100            2,797        1.3                    86              2,797             86
                     ------                                              ------
$ 5 to 100           16,392        3.2                    58             16,392             58
                     ======                                              ======

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    A summary of the status of the Company's 1996 stock option plan as of December 31, 1997 and 1996, and changes during the year is presented below:

                                            1997                    1996
                                    -------------------     --------------------
                                               Weighted                 Weighted
                                    Shares      Average     Shares       Average
                                    Under      Exercise     Under       Exercise
                                    Option       Price      Option        Price
                                    ------       -----      ------        -----

Outstanding beginning of year        79,448       2.45         -0-       $  0.00
Granted                             358,780       1.50       79,448         2.45
Exercised                              --                      --
Forfeited                              (240)      2.00         --
                                    -------       ----       ------

Outstanding end of year             437,988       1.67       79,448         2.45
                                    =======                  ======

Options exercisable at year-end     333,488                  63,050
                                    =======                  ======

    The following table summarizes information about stock options outstanding under the 1996 Plan at December 31, 1997:


                               Options Outstanding                    Options Exercisable
                 ----------------------------------------------   ----------------------------
Range of         Outstanding  Remaining         Weighted-average  Exercisable  Weighted-Average
Exercise Prices  at 12/31/97  Contractual Life  Exercise Price    at 12/31/97  Exercise Price
---------------  -----------  ----------------  --------------    -----------  --------------

$1 to 5            437,988       8.5 years           $ 1.67         333,488        $ 1.72
                   =======                                          =======


(15)  Income Taxes

    Included in income (loss) from continuing operations is income (loss) from foreign operations of $2,641,000, $(584,000) and $1,272,000, for 1997,
      1996 and 1995, respectively.

    The provision for income taxes consists of the following:

                             1997                1996               1995
                             ----                ----               ----
                      Current  Deferred    Current  Deferred   Current  Deferred
                      -------  --------    -------  --------   -------  --------

Federal              $ 40,000   (708,000)     --       --      (98,000)    --
State and foreign     177,000    (94,000)  100,000     --      128,000     --
                      -------    -------   -------  --------   -------  --------

             Total   $217,000   (802,000)  100,000     --       30,000     --
                     ========   ========   =======  ========    ======  ========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    A reconciliation of the Company's income tax provision and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes is as follows:


                                                                    1997         1996          1995
                                                                    ----         ----          ----

Tax expense (benefit) at statutory rate                        $ (2,526,000)     495000    (9,916,000)
Increase (decrease) in income tax benefit resulting from:
   Increase (decrease) in valuation allowance                   (22,740,000)   (495,000)   10,103,000
   State and foreign taxes, less applicable federal benefits         83,000     100,000       132,000
   Debt conversion expense not deductible for tax                 3,620,000           -             -
   Other expenses not deductible for tax                            206,000           -             -
   Foreign income taxed at rates lower than U.S. statutory rate    (730,000)          -             -
   Utilization of net operating loss carryforward                  (669,000)          -             -
   Expiration of investment tax credit                              642,000           -             -
   NOL in excess of 382 limitation                               21,500,000           -             -
   Other                                                             29,000           -      (289,000)
                                                                -----------     -------       -------

                                                                $  (585,000)    100,000        30,000
                                                                ===========     =======        ======

    The  Company  has  unused  United  States  tax  net  operating   loss  (NOL)
      carryforwards of approximately $66,677,000 expiring at various dates between 2004 and 2011. No tax benefit or expense was apportioned to either the loss from discontinued operations or the extraordinary gains, as such amounts are immaterial. In addition, the Company has NOL carryforwards arising from acquired companies of approximately $9,878,000. The effect of the sale of the Company's fiber optics business (note 4) in March 1996 on the NOL carryforwards and acquired NOL carryforwards was not material. Due to the change in ownership which resulted from the conversion of the Company's Zero coupon subordinated convertible notes to common stock, the Company's usage of its NOL will be limited in accordance with Internal Revenue Code section 382. The Company's carryforward utilization of the NOL is limited to $ 1,464,000 per year. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). In addition, there are capital loss carryforwards of approximately $11,396,000 and investment, research and development and job tax credit carryforwards of approximately $658,000 expiring at various dates between 1998 and 2001.

    The Company's net operating loss carryforwards, limited by section 382, expire in the following years:

               2007                           $  11,503,000
               2008                               6,065,000
               2009                               1,464,000
               2010                               1,464,000
               2011                               1,464,000
                                              -------------

                                              $  21,960,000
                                              =============

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    The components of the deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:


                                                                  1997            1996
                                                                  ----            ----
 Deferred tax assets:
   Inventory                                                   $1,634,000       2,064,000
   Allowance for doubtful accounts receivable                     307,000         457,000
   Benefits of tax loss carryforwards                           7,525,000      27,233,000
   Benefit plans                                                1,007,000         869,000
   Accrued Commissions                                            941,000       1,043,000
   Other                                                          422,000         128,000
   Benefits of tax loss carryforwards of acquired business        930,000       3,479,000
   Benefit of investment tax credit carryforwards                 658,000       1,300,000
   Benefit of capital loss carryforwards                        4,387,000       4,387,000
                                                               ----------       ---------

                                                               17,811,000      40,960,000
   Valuation allowance                                        (16,704,000)    (39,444,000)
                                                               ----------      ----------
                                                                1,107,000       1,516,000
                                                               ----------      ----------
Deferred tax liabilities:
   Capitalized software costs                                    (240,000)     (1,479,000)
   Depreciation                                                   (65,000)        (37,000)
                                                               ----------       ---------
                                                                 (305,000)     (1,516,000)
                                                               ----------       ---------

                                                               $  802,000            --
                                                               ==========       =========


    Deferred taxes result from temporary difference between tax basis of assets and liabilities and their reported amounts in the financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the US Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid.

    Because of the  Company's  US tax  losses  in 1995  and  1996,  a  valuation allowance for the deferred tax asset was provided due to the uncertainty as to future realization. During the year ended December 31, 1997, the valuation allowance was reduced to reflect a net deferred tax asset equal to the anticipated tax benefit of the temporary differences which are expected to be realized within one year based on the Company's 1998 projected US taxable income.

    The income tax returns of the Company and its subsidiary operating in Puerto
      Rico were examined by the IRS for the tax years ended December 31, 1989 and 1988. As a result of this examination, the IRS increased the Puerto Rico subsidiary's taxable income resulting from intercompany transactions, with a corresponding increase in the Company's net operating losses. The settlement amounted to approximately $953,000. The Company is currently in a structured settlement with the IRS, which is reviewed annually, whereby monthly payments will be made to liquidate the settlement. Aggregate annual amounts payable by the Company, including interest on the unpaid amounts at a current rate of 7%, is $240,000 in 1998. As of December 31, 1997, the Company has made all the required payments through that date under the settlement and approximately $920,000 remains outstanding.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(16)  Discontinued Operations

    In 1992 the Company sold its network communications business. As a result of an insolvency procedure involving the purchaser of this business, the Company reduced its receivable due from the purchaser of $4,500,000 to $1,000,000 in 1995, and recorded an additional provision for loss on disposal of discontinued operations of $3,500,000. Pursuant to the sale of the business out of receivership, the Company's receivable was represented shares of common stock of the entity which acquired the discontinued operation. In 1996, the Company sold such shares for $3,456,000 and recorded a gain of $2,264,000. The gain represented an adjustment in the estimated value of the shares previously received and accordingly was reflected in continuing operations. As part of an agreement with the Company's senior lender, the net proceeds from the sale were applied to reduce the outstanding principal balance of the Company's term loan. In 1997, the Company received $700,000 representing a final payment resulting from the insolvency procedure. Such payment is included in other income.

(17)  Leases

    AtDecember 31, 1997, the Company and its subsidiaries leased manufacturing and administrative facilities, equipment and automobiles under a number of operating leases. The Company is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 1997, 1996, and 1995 amounted to approximately $827,000, $871,000 and $1,277,000, respectively. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

                      1998                           488,000
                      1999                           388,000
                      2000                           289,000
                      2001                                 0
                      2002                                 0

(18)  Contingencies

    At December 31, 1997, the Company was contingently liable for outstanding letters of credit aggregating approximately $6,800,000 as security for the performance of certain long-term contracts.

    The Company is a party to various lawsuits arising out of the ordinary conduct of its business. Management believes that the settlement of these matters will not have a materially adverse effect on the financial position of the Company (note 22).

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(19)  Major Customers

    During the years ended December 31, 1997, 1996 and 1995, the Company's five largest customers accounted for sales of $30,633,000, or approximately 49% of sales, $27,807,000, or approximately 48% of sales, and $ 31,517,000, or approximately 52% of sales, respectively. The Company's largest customer is BT. Sales to BT for the year ended December 31, 1997, 1996 and 1995 amounted to $13,876,000, $11,308,000 and $17,252,000, respectively, or approximately 22%, 20% and 28%, respectively, of the Company's sales for such years. Therefore, any significant interruption or decline in sales to BT may have a materially adverse effect upon the Company's operations. During 1996, sales to the Philippines Long Distance Telephone were $7,034,000, or approximately 12% of sales. During 1995, sales to the Korea Telephone Company were $7,651,000, or approximately 13% of sales. No other customers account for 10% or more of the Company's sales for any year. Approximately 64% and 33% of the Company's accounts receivable are due from the five largest customers as of December 31, 1997 and 1996, respectively.

(20)  Fair Values of Financial Instruments

    Cash equivalents, accounts receivable, accounts and notes payable, accrued expenses and short-term loans are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

    The carrying amount of the Company's long-term debt approximates fair value as the extension of the Loan and Security Agreement was re-negotiated on November 30, 1997.

    The carrying amount and estimated fair value of the Company's additional financial instruments are summarized as follows:

                                     December 31, 1997        December 31, 1996
                                     -----------------        -----------------
                                  Carrying     Estimated    Carrying   Estimated
                                   amount     fair value     amount   fair value
                                   ------     ----------     ------   ----------
6% Convertible Subordinated
  Debentures                     $1,758,000    1,471,000    2,096,000    511,000
                                 ==========    =========   ==========    =======
Zero Coupon Subordinated
  Convertible Notes              $2,796,000    2,796,000   25,885,000        (1)
                                 ==========    =========   ==========

    (1) As of December 31, 1996, due to the inherent uncertainty, at that time, regarding the conversion of the Notes or their status at maturity, it was impractical to estimate the fair value of this financial instrument.

    Management's estimated fair value of the Debentures as of December 31, 1996 is based on estimated market prices of the Company's common stock assuming conversion as 94% of the holders of the Debentures have elected to convert. Estimated fair value of the Debentures as of December 31, 1997 is based on market prices of the Company's common stock price which were issued in January 1998 for the conversion of $1,260,000 of principal amount of the Debentures.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

 (21)     Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

    Numerator-Basic and diluted earnings per share:

                                                        1997           1996              1995
                                                        ----           ----              ----
    Income (loss) from continuing operations      $  (7,021,000)   $ 1,252,000     $  (29,297,000)
    Discontinued operations                                --             --           (3,500,000)
    Extraordinary item                                  122,000      3,922,000          1,756,000
                                                  -------------    -----------     --------------
    Net income (loss)                             $  (6,899,000)   $ 5,174,000     $  (31,041,000)
                                                  =============    ===========     ==============
Denominator:
    Denominator for basic earnings per share
       -weighted-average shares                       3,111,000      2,184,000          1,461,000
                                                  =============    ===========     ==============
    Effect of dilutive securities:
       Zero Coupon Senior Subordinated
       Convertible Notes                                   --        3,344,000               --
                                                  -------------    -----------     --------------
    Denominator for diluted earnings per share-
       adjusted weighted-average shares and
       assumed conversions                            3,111,000      5,528,000          1,461,000
                                                  =============    ===========     ==============
   Basic per share amounts:
      Continuing operations                       $       (2.26)         $0.57            $(20.05)
      Discontinued operations                               --              --              (2.40)
      Extraordinary item                                   0.04           1.80               1.20
                                                  -------------    -----------     --------------
            Net income (loss) per share
            of common stock                       $       (2.22)    $     2.37     $       (21.25)
                                                  =============    ===========     ==============
   Diluted per share amounts:
      Continuing operations                       $       (2.26)    $     0.23     $       (20.05)
      Discontinued operations                               --             --               (2.40)
      Extraordinary item                                   0.04          40.71               1.20
                                                  -------------    -----------     --------------
            Net income (loss) per share
            of common stock                       $       (2.22)    $     0.94     $       (21.25)
                                                  =============    ===========     ==============


    For additional  disclosure  regarding  the Zero Coupon  Senior  Subordinated
      Notes see note 8.

    In November 1997,  the Company  converted  approximately  23,400,000  of the
      Notes to approximately 6,412,000 shares of common stock. Had this conversion taken place as of January 1, 1997, the denominator for the basic earnings per share (the weighted-average shares) and the diluted earnings per share (adjusted weighted-average shares and assumed conversion) would have been 8,639,000 for 1997.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(22)  Legal Matters

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

    In July 1996, the Securities and Exchange  Commission  (the "SEC") issued an order (the "Order") directing a private investigation of the Company to determine whether there has been a violation of Federal securities laws. The SEC indicated to counsel for the Company that the investigation relates to the position of the SEC staff that the independence of the Company's auditors for 1995, KPMG Peat Marwick LLP ("Peat Marwick"), was adversely impacted by certain relationships involving Peat Marwick, on one hand, and KPMG BayMark Strategies LLC ("BayMark") and Edward R. Olson, the President of BayMark and the Company's former interim president and chief operating officer, on the other hand. Although the Company does not agree with the position of the SEC staff with respect to the independence of Peat Marwick, the Company is cooperating with the SEC's investigation. The Company retained BDO Seidman, LLP to reaudit the Company's 1995 financial statements, which reaudit resulted in no changes to the Company's 1995 financial statements as audited by Peat Marwick. The Company does not believe that the investigation will result in any material liability on the part of the Company. There has been no further activity respecting this investigation since November 1996.

(23)  Cash Flow Information

    (1) Supplemental cash flow information for the years ended December 31, is as follows:

                                                  1997     1996     1995
                                                  ----     ----     ----

         Cash paid for interest                 $2,844    2,751    2,915
                                                ======    =====    =====
         Cash paid for income taxes             $  117      105       73
                                                ======    =====    =====


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    (2) Non cash transactions:

            (i) During 1997 and 1996, the Company exchanged approximately $410,000 and $33,770,000 principal amount of its Debentures, net of unamortized discount and accrued interest, for 8,000 and 655,000 shares of Common stock, and $315,000 and $25,909,000 of Notes, respectively (note 8).

            (ii) During 1996, the Company issued 3,600 shares of common stock as a result of the conversion of Notes under the original terms (note
            8).

            (iii) During 1997, the Company issued 6,412,000 shares of common stock upon the conversion of Notes (note 8).

            (iv) During 1996, the Company issued 73,000 shares of common stock to satisfy a portion of the final settlement of a previously disclosed class action lawsuit (note 11).

            (v) In connection with the Company's March 1996 amendment to its credit facility, the Company granted its senior lender warrants to purchase 200,000 shares of common stock (note 7). The value of the warrants was recorded as deferred financing expense and additional paid in capital.

            (vi) In connection with the November 1997 extension of the Company's credit facility with its senior lender, the Company amended the terms of previously issued warrants to purchase common stock. The value of the amendment, approximately $45,000 was recorded as deferred financing and additional paid in capital.

            (vii) In connection with advisory services provided by an investment banking firm, the Company issued 120,000 shares of common stock and warrants to purchase 400,000 shares of common stock (notes 9 and 11).

    (24) Segment Disclosure

          The Company operates almost exclusively in the telecommunications industry. Customers include telephone operating companies and others within and outside the United States and its possessions.

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

    Geographic area data for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                            1997            1996           1995
                                            ----            ----           ----
Sales made from:
United States to:
      U.S. customers                   $ 17,980,000      17,644,000      16,445,000
      Foreign customers                  13,684,000      18,418,000      12,875,000
      Intercompany                       14,906,000      16,726,000      14,849,000
                                       ------------      ----------      ----------
                                         46,570,000      52,788,000      44,169,000
                                       ------------      ----------      ----------
Korea-to customers                        4,881,000       4,749,000       7,651,000
                                       ------------      ----------      ----------
Europe-to customers                      24,396,000      17,176,000      24,174,000
Intercompany                              1,275,000       3,228,000       3,735,000
                                       ------------      ----------      ----------
                                         25,671,000      20,404,000      27,909,000

Other-to customers                        1,289,000            --            36,000
Intercompany                              1,951,000       1,878,000       2,410,000
                                       ------------      ----------      ----------
                                          3,240,000       1,878,000       2,446,000
                                       ------------      ----------      ----------
Intercompany eliminations               (18,132,000)    (21,832,000)    (20,994,000)
                                       ------------      ----------      ----------
Consolidated sales                     $ 62,230,000      57,987,000       61,181000
                                       ============      ==========      ==========
Operating income (loss)
   United States                          3,312,000       4,310,000     (22,549,000)
   Europe                                 2,294,000        (666,000)      2,279,000
   Korea                                    363,000         236,000         288,000
   Other                                    132,000         102,000          98,000
                                       ------------      ----------      ----------
Consolidated operating income (loss)   $  6,101,000       3,982,000     (19,884,000)
                                       ============      ==========      ==========
Identifiable assets:
   United States                         30,729,000      33,993,000      39,600,000
   Europe                                10,633,000      10,184,000      11,414,000
   Korea                                  1,300,000       2,324,000       2,540,000
   Other                                  1,325,000         544,000         623,000
                                       ------------      ----------      ----------
Consolidated identifiable assets         43,987,000      47,045,000      54,177,000

Corporate assets                          7,013,000       4,615,000       6,414,000
                                       ------------      ----------      ----------
Consolidated total assets              $ 51,000,000      51,660,000      60,591,000
                                       ============      ==========      ==========
