Form 10-K/A
period 1997-12-31
PORTA SYSTEMS CORP
filed 1998-04-30
CIK 79564

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

                                Amendment No. 1

                  For the fiscal year ended December 31, 1997

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

Purpose of Amendment: To include Items 7A, 10, 11, 12 and 13, and to include the power of attorney as an exhibit.

================================================================================

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

      Not Applicable.

Part III

Item 10: Directors and Executive Officers of the Company

      Set forth below are the directors of the Company and certain information concerning the Company's directors and executive officers as of April 15, 1998.

Name                                Age          Position with the Company
----                                ---          -------------------------
William V. Carney (1)               61       Director, Chairman of the Board and
                                                Chief Executive Officer
Seymour Joffe                       68       Director, President and Chief
                                                Operating Officer
Michael A. Tancredi                 68       Director, Senior Vice President,
                                                Secretary and Treasurer
Howard D. Brous (1) (2) (3)         52       Director
Warren H. Esanu (1) (2) (3)         55       Director
Herbert H. Feldman (1) (2) (3)      63       Director
Stanley Kreitman (1) (2) (3)        64       Director
Lloyd I. Miller III (1) (2) (3)     44       Director
Robert Schreiber   (1) (2) (3)      64       Director
Edward B. Kornfeld                  54       Senior Vice President-Operations
                                                and Chief Financial Officer
John J. Gazzo                       54       Senior Vice President
Prem G. Chandran                    45       Vice President
Edmund A. Chiodo                    43       Vice President
David L. Rawlings                   54       Vice President
William J. Novelli                  66       Vice President
Gerald C. Hammond                   43       Vice President

(1)   Member of the Executive Committee of the Board of Directors.

(2)   Member of the Compensation Committee of the Board of Directors.

(3)   Member of the Audit Committee of the Board of Directors.

      Mr. Carney has been Chairman of the Board and Chief Executive Officer since October 1996. He was Vice Chairman from 1988 to October 1996, Senior Vice President from 1989 to October 1996, Chief Technical Officer since 1990 and Secretary from 1977 to October 1996. He also served as Senior Vice
President-Mechanical Engineering from 1988 to 1989, Senior Vice President-Connector Products from 1985 to 1988, Senior Vice President-Manufacturing from 1984 to 1985 and Senior Vice President-Operations from 1977 to 1984.

      Mr. Joffe was elected President and Chief Operating Officer in October of 1996. Mr. Joffe, who served as director of the Company from 1987 to 1992, has most recently served the Company as senior consultant to its Operations Support Systems (OSS) business. Mr. Joffe has been Chairman of JSI International, Inc. which represents companies in the marketing and positioning of high-tech products and serves in the Asia Pacific area.

      Mr. Tancredi has been Senior Vice President, Secretary and Treasurer since January 1997. He has been Vice President-Administration since 1995 and Treasurer since 1978, having served as Vice President-Finance and Administration from 1989 to 1995 and Vice President-Finance from 1984 to 1989.

      Mr. Brous has been President and Chief Executive Officer of H. D. Brous & Co., Inc., a New York Stock Exchange member firm, for more than the past five years.

      Mr. Esanu was Chairman of the Board of the Company from March 1996 to October 1996 and director from 1989 to 1996, and re-appointed to the Board of Directors in April of 1997. He has been of counsel to Esanu Katsky Korins & Siger, attorneys at law, for more than the past five years. Mr. Esanu is also a founding partner and Chairman of Paul Reed Smith Guitars Limited Partnership (Maryland), a leading manufacturer of premium-priced electrical guitars. He is also a senior officer and director of a number of privately held real estate management companies.

      Mr. Feldman has been President of Alpha Risk Management, Inc., independent risk management consultants, for more than the past five years.

      Mr. Kreitman has been Vice Chairman of Manhattan Associates, a firm of investment advisors, since February 1994. For more than five years prior thereto, he was President of United States Banknote Corp.

      Mr. Miller has been a director since March 1998. For more than the past five years, Mr. Miller has been self-employed as a registered investment advisor. He is also a trustee of Carolco Liquidating Trust, a trust formed to liquidate the assets of a motion picture company.

      Mr. Schreiber has been Chief Executive Officer of BLS Communications, a telecommunications consulting firm, for more than the past five years.

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

      Mr. Chiodo was elected Vice President in March 1996. Mr. Chiodo had been with the Company since 1980. During that time he has held various positions in the Company, most recently as Assistant Vice President of OSS operations.

      Mr. Rawlings was elected Vice President in March 1996. Mr. Rawlings has been the Assistant Vice President of Research and Development-Copper Products since 1992.

      Mr. Novelli was elected Vice President in December 1996. Mr. Novelli has been the Assistant Vice President of Sales and Marketing-Copper Products since 1989.

      Mr. Hammond has been employed by the Company as an Assistant Vice President-Research and Development since September 1992. He was elected as Vice President-Strategic Development in March 1997.

      All directors are elected for a term of one year.

      None of the Company's directors or officers are related.

      The Company has three committees: the executive committee, the audit committee, and the compensation committee. The executive committee may exercise, to the maximum extent permitted by the Delaware General Corporation Law, the power and authority of he board management of the business and affairs of the Company, and its acts when necessary between meetings of the board. The audit committee has the authority to approve the Company's audited financial statements, to meet with the Company's independent auditors, to review with the auditors and with management any management letter issued by the auditors and to generally exercise the power normally accorded an audit committee of a public corporation. The compensation committee, which also serves as the stock option committee pursuant to the Company's stock option plans, reviews and approves compensation for the Company's officers. The compensation committee also reviews the elements of the Company's varialbe compensation plans.

Item 11: Executive Compensation

      The following table shows the compensation paid by the Company and its subsidiaries to its Chief Executive Officer and its four most highly compensated executive officers, other than the Chief Executive Officer, whose salary and bonus earned exceeded $100,000 for the most recent fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term
                                                  Annual Compensation              Compensation
                                           ----------------------------------  ---------------------
                                                                      Other    Restricted  Options,   All Other
                                                                     Annual       Stock      SARs      Compen-
      Name and                                                      Compensa-    Awards     (Number    sation
 Principal Position               Year     Salary        Bonus      tion (2)    (Dollars) of Shares)     (1)
  -----------------               ----     ------      --------    ----------   ---------  --------- ----------
William V. Carney                 1997   $ 200,000      $80,000        --          --           --    $ 37,815
Chairman of the Board             1996     170,038           --        --          --           --      31,685
and Chief Executive Officer       1995     162,000           --        --          --           --      35,750

Seymour Joffe                     1997     183,200       55,000        --          --           --       9,330
President and                     1996      35,346           --        --          --           --      47,645
Chief Operating Officer           1995          --           --        --          --           --       5,000

Edward B. Kornfeld                1997     172,000       35,000        --          --           --       4,992
Senior Vice President,            1996     147,489           --        --          --           --       2,026
Operations                        1995      30,153           --        --          --           --       3,000
Chief Financial Officer

Michael A. Tancredi               1997     132,775       30,000        --          --           --     119,160
Senior Vice President,            1996     122,618           --        --          --           --       1,830
Secretary and Treasurer           1995     122,000           --        --          --           --       6,930

John J. Gazzo                     1997     142,706       10,000        --          --           --      29,186
Senior Vice President             1996     141,836           --        --          --           --      25,447
OSS Division                      1995     140,000           --        --          --           --      31,455

--------------------------------------------------------------------------------
(1) "All Other Compensation" includes the Company's payment to the executive's account pursuant to the Company's 401(k) Plan, premiums paid with respect to the equity split dollar program, group life insurance in amounts greater than that available to all employees and special long term disability coverage and amounts equal to market interest on certain preexisting borrowings in connection with awards under the Company's 1984 Employee Incentive Plan as set forth on the table below. Also includes, with respect to Mr. Tancredi, payments made in 1997 pursuant to the supplemental retirement income program.

      Set forth below is a chart which shows the component of "All Other Compensation" listed in the Summary Compensation Table.

                                      Mr.      Mr.      Mr.      Mr.       Mr.
                                    Carney    Joffe  Kornfeld  Tancredi   Gazzo
                                    ------    -----  --------  --------   -----
Company 401(k) Match                $ 2,400   $2,400   $2,400   $1,980   $ 2,100
Equity Split Dollar                  21,038     --       --       --      17,469
Supplemental Insurance                9,341    6,930    2,592    6,930     6,228
Forgiveness of Interest on
   Employee Debentures                5,035     --       --       --       3,389

      Certain of the Company's officers named in the Summary Compensation Table or their affiliates are parties to employment, consulting or other agreements providing for compensation during and after their employment with the Company.

      Employment Agreements. The Company has employment agreements with Messrs. Carney, Joffe, Kornfeld, Tancredi and Gazzo. The agreements continue on a year-to-year basis, for January 1 of each year, unless terminated by the Company on prior notice of not less than 120 days for Mr. Carney, 90 days for Messrs. Tancredi and Gazzo and 60 days for Mr. Kornfeld. Salary is determined by the Board of Directors, except that the salary may not be reduced except as a part of a salary reduction program applicable to all executive officers. Upon death or termination of employment as a result of a disability, the officer or his estate is to receive a payment equal to three months salary. Upon a termination without cause, Mr. Carney is entitled to receive his then current salary for 36 months and Mr. Tancredi is entitled to receive his then current salary for 24 months. Mr. Gazzo is entitled to receive his then current salary for a period of six months following the date of termination plus an additional period equal to one month for each full year of service with the Company up to a maximum total of 24 months, and Mr. Joffe and Mr. Kornfeld are entitled to receive their then current salary for a period of twelve months plus an additional period equal to one month for each year of severance up to a maximum total of 24 months. In the event that an executive is covered by an executive severance agreement, including the Salary Continuation Agreements (as described below), which provides for payments upon termination subsequent to a change of control of the Company, the executive would be entitled to the greater of the severance arrangements as described in this paragraph or the severance payments under the executive severance agreements.

      Salary Continuation Agreements. The Company is a party to Salary Continuation Agreements with Messrs. Carney, Kornfeld, Tancredi and Gazzo. The Salary Continuation Agreements provide that, in the event that a change of control of the Company occurs and the executive's employment with the Company is subsequently terminated by the Company other than for cause, death or disability, or is terminated by the executive as a result of a substantial alteration in the executive's duties, compensation or other benefits, the executive shall be entitled to the payment by the Company of an amount equal to the executive's monthly salary at the rate in effect as of the date of the executive's termination (or, if higher, as in effect immediately prior to the change in control) plus the pro rata monthly amount of the executive's most recent annual bonus paid immediately before the change of control multiplied by 36, in the case of Mr. Carney, 24 in the case of Messrs. Joffe, Kornfeld and Tancredi, and 18 in the case of Mr. Gazzo. For purposes of the Salary Continuation Agreements, a change of control is defined as one which would be required to be reported in response to the proxy rules under the Securities Exchange Act of 1934, as amended (the "1934 Act"), the acquisition of beneficial ownership, directly or indirectly, by a person or group of persons of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, or, during any period of two consecutive years, if individuals who at the beginning of such period constituted the Board of Directors of the Company cease for any reason to constitute at least a majority thereof unless the election of each new director was nominated or ratified by at least two-thirds of the directors then still in office who were directors at the beginning of the period. The change in control must occur during the term of the Salary Continuation Agreement, which in each case is currently through December 31, 1998 and is renewed automatically unless the Company gives timely notice prior to January 1 of any year of its election not to renew the agreement. If such a change of control occurs during the effectiveness of the Salary Continuation Agreement, any termination during the eighteen months following the change of control will result in the payment of the compensation described above.

      Each director who is not an employee of the Company and the Chairman receives an annual fee of $16,000 for serving as a director of the Company, and each chairman of a standing committee of the Board of Directors receives an additional annual fee of $3,000. Each director receives a supplemental fee of $1,200 for each Board and each committee meeting attended.

      The following table sets forth information concerning options granted during the year ended December 31, 1997 pursuant to the 1996 Plan. No stock appreciation rights ("SARs") were granted.

                 Option Grants in Year Ended December 31, 1997

                                     Percent of
                    Number of        Total Options
                    Shares           Granted to
                    Underlying       Employees in  Exercise Price
                    Options Granted  Fiscal Year   Per Share     Expiration Date
                    ---------------  -----------   ---------     ---------------
William V. Carney        86,250          24.0           1.50         5/7/07
Seymour Joffe            32,500           9.1           1.50         5/7/07
Edward B. Kornfeld       23,000           6.4           1.50         5/7/07
Michael A. Tancredi      42,530          11.9           1.50         5/7/07
John J. Gazzo             5,000           1.4           1.50         5/7/07
All current executive
   officers             214,280          59.7           1.50         5/7/07
All non-officer
   directors(1)          10,000           2.8           1.4188       4/30/07
All non-officer
   directors             75,000          20.9           1.50         5/7/07
All other employees      59,500          16.6           1.50         5/7/07

----------
(1)   Represents  options  automatically   granted  to  non-employee   directors
      pursuant to the 1996 Plan.

      The following table sets forth information concerning the exercise of options and warrants during the year ended December 31, 1997 and the year-end value of options held by the Company's officers named in the Summary Compensation Table.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

                                                  Number of
                                                  Securities        Value of
                                                  Underlying     Unexercised In-
                                                  Unexercised       the-Money
                                                  Options at       Options at
                                               Fiscal Year End  Fiscal Year End
                                               ---------------  ----------------
                     Shares Acquired   Value     Exercisable/     Exercisable/
        Name          Upon Exercise   Realized   Unexercisable    Unexercisable
        ----          -------------   --------   -------------    -------------
William V. Carney           --           --        93,150/          $166,875/
                                                        --                 --
Seymour Joffe               --           --        67,500/           $95,937/
                                                        --                 --
Edward B. Kornfeld          --           --        48,000/           $66,250/
                                                        --                 --
Michael A. Tancredi         --           --        47,170/           $83,140/
                                                        --                 --
John J. Gazzo               --           --        11,900/           $14,531/
                                                        --                 --

      The Compensation committee for 1997 was comprised of Messrs. Howard D. Brous, Warren H. Esanu, Herbert H. Feldman, Stanley Kreitman and Robert Schreiber. Mr. Lloyd I. Miller III, who was elected as a director in March 1998, did not serve on the compensation committee in 1997. As part of its responsibilities, the Committee meets each December to determine the base salary of the senior executives of the Company for the next year and bonuses for the current year. The Committee also meets, from time to time, to determine whether individual grants of stock options should be awarded to senior executives as well as to other employees of the Company. In discharging these responsibilities, the Committee reviews the performance of the Company relative to its goals. In addition, with the assistance of the Chief Executive Officer, the Committee reviews the individual performance of the other senior executive officers. The Committee also evaluates the performance of the Chief Executive Officer and the Chief Operating Officer, as reflected in the financial performance of the Company, to determine base salary and bonus. The Committee subsequently reports on its evaluation and compensation determinations to the other non-employee directors.

      Based on the performance of the Company in 1997, the Committee determined that, bonuses would be paid to certain employees, including the Chief Executive Officer and other executive officers.

Item 12: Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of April 15, 1998, based upon information provided by such persons, the number of outstanding shares of Common Stock of the Company beneficially owned by each person known by the Company to own beneficially at least 5% of the Company's Common Stock, each current director of the Company, the executive officers named in the Summary Compensation Table, and all current directors and officers of the Company as a group.

                                                                 Percentage of
                                     Shares of Common Stock       Outstanding
       Name                          Beneficially Owned (1)       Common Stock
       ----                          ----------------------       ------------
William V. Carney                            137,423(2)               1.5%
Seymour Joffe                                 94,196(3)               1.0%
Michael A. Tancredi                           58,827(4)                 *
Howard D. Brous                               19,000(5)                 *
Warren H. Esanu                               57,000(6)                 *
Herbert H. Feldman                            19,000(7)                 *
Stanley Kreitman                              19,500(8)                 *
Robert Schreiber                              19,000(9)                 *
Edward B. Kornfeld                            48,000(10)                *
John J. Gazzo                                 25,087(11)                *
Lloyd I. Miller III                        1,742,978(12)             18.6%
4550 Gordon Drive
Naples, Florida 34102
Helix Investment Partners, L.P.            1,369,698(13)             14.7%
1930 Century Park West
Los Angeles, California 90067
All directors and officers
as a group (17 individuals)                2,240,011(14)             22.9%

----------
*  Less than 1%
(1) Except as otherwise indicated each person has the sole power to vote and dispose of all shares of Common Stock listed opposite his name.

(2) Includes 93,150 shares of Common Stock issuable upon the exercise of options held by Mr. Carney and 1,186 shares of Common Stock pledged to the Company to secure certain obligations to the Company.

(3) Includes 3,500 shares of Common Stock owned by Mr. Joffe's wife, 19196 shares of Common Stock owned by Joffe Marketing International, Inc, ("JMI"), and 67,500 shares of Common Stock issuable upon the exercise of options held by Mr. Joffe. JMI is owned 80% by Mr. Joffe and 20% by an unrelated party. Mr. Joffe disclaims beneficial ownership of the shares owned by (a) JMI except to the extent of his equity interest therein and
      (b) his wife.

(4) Includes 47,170 shares of Common Stock upon the exercise of options held by Mr. Tancredi and 798 shares of Common Stock pledged to the Company to secure certain obligations to the Company.

(5) Represents shares of Common Stock issuable upon exercise of options held by Mr. Brous.

Item 12: Security Ownership of Certain Beneficial Owners and Management (continued)

(6) Includes 27,000 shares of Common Stock issuable upon the exercise of (a) options held by Mr. Esanu and (b) a warrant held by Elmira Realty Management Corp. Pension and Profit Sharing Plan (the "ERMC Plan"). Under the terms of the ERMC Plan, Mr. Esanu has sole voting and dispositive power with respect to the shares issuable upon the exercise of the warrant.

(7) Represents shares of Common Stock issuable upon exercise of options held by Mr. Feldman.

(8) Represents shares of Common Stock issuable upon the exercise of options held by Mr. Kreitman.

(9) Represents shares of Common Stock issuable upon the exercise of options held by Mr. Schreiber.

(10) Represents shares of Common Stock issuable upon the exercise of options held by Mr. Kornfeld.

(11) Includes 11,900 shares of Common Stock issuable upon exercise of options held by Mr. Gazzo.

(12) Represents 34,246 shares of Common Stock owned by Mr. Miller, 1,633,732 shares of Common Stock held by Milfam I, L.P. (694,502 shares), Milfam II, L.P. (110,462 shares), the Lloyd I. Miller, Trust A-4 (464,063 shares), the Lloyd A. Miller, Trust C (363,705 shares), and Mr. Miller's wife (1,000 shares), and 75,000 shares of Common Stock issuable upon exercise of warrants held by the Lloyd I. Miller III Keogh Plan (25,000 shares), the Lloyd I. Miller, Trust A-2 (25,000 shares) and three family trusts and two custodianships under the uniform gift to minors acts for his minor children (25,000 shares in the aggregate). Mr. Miller is (a) the investment advisor for the Lloyd I. Miller, Trust A-2, the Lloyd I. Miller, Trust A-4, and the Lloyd I. Miller, Trust C, (b) the manager of the managing general partner of Milfam I, L.P. and Milfam II, L.P., and
      (c) the trustee of trusts and custodian of accounts for the benefit of his family members. The trustee of the Lloyd I. Miller, Trusts A-2, A-4 and C is PNC Bank, National Association. As a result of his investment advisory agreement, Mr. Miller has shared voting and dispositive power as to the shares held by Trust A-2, Trust A-4 and Trust C. He also has shared voting and dispositive power as to the shares issuable upon the exercise of a warrant held by the Lloyd I. Miller trust f/b/o Kimberly Miller. Mr. Miller has sole voting and dispositive power as to the shares of Common Stock and Shares issuable upon the exercise of warrants held in custodial accounts and by the other trusts, except for the shares owned by his wife, as to which he disclaims beneficial ownership.

(13) Helix Investment Partners, L.P. ("Helix") is a registered investment advisor. Includes shares of Common Stock over which Helix shares investment power and voting power with Helix Convertible Opportunities, L.P. which amount to more than 5% of the outstanding Common Stock.

(14) Footnotes 2 through 12 are incorporated in this footnote. Also includes 30,765 shares of Common Stock issuable upon exercise of options held by six other officers.

Item 13: Certain Relationships and Related Transactions

      During 1997, Herbert H. Feldman, Howard D. Brous, Warren H. Esanu, Stanley Kreitman and Robert Schreiber served as members of the Company's Compensation Committee. During 1997, Alpha Risk Management, Inc., an independent risk management consulting company of which Mr. Feldman is president and sole shareholder, received an aggregate of $36,000 in retainer fees in connection with its provision of ongoing risk management services relating to the Company's corporate insurance coverage. The arrangement is cancelable by either party upon ten days prior notice. Also during 1997, the law firm of Esanu Katsky Korins & Siger, LLP, to which Mr. Esanu is of counsel, provided legal services to the Company, for which it received fees of $380,000. Esanu Katsky Korins & Siger, LLP is continuing to render legal services to the Company during 1998.

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (c) Exhibits.

            25.1 Power of Attorney (see signature page)

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PORTA SYSTEMS CORP.

    Dated: April 30, 1998                    By   /s/ William V. Carney
                                                  ------------------------------
                                                      William V. Carney
                                                      Chairman of the Board and
                                                      Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                       Title                            Date
      ---------                       -----                            ----

/s/William V. Carney*         Chairman of the Board,              April 30, 1998
-------------------------     Chief Executive Officer
   William V. Carney          and Director (Principal
                              Executive Officer)

/s/Edward B. Kornfeld*        Senior Vice President and           April 30, 1998
-------------------------     Chief Financial Officer
   Edward B. Kornfeld         (Principal Financial and
                              Accounting Officer)

/s/Seymour Joffe*             Director                            April 30, 1998
-------------------------
   Seymour Joffe

/s/Michael A. Tancredi*       Director                            April 30, 1998
-------------------------
   Michael A. Tancredi

/s/Howard D. Brous*           Director                            April 30, 1998
-------------------------
   Howard D. Brous

/s/Warren H. Esanu*           Director                            April 30, 1998
-------------------------
   Warren H. Esanu

/s/Herbert H. Feldman*        Director                            April 30, 1998
-------------------------
   Herbert H. Feldman

/s/Stanley Kreitman*          Director                            April 30, 1998
-------------------------
   Stanley Kreitman

/s/Lloyd I. Miller, III*      Director                            April 30, 1998
-------------------------
   Lloyd I. Miller, III

/s/Robert Shreiber*           Director                            April 30, 1998
-------------------------
   Robert Shreiber

*By /s/ William V. Carney
-------------------------
        William V. Carney
        Attorney-in-fact
        April 30, 1998