Form 10-Q
period 1998-03-31
PORTA SYSTEMS CORP
filed 1998-05-13
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from.........to.........
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

Common stock (par value $0.01) 9,298,713 shares as of May 4, 1998


                               Page 1 of 12 pages

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                                         March 31,  December 31,
                                                            1998        1997
                                                         --------    --------
                    Assets                             (Unaudited)
Current assets:
  Cash and cash equivalents                              $  4,812    $  5,091
  Accounts receivable - trade, less allowance
   for doubtful accounts                                   17,068      14,891
  Inventories                                               7,930       8,159
  Prepaid expenses and other current assets                 1,777       1,266
                                                         --------    --------
          Total current assets                             31,587      29,407
                                                         --------    --------
  Property, plant and equipment, net                        4,542       4,667
  Deferred computer software, net                             428         543
  Goodwill, net                                            11,943      12,059
  Other assets                                              3,585       4,324
                                                         --------    --------
          Total assets                                   $ 52,085    $ 51,000
                                                         ========    ========

     Liabilities and Stockholders' Deficit
Current liabilities:
  Convertible subordinated debentures                    $    359    $  1,758
  Current portion of long-term debt                         1,906       1,900
  Accounts payable                                          4,414       5,796
  Accrued expenses                                          8,279       8,656
  Accrued interest payable                                    404         398
  Accrued commissions                                       2,241       2,444
  Accrued deferred compensation                             1,106       1,228
  Income taxes payable                                        838         853
  Short-term loans                                             91         120
                                                         --------    --------
          Total current liabilities                        19,638      23,153
                                                         --------    --------

Senior debt                                                10,028      12,978
12% subordinated debentures                                 5,370        --
Zero coupon senior subordinated convertible notes            --         2,796
Notes payable net of current maturities                     3,084       3,084
Income taxes payable                                          682         649
Other long-term liabilities                                   503         487
Minority interest                                             995       1,040
                                                         --------    --------
          Total long-term liabilities                      20,662      21,034
Stockholders' equity:
  Preferred stock, no par value; authorized
   1,000,000 shares, none issued                             --          --
  Common stock, par value $.01; authorized
   20,000,000 shares, issued 9,298,742 and
   8,644,304 shares at March 31, 1998 and
   December 31, 1997, respectively                             93          86
  Additional paid-in capital                               74,970      70,926
  Accumulated other comprehensive loss:
     Foreign currency translation adjustment               (3,885)     (4,027)
  Accumulated deficit                                     (57,020)    (57,799)
                                                         --------    --------
                                                           14,158       9,186
  Treasury stock, at cost                                  (2,066)     (2,066)
  Receivable for employee stock purchases                    (307)       (307)
                                                         --------    --------
          Total stockholders' equity                       11,785       6,813
                                                         --------    --------
          Total liabilities and stockholders' equity     $ 52,085    $ 51,000
                                                         ========    ========

          See accompanying notes to consolidated financial statements.


                               Page 2 of 12 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                            Three Months Ended
                                                           March 31,   March 31,
                                                              1998        1997
                                                           --------    --------
Sales                                                      $ 16,292    $ 12,480
Cost of sales                                                 9,605       8,466
                                                           --------    --------
   Gross profit                                               6,687       4,014

Selling, general and administrative expenses                  3,467       2,587
Research and development expenses                             1,330       1,151
                                                           --------    --------
       Total expenses                                         4,797       3,738
                                                           --------    --------
       Operating income                                       1,890         276

Interest expense                                               (857)       (916)
Interest income                                                  78          42
Other income (expense), net                                     509         135
Debt conversion expense                                        (945)       --
                                                           --------    --------
     Income (loss) before income taxes, minority
     interest and extraordinary gain                            675        (463)

Income tax expense                                              (16)        (14)
Minority interest                                                45          75
     Income (loss) before extraordinary gain                    704        (402)

Extraordinary gain on early extinguishment of debt               76           8
                                                           --------    --------
Net income (loss)                                          $    780    $   (394)
                                                           ========    ========
Per share data:

Basic per share amounts:

     Income (loss) before extraordinary gain               $   0.08    $  (0.17)
     Extraordinary gain                                        0.01        0.00
                                                           --------    --------
        Net income (loss) per share of common stock        $   0.09    $  (0.17)
                                                           ========    ========
     Weighted average shares outstanding                      9,141       2.337
                                                           ========    ========
Diluted per share amounts:

     Income (loss) before extraordinary gain               $   0.07    $  (0.17)
     Extraordinary gain                                        0.01        0.00
                                                           --------    --------
        Net income (loss) per share of common stock        $   0.08    $  (0.17)
                                                           ========    ========
     Weighted average shares outstanding                      9,774       2,337
                                                           ========    ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 3 of 12 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
        Unaudited Consolidated Statements of Comprehensive Income (Loss)


                                                          Three Months Ended
                                                          March 31,  March 31,
                                                            1998       1997
                                                          --------   --------

Net income (loss)                                         $    780   $   (394)

Other comprehensive income (loss), net of tax:

         Foreign currency translation adjustments              142       (342)
                                                          --------   --------

Comprehensive income (loss)                               $    922   $   (736)
                                                          ========   ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 4 of 12 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          Three Months Ended
                                                                         March 31,   March 31,
                                                                           1998        1997
                                                                         --------    --------
Cash flows from operating activities:
   Net income (loss)                                                     $    780    $   (394)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Extraordinary gain                                                     (76)         (8)
       Non-cash debt conversion expense                                       945        --
       Non-cash financing expenses                                            144         241
       Depreciation and amortization                                          538         802
       Amortization of discount on convertible subordinated debentures          2          10
       Minority interest                                                       45         (75)
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (2,177)      4,525
       Inventories                                                            229         802
       Prepaid expenses                                                      (511)         28
       Other receivables                                                     --          (223)
       Deferred computer software                                            --           (13)
       Other assets                                                           559         406
       Accounts payable, accrued expenses and other liabilities            (1,385)     (3,393)
                                                                         --------    --------
            Net cash provided by (used in) operating activities              (907)      2,708

   Cash flows from investing activities:
       Proceeds from disposal of assets held for sale, net                   --           500
       Capital expenditures, net                                             (112)        (27)
                                                                         --------    --------
            Net cash provided by (used in ) investing activities             (112)        473
                                                                         --------    --------

   Cash flows from financing activities:
       Proceeds from senior debt                                                6         254
       Repayments of senior debt                                           (2,950)       (369)
       Proceeds from 12% subordinated debentures                            6,000        --
       Repayment of Zero coupon senior subordinated convertible notes      (2,796)       --
       Proceeds from (repayments of) short term loans                         (29)         16
                                                                         --------    --------
            Net cash provided by (used in) financing activities               231         (99)
                                                                         --------    --------

   Effect of exchange rate changes on cash                                    509        (698)
                                                                         --------    --------

   Increase (decrease) in cash and cash equivalents                          (279)      2,384

   Cash and equivalents - beginning of the year                             5,091       2,584
                                                                         --------    --------

   Cash and equivalents - end of the period                              $  4,812    $  4,968
                                                                         ========    ========
   Supplemental cash flow disclosure:
       Cash paid for interest expense                                    $    630    $    782
                                                                         ========    ========
       Cash paid for income taxes                                        $     44    $     34
                                                                         ========    ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 5 of 12 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 1997. Results for the interim period are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are valued at the lower of cost or market. Inventory costs at March 31, 1998 and December 31, 1997 have been computed using a standard cost system. The composition of inventories at the end of the respective periods is as follows:

                                      March 31, 1998    December 31,1997
                                      --------------    ----------------
                                               (in thousands)
     Parts and components             $        5,078   $        5,349
     Work-in-process                           1,261            1,079
     Finished goods                            1,590            1,731
                                      --------------   --------------
                                      $        7,930   $        8,159
                                      ==============   ==============

Note 3: 6% Convertible Subordinated Debentures and
        Zero Coupon Senior Subordinated Convertible Notes

      During the quarter ended March 31, 1998, the Company (i) repaid the remaining balance, $2,796,000, of the Zero Coupon Senior Subordinated Notes (the "Notes") from the proceeds of the 12% Subordinated Notes (note 5) (ii) exchanged $250,000 additional principal amount of the 6% Convertible Subordinated Debentures (the "Debentures") for approximately 58,000 shares of common stock and (iii) issued approximately 330,000 shares of common stock in exchange for $1,260,000 principal amount of its Debentures and accrued interest. As a result of these transactions, the Company recorded an extraordinary gain of $76,000 and debt conversion expense of $945,000, net of interest forgiven, in the first quarter of 1998. After giving affect to these transactions, the Company has no Notes outstanding and $385,000 principal amount of Debentures outstanding as described below.

      As of March 31, 1998, the Company had outstanding $359,000 of the Debentures due July 1, 2002, net of original issue discount amortized to principal over the term of the debt using the effective interest rate method, of $26,000. The face amount of the outstanding Debentures was $385,000 at March 31, 1998.

      Interest on the Debentures is payable on July 1 of each year. The interest accrued as of March 31, 1998 amounted to $87,000. As of March 31, 1998 the Company is in default under the interest payment provisions of the Debentures. The Company intends to remedy the default during the second quarter of 1998.


                               Page 6 of 12 pages

Note 4: Senior Debt

      On March 31, 1998, the Company's long-term debt consisted of senior debt under its credit facility in the amount of $11,934,000. The credit facility is secured by substantially all of the Company's assets. All obligations except undrawn letters of credit, letter of credit guarantees and the deferred fee notes bear interest at 12%. The Company incurs a fee of 2% on the average balance of undrawn letters of credit and letter of credit guarantees outstanding. In addition, the Company is obligated to pay a monthly facility fee of $50,000 and the loan agreement requires a minimum quarterly amortized payment of $325,000. During the quarter the Company repaid principal of $2,950,000.

      Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of March 31, 1998, the Company is in compliance with the above covenants.

Note 5: 12% Subordinated Notes

      In January 1998, the Company raised $6,000,000 from the private placement of 60 units at $100,000 per unit. Each unit consisted of (a) the Company's 12 % Subordinated Note due January 3, 2000 (a "12% Note"), in the principal amount of $100,000, and (b) a Series B Common Stock Purchase Warrant (a "Series B Warrant") to purchase 10,000 shares of Common Stock at $3.00 per share through December 31, 2002. In the event that any 12% Note is outstanding one year from the date on which such 12% Note is issued (the "Anniversary Date of the Note"), the Company shall issue to the holder of such 12% Note on the Anniversary Date of the Note a Series C Warrant to purchase 25 shares of Common Stock for each $1,000 principal amount of 12% Notes outstanding on the Anniversary Date of the Note. The Series C Warrant will have an exercise price equal to the average closing prices of the Common Stock on each of the five trading days preceding the Anniversary Date of the Note with respect to which the Series C Warrant is being issued and will expire on December 31, 2003. The proceeds from the sale of the Units was used principally to pay the remaining principal amount of Zero Coupon Notes which had not been converted of $2,796,000 (note 3) and to reduce the Company's senior debt by approximately $2,950,000 (note 4). The balance of such proceeds was added to working capital. The Series B and Series C Warrants were valued at $630,000 and were recorded as part of additional paid in capital. Accordingly, the Company recorded the net 12% Note at a value of $5,370,000. In connection with the private placement of these units, the Company issued to its investment banking firm 120,000 shares of common stock.


                               Page 7 of 12 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                            Three Months Ended
                                                                  March 31,
                                                             -----------------
                                                             1998         1997
                                                             ----         ----
Sales                                                         100%         100%
Cost of Sales                                                  59%          68%
Gross Profit                                                   41%          32%
Selling, general and administrative expenses                   21%          21%
Research and development expenses                               8%           9%
     Operating income                                          12%           2%
Interest expense - net                                         (5%)         (7%)
Other                                                           3%           1%
Debt conversion expense                                        (5%)         --
Minority interest                                               0%           1%
Extraordinary item                                              0%           0%
Net income (loss)                                               5%          (3%)

      The Company's sales by product line for the periods ended March 31, 1998 and 1997 are as follows:

                                                Three Months Ended
                                                     March 31,
                                            --------------------------
                                            1998                  1997
                                            ----                  ----

Line connection/protection equipment   $ 4,769    29%        $ 6,795    54%
OSS equipment                            9,173    57%          3,992    32%
Signal Processing                        2,325    14%          1,603    13%
Other                                       25     0%             90     1%
                                       --------------        --------------
                                       $16,292   100%        $12,480   100%
                                       ==============        ==============


                               Page 8 of 12 pages

Results of Operations

      The Company's sales for the quarter ended March 31, 1998 were $16,292,000 which increased by $3,812,000 (31%) compared to the quarter ended March 31, 1997 of $12,480,000. The overall increase in sales reflects increased sales of OSS and Signal processing products which were partially offset by a decrease in sales of line connection/protection products.

      Sales of line connection/protection equipment decreased by $2,026,000 (30%) from $6,795,000 to $4,769,000 for the 1997 and 1998 quarters, respectively. This decrease reflects changes in the product mix and reduced unit purchases from the Company's largest customer, British Telecommunications plc ("BT"). During 1997, the Company amended an agreement to supply certain line connection/protection equipment to BT, which included certain new products. The amended agreement resulted in a lower selling price for existing products and prices that resulted in a reduced gross margin for new products. Sales to BT during the 1997 quarter were made pursuant to the old agreement, while the amended agreement applied to sales in the 1998 period. In addition, the number of units purchased by BT declined in the 1998 period from the 1997 period. Orders for line connection/protection equipment from BT remains at the reduced rate.

      OSS sales increased by $5,181,000 (130%) from $3,992,000 for the quarter ended March 31,1997 to $9,173,000 for the quarter ended March 31,1998. The increased sales during the 1998 quarter resulted from the attainment of certain milestones on OSS contracts which are accounted for using a percentage of completion method. Furthermore, OSS sales during the first quarter of 1997 were at a reduced level since certain contract milestones were attained later in the year, resulting in recognition of revenue at such later time.

      Signal processing sales increased for the quarter ended March 31, 1998 by $722,000 (45%) from $1,603,000 in the 1997 quarter compared to $2,325,000 in the
1998 quarter. The increase reflects shipments on multiple year sales orders to certain military customers which were secured during the latter part of 1997.

      Cost of sales for the quarter ended March 31, 1998, as a percentage of sales, was 59% compared with the quarter ended March 31, 1997 of 68%. This improvement in gross margin is attributable to the Company's continuing effort to increase manufacturing productivity and the absorption, over a larger revenue base, of certain fixed expenses associated with the OSS contracts.

      Selling, general and administration expenses increased by $880,000 (34%) from $2,587,000 to $3,467,000. This increase reflects higher sales commissions, primarily on OSS contracts, based upon the increased revenues for the 1998 quarter.

      Research and development expenses increased by $179,000 (16%) from $1,151,000 to $1,330,000. This increase in research and development expenses results from the Company's efforts to develop new products, primarily related to the OSS business.

      As a result of the foregoing, the Company had operating income of $1,890,000 for the quarter ended March 31, 1998, as compared to operating income of $276,000 for the quarter ended March 31, 1997.


                               Page 9 of 12 pages

      Interest expense decreased by $59,000 from $916,000 in 1997 to $857,000 in 1998. This change is attributable primarily to a decrease in interest expense related to the exchange of the Company's 6% Convertible Subordinated Debentures and reduced levels of borrowing from the senior lender, which were offset by partially by interest on the 12% Subordinated Notes.

      Other income for the quarter ended March 31, 1998 includes $400,000 from the settlement of litigation.

      During the quarter ended March 31 ,1998, the Company recorded debt conversion expense of $945,000 as a result of the conversion of Zero Coupon Notes and 6% Convertible Subordinated Debentures to common stock.

      For the quarter ended March 31, 1998, the Company had income before extraordinary gain of $704,000 compared to a loss before extraordinary gain of $402,000 for the quarter ended March 31, 1997.

      In the first quarter ended March 31, 1998 and 1997, respectively, the Company recorded a $76,000 and $8,000 gain from the early extingushment of its 6% Convertible Subordinated Debt as a result of the exchange of the 6% Debt for Zero Coupon Notes and common stock.

      As the result of the foregoing, the Company generated net income of $780,000, $0.09 per share (basic) and $0.08 per share (diluted), for the quarter ended March 31, 1998 versus a net loss of $394,000, $0.17 per share (basic and diluted), for the quarter ended March 31, 1997.

Liquidity and Capital Resources

      At March 31, 1998 the Company had cash and cash equivalents of $4,812,000 compared with $5,091,000 at December 31, 1997. The Company's working capital at March 31, 1998 was $11,949,000, compared to working capital of $6,254,000 at December 31, 1997. The improved working capital reflects (i) increased accounts receivable (ii) reduced balance of the 6% Debentures and (iii) lower balances of accounts payable and commissions payable.

      As of March 31, 1998, the Company's loan and security agreement with its senior secured lender, which expires August 1999, provided the Company, under its revolving line of credit and its letter of credit facility, with combined availability totaling $9,000,000. In addition, the Company has $11,934,000 outstanding as of March 31, 1998 under a term loan agreement.


                               Page 10 of 12 pages

      During the quarter ended March 31, 1998, the Company raised $6,000,000 from the private placement of its 12% Subordinated Notes due January 3, 2000. The proceeds from the sale of the Units was used principally to pay the remaining $2,796,000 principal amount of Notes which had not been converted (Note 3) and to reduce the Company's senior debt to Foothill by approximately $2,950,000 (Note 4). The balance of such proceeds was added to working capital.

      The Company believes that its current cash position, internally generated cash flow and its loan facility will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months.

Year 2000 Issue

      Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This is referred to the as the "Year 2000 Issue." Management has initiated a Company wide program to prepare the Company's computer systems and applications for year 2000 compliance including potential obligations to update its customer's systems to the extent required under their contracts. The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000. The Company expects to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is still being evaluated, but is not expected to be material to the Company.

Forward Looking Statements

      Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-Q, the Company's Annual Report on From 10-K for the year ended December 31, 1997 and in other documents filed by the Company with the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             None

        (b)  Reports on Form 8-K

             A current report on form 8-K (Item 5), dated January 2, 1998, was filed.


                               Page 11 of 12 pages

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PORTA SYSTEMS CORP.

       Dated May 12, 1998                        By /s/William V. Carney
                                                    --------------------
                                                    William V. Carney
                                                    Chairman of the Board
                                                    and Chief Executive Officer

       Dated May 12, 1998                        By /s/Edward B. Kornfeld
                                                    ---------------------
                                                    Edward B. Kornfeld
                                                    Senior Vice President
                                                    and Chief Financial Officer


                               Page 12 of 12 pages