Form 10-Q
period 1998-06-30
PORTA SYSTEMS CORP
filed 1998-08-13
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

      Common Stock (par value $0.01) 9,298,713 shares as of August 3, 1998


                               Page 1 of 14 pages

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                                        June 30,    December 31,
                                                          1998         1997
                                                       ----------   ------------
                                                       (Unaudited)
                       Assets
Current assets:
  ash and cash equivalents                               $  4,877    $  5,091
  ccounts receivable, net                                  15,831      14,891
  nventories                                                8,103       8,159
  repaid expenses                                           1,703       1,266
                                                         --------    --------
         Total current assets                              30,514      29,407
                                                         --------    --------
  Property, plant and equipment, net                        4,420       4,667
  Deferred computer software, net                             313         543
  Goodwill, net                                            11,828      12,059
  Other assets                                              4,089       4,324
                                                         --------    --------
         Total assets                                    $ 51,164    $ 51,000
                                                         ========    ========

        Liabilities and Stockholders' Equity

Current liabilities:
   Convertible subordinated debentures                   $    360    $  1,758
   Current portion of senior debt                           1,518       1,900
   Accounts payable                                         4,825       5,796
   Accrued expenses                                         7,085       8,656
   Accrued interest payable                                   574         398
   Accrued commissions                                      2,010       2,444
   Income taxes payable                                       995         853
   Accrued deferred compensation                            1,152       1,228
   Short-term loans                                            63         120
                                                         --------    --------
         Total current liabilities                         18,582      23,153
                                                         --------    --------

Senior debt                                                 9,483      12,978
12% subordinated debentures                                 5,475        --
Zero coupon senior subordinated
   convertible notes                                         --         2,796
Notes payable net of current maturities                     3,084       3,084
Income taxes payable                                          640         649
Other long-term liabilities                                   513         487
Minority interest                                           1,115       1,040
                                                         --------    --------
         Total long-term liabilities                       20,310      21,034
                                                         --------    --------
         Total Liabilities                                 38,892      44,187
                                                         --------    --------
Stockholders' equity:
   Preferred stock, no par value; authorized
      1,000,000 shares, none issued                          --          --
   Common  stock, par value $.01; authorized
      20,000,000 shares, issued 9,298,713
      and 8,644,304 shares at June 30, 1998
      and December 31,1997, respectively                       93          86
   Additional paid-in capital                              74,970      70,926
   Accumulated other comprehensive loss:
      Foreign currency translation adjustment              (3,900)     (4,027)
   Accumulated deficit                                    (56,518)    (57,799)
                                                         --------    --------
                                                           14,645       9,186
   Treasury stock, at cost                                 (2,066)     (2,066)
   Receivable for employee stock purchases                   (307)       (307)
                                                         --------    --------
         Total stockholders' equity                        12,272       6,813
                                                         --------    --------
         Total liabilities and stockholders' equity        51,164    $ 51,000
                                                         ========    ========

          See accompanying notes to consolidated financial statements.


                               Page 2 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                             Six Months Ended
                                                         June 30,      June 30,
                                                           1998          1997
                                                         --------      ---------

Sales                                                    $ 30,943      $ 28,874
Cost of sales                                              17,622        18,095
                                                         --------      --------
  Gross profit                                             13,321        10,779

Selling, general and administrative expenses                6,967         5,892
Research and development expenses                           3,013         2,488
                                                         --------      --------
     Total expenses                                         9,980         8,380
                                                         --------      --------

     Operating income                                       3,341         2,399

Interest expense                                           (1,782)       (1,840)
Interest income                                               157            92
Other income                                                  712           202
Debt conversion expense                                      (945)         --
                                                         --------      --------

  Income before income taxes, minority interest
  and extraordinary item                                    1,483           853

Income tax expense                                           (200)          (23)
Minority interest                                             (76)           15
                                                         --------      --------

  Income before extraordinary item                          1,207           845

Extraordinary item                                             76            11
                                                         --------      --------

Net income                                               $  1,283      $    856
                                                         ========      ========

Per share data:

Basic per share amounts:

  Income before extraordinary item                       $   0.13      $   0.36
                                                         --------      --------
  Extraordinary item                                         0.01          0.00
                                                         --------      --------
  Net income per share of common stock                   $   0.14      $   0.36
                                                         ========      ========

  Weighted average shares outstanding                       9,220         2,348
                                                         ========      ========
Diluted per share amounts:

  Income before extraordinary item                       $   0.12      $   0.13
  Extraordinary item                                         0.01          0.00
                                                         --------      --------
  Net income per share of common stock                   $   0.13      $   0.13
                                                         ========      ========

  Weighted average shares outstanding                      10,075         6,398
                                                         ========      ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 3 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                           Three Months Ended
                                                        June 30,        June 30,
                                                         1998            1997
                                                       --------        ---------

Sales                                                  $ 14,651        $ 16,394
Cost of sales                                             8,017           9,629
                                                       --------        --------
  Gross profit                                            6,634           6,765

Selling, general and administrative
expenses                                                  3,500           3,305
Research and development expenses                         1,683           1,337
                                                       --------        --------
     Total expenses                                       5,183           4,642
                                                       --------        --------

     Operating income                                     1,451           2,123

Interest expense                                           (925)           (924)
Interest income                                              79              50
Other income                                                203              67
                                                       --------        --------

  Income before income taxes, minority
  interest and extraordinary item                           808           1,316

Income tax expense                                         (184)             (9)
Minority interest                                          (121)            (60)
                                                       --------        --------

  Income before extraordinary item                          503           1,247

Extraordinary item                                         --                 3
                                                       --------        --------

Net income                                             $    503        $  1,250
                                                       ========        ========


Per share data:

Basic per share amounts:

  Income before extraordinary item                     $   0.05        $   0.56
  Extraordinary item                                       0.00            0.00
                                                       --------        --------
  Net income per share of common stock                 $   0.05        $   0.56
                                                       ========        ========

  Weighted average shares outstanding                     9,299           2.214
                                                       ========        ========

Diluted per share amounts:

  Income before extraordinary item                     $   0.05        $   0.20
  Extraordinary item                                       0.00            0.00
                                                       --------        --------
  Net income per share of common stock                 $   0.05        $   0.20
                                                       ========        ========

  Weighted average shares outstanding                    10,345           6,288
                                                       ========        ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 4 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
            Unaudited Consolidated Statements of Comprehensive Income

                                                              Six Months Ended
                                                            June 30,    June 30,
                                                              1998        1997
                                                            --------    --------

Net income                                                   $1,283      $  856

Other comprehensive income (loss), net of tax:

   Foreign currency translation adjustments                     127        (202)
                                                             ------      ------

Comprehensive income                                         $1,410      $  654
                                                             ======      ======

                                                             Three Months Ended
                                                            June 30,    June 30,
                                                              1998        1997
                                                            --------    --------

Net income                                                   $  503       $1,250

Other comprehensive income (loss), net of tax:

   Foreign currency translation adjustments                     (15)         140
                                                             ------       ------

Comprehensive income                                         $  488       $1,390
                                                             ======       ======

     See accompanying notes to unaudited consolidated financial statements.


                               Page 5 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                             Six  Months Ended
                                                           June 30,     June 30,
                                                             1998         1997
                                                           --------     --------
Cash flows from operating activities:
  Net income                                               $ 1,283      $   856
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Extraordinary gain                                       (76)         (11)
      Non-cash debt conversion expense                         945         --
      Non-cash financing expenses                              228          184
      Non-cash operating expenses                             --             13
      Write off of interest expense                            304         --
      Depreciation and amortization                          1,080        1,582
      Amortization of debt discounts                           108           20
      Minority interest                                         76           14
Changes in assets and liabilities:
      Accounts receivable                                     (940)         182
      Inventories                                               56       (1,137)
      Prepaid expenses                                        (437)         119
      Other receivables                                       --             31
      Deferred computer software                              --            (13)
      Other assets                                             (68)         865
      Accounts payable, accrued expenses
        and other liabilities                               (1,873)        (285)
                                                           -------      -------
        Net cash provided by
          operating activities                                 686        2,420
                                                           -------      -------

  Cash flows from investing activities:
      Proceeds from disposal of assets
        held for sale, net                                    --            500
      Capital expenditures                                    (297)        (216)
                                                           -------      -------
        Net cash provided by (used in)
          investing activities                                (297)         284
                                                           -------      -------

  Cash flows from financing activities:
      Proceeds from senior debt                                  6          299
      Repayments of senior debt                             (3,883)      (1,122)
      Proceeds from 12% subordinated
        debentures and warrants                              6,000         --
      Repayment of Zero coupon senior
        subordinated convertible notes                      (2,796)        --
      (Repayments of) proceeds from short
        term loans                                             (57)          39
                                                           -------      -------
        Net cash used in financing activities                 (730)        (784)
                                                           -------      -------

  Effect of exchange rate changes on cash                      127         (227)
                                                           -------      -------

  Increase (decrease) in cash and
      cash equivalents                                        (214)       1,693

  Cash and equivalents - beginning
      of the year                                            5,091        2,584
                                                           -------      -------

  Cash and equivalents - end of
      the period                                           $ 4,877      $ 4,277
                                                           =======      =======

  Supplemental cash flow disclosures:
      Cash paid for interest expense                       $ 1,219      $ 1,399
                                                           =======      =======

      Cash paid for income taxes                           $    82      $    45
                                                           =======      =======

     See accompanying notes to unaudited consolidated financial statements.


                               Page 6 of 14 pages

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 1997. Results for the first six months of 1998 are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are valued at lower of cost or market. Inventory costs at June 30, 1998 have been computed using a standard cost system. The composition of inventories at the end of the respective periods is as follows:


                                        June 30, 1998     December 31,1997
                                        -------------     ----------------
                                               (in thousands)
      Parts and components                 $ 4,762            $ 5,349
      Work-in-process                        1,413              1,079
      Finished goods                         1,928              1,731
                                           -------            -------
                                           $ 8,103            $ 8,159
                                           =======            =======

Note 3: 6% Convertible Subordinated Debentures and
        Zero Coupon Senior Subordinated Convertible Notes

      As of June 30, 1998, the Company had outstanding $360,000 of its 6% Convertible Subordinated Debentures due July 1, 2002 ("the Debentures"), net of original issue discount amortized to principal over the term of the debt using the effective interest rate method, of $25,000. The face amount of the outstanding Debentures was $385,000 at June 30, 1998.

      Interest on the Debentures is payable on July 1 of each year. The interest accrued as of June 30, 1998 amounted to $92,400. As of June 30, 1998, the
Company was in default under the provisions of the Debentures. Subsequent to June 30, 1998, the Company remedied the default by paying the interest due through July 1, 1998 to the paying agent.


                               Page 7 of 14 pages

Note 4: Senior Debt

      On June 30, 1998, the Company's debt to its senior lender was $14,085,000. During the six and three months ended June 30, 1998, the Company repaid principal of $3,877,000 and $934,000, respectively. Based on anticipated principal payments, $1,518,000 has been classified as a current liability at June 30, 1998.

      Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of June 30,1998, the Company was in compliance with the above covenants.

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

Note 6: Receivable for Employee Stock Purchases

      During the quarter ended June 30, 1998, the Board of Directors approved the exchange of certain notes receivable issued by current and former employees of the Company for the common stock of the Company which is held as collateral for these notes. The notes were issued as payment for the shares pursuant to the 1984 compensation plan. It is anticipated that this transaction will close during the quarter ended September 30, 1998. The exchange of the shares of the Company's common stock as full payment of the employee notes will have only an effect on the Company's balance sheet as a reclassification of equity.


                               Page 8 of 14 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                      Six Months Ended      Three Months Ended
                                          June 30,              June 30,
                                       1998       1997       1998       1997
                                      ------     ------     ------     ------
Sales                                  100%       100%       100%       100%
Cost of Sales                           57%        63%        55%        59%
Gross Profit                            43%        37%        45%        41%
Selling, general and administrative
   expenses                             22%        20%        24%        20%
Research and development expenses       10%         9%        11%         8%
   Operating income                     11%         8%        10%        13%
Interest expense - net                  (5%)       (6%)       (6%)       (5%)
Other income                             2%         1%         1%         0%
Debt conversion expense                 (3%)        0%         0%         0%
Minority interest                        0%         0%        (1%)        0%
Income taxes                            (1%)        0%        (1%)        0%
Extraordinary item                       0%         0%         0%         0%
Net income                               4%         3%         3%         8%

      The Company's sales by product line for the periods ended June 30, 1998 and 1997 are as follows:

                                                       Six Months Ended
                                                           June 30,
                                                 1998                   1997
                                                 ----                   ----
                                                    (Dollars in thousands)

Line connection/protection
   equipment ("Line connection")              $10,600  34%          $13,347  46%
Operations Support Systems ("OSS")             15,743  51%           11,302  39%
Signal Processing                               4,520  15%            3,942  14%
Other                                              80   0%              283   1%
                                              -----------           -----------
                                              $30,943 100%          $28,874 100%
                                              ===========           ===========

                                                       Three Months Ended
                                                           June 30,
                                                 1998                   1997
                                                 ----                   ----
                                                    (Dollars in thousands)

Line connection                               $ 5,830  40%          $ 6,552  40%
OSS                                             6,570  45%            7,310  45%
Signal Processing                               2,195  15%            2,339  14%
Other                                              53   0%              193   1%
                                              -----------           -----------
                                              $14,651 100%          $16,394 100%
                                              ===========           ===========


                               Page 9 of 14 pages

Results of Operations

      The Company's sales for the six months ended June 30, 1998 compared to the six months ended June 30, 1997 increased $2,069,000 (7%) from $28,874,000 in 1997 to $30,943,000 in 1998. Sales for the quarter ended June 30, 1998 of $14,651,000 decreased by $1,743,000 (11%) compared to $16,394,000 for the quarter ended June 30, 1997. The increased sales for the six month period is due to higher revenue from the OSS and Signal Processing divisions for that period. The decrease for the three month period is due to a decline sales from all divisions for that period.

      The line connection equipment sales for the six months ended June 30 decreased from $13,347,000 to $10,600,000, or $2,747,000 (21%) from 1997 to
1998. Sales for the three months ended June 30 decreased by $722,000 (11%) from $6,552,000 in 1997 to $5,830,000 in 1998. The decrease for both the six and three months ended June 30, 1998 reflects changes in the product mix and reduced unit purchases from the Company's largest customer, British Telecommunications plc ("BT"). During 1997, the Company amended an agreement to supply certain line connection/protection equipment to BT, which included certain new products. The amended agreement resulted in a lower selling price for existing products and prices that resulted in a reduced gross margin for new products. Sales to BT during the six and three months of 1997 were made pursuant to the old agreement, while the amended agreement applied to sales in the 1998 periods. In addition, the number of units purchased by BT declined in the three and six months ended June 30, 1998 from the comparable periods of 1997. Orders for line connection/protection equipment from BT remain at the reduced rate. The decline in sales to BT was somewhat offset by increased sales of Line connection equipment in the United States and Mexico.

      OSS revenue for the six months ended June 30, 1998 was $15,743,000 compared to the six months ended June 30, 1997 of $11,302,000 an increase of $4,441,000 (39%). OSS revenue for the three months ended June 30, 1998 was $6,570,000 compared to the three months ended June 30, 1997 of $7,310,000, a decrease of $740,000 (10%) due to a delay in securing an anticipated OSS contract. The increased sales during the six months ended June 30, 1998 resulted from the attainment of certain milestones on OSS contracts which are accounted for using a percentage of completion method. Furthermore, OSS sales during the first quarter of 1997 were at a reduced level since certain contract milestones were attained later in the year, resulting in recognition of revenue at such later time.

      Signal Processing sales for the six months ended June 30, 1998 were $4,520,000 compared to the six months ended June 30, 1997 of $3,942,000, an increase of $578,000 (15%). Sales for the three months ended June 30, 1998 were $2,195,000 compared to the three months ended June 30, 1997 of $2,339,000, a decrease of $144,000 (6%). The increased revenue for the six month period reflects shipments on multiple year sales orders to certain military customers which were secured during the latter part of 1997. The decrease in sales for the three month period reflects delays by customers in placing sales orders.

      Cost of sales for the six months and the quarter ended June 30, 1998, as a percentage of sales compared to the same periods of 1997, decreased from 63% to 57% and from 59% to 55%, respectively. The improvement in gross margin is attributed to the Company's continuing effort to increase manufacturing productivity, the sales product mix and the associated higher gross margin, and the absorption of certain fixed expenses associated with the OSS contracts.


                              Page 10 of 14 pages

      Selling, general and administration expenses increased by $1,075,000 (18%) from $5,892,000 to $6,967,000 for the six months ended June 30, 1998 compared to 1997. The increase from 1997 to 1998 for the six months reflects higher sales commissions, primarily on OSS contracts, based upon the increased revenues for the first six months of 1998. For the quarter ended June 30, 1998 and 1997 selling, general and administration expenses increased by $195,000 (6%). This increase relates primarily to the Company's efforts to increase its sales and marketing effectiveness in order to secure future business.

      Research and development expenses increased by $525,000 (21%) and by $346,000 (26%) for the six and three months ended June 30, 1998 from the comparable periods in 1997, respectively. The increased expenses results from the Company's efforts to develop new products, primarily related to the OSS business.

      As a result of the above, for the six months ended June 30, 1998 compared to 1997, the Company had operating income of $3,341,000 in 1998 versus $2,399,000 in 1997. The Company had an operating income of $1,451,000 for the quarter ended June 30, 1998 as compared to $2,123,000 for the quarter ended June 30, 1997.

      Other income for the six months ended June 30, 1998 includes $400,000 from the settlement of litigation and $167,000 of additional funds received from the settlement of the sale of the Israeli business.

      During the six months ended June 30 ,1998, the Company recorded debt conversion expense of $945,000 as a result of the conversion of Zero Coupon Notes and 6% Convertible Subordinated Debentures to common stock.

      Income tax expense increased for the six months ended June 30, 1998 compared to 1997 by $177,000 from $23,000 to $200,000 and for the three months ended June 30, 1998 compared to 1997 by $175,000 from $9,000 to $184,000 due to the limitation of the Company's NOL carryforwards.

      As the result of the foregoing the Company generated net income after extraordinary items of $1,283,000, $0.13 per share (basic) and $0.12 per share (diluted) for the six months ended June 30, 1998 compared with net income after extraordinary items of $856,000, $0.36 per share (basic) and $0.13 per share (diluted), for the six months ended June 30, 1997. Net income for the three months ended June 30, 1998 was $503,000, $0.05 per share (basic and diluted), compared with net income for the three months ended June 30, 1997 of $1,250,000, $0.56 per share (basic) and $0.20 per share (diluted).


                              Page 11 of 14 pages

Liquidity and Capital Resources

      At June 30, 1998 the Company had cash and cash equivalents of $4,877,000 compared with $5,091,000 at December 31, 1997. The Company's working capital at June 30, 1998 was $11,932,000, compared to working capital of $6,254,000 at December 31, 1997. The improved working capital reflects (i) increased accounts receivable (ii) reduced balance of the 6% Debentures and (iii) lower balances of accounts payable, accrued expenses and accrued commissions.

      As of June 30, 1998, the Company's loan and security agreement with its senior secured lender, which expires August 1999, provided the Company, under its revolving line of credit and its letter of credit facility, with combined availability totaling $9,000,000. In addition, the Company has $11,001,000 outstanding as of June 30, 1998 under a term loan agreement. Prior to the expiration of its agreement with its senior lender, the Company will require either an extension of such agreement or secure a comparable agreement with another lender. No assurance can be give as to the ability of the Company to obtain such an extension or alternative financing.

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


                              Page 12 of 14 pages

PART II- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company's 1998 Annual Meeting of Stockholders was held on June 23, 1998. At the annual meeting, the stockholders (i) reelected its present board, consisting of Messrs. William V. Carney, Seymour Joffe, Michael A. Tancredi, Howard D. Brous, Warren H. Esanu, Herbert H. Feldman, Stanley Kreitman, Lloyd I. Miller, III and Robert Schreiber and (ii) ratified the appointment of BDO Seidman, LLP as independent auditors for the year ended December 31, 1998.

      Each director received at least 7,648,532 votes for his election. Set forth below is the vote on the other matters approved at the meeting.

   Matter                  Votes for     Votes Against    Abstentions

Appointment of
  Auditors                 7,645,145        19,591           7,321


                              Page 13 of 14 pages

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PORTA SYSTEMS CORP.

      Dated August 11, 1998                By /s/ William V. Carney
                                                  ------------------------------
                                                  William V. Carney
                                                  Chairman of the Board

      Dated August 11, 1998                By /s/ Edward B. Kornfeld
                                                  ------------------------------
                                                  Edward B. Kornfeld
                                                  Senior Vice President
                                                  and Chief Financial Officer


                               Page 14 of 14 pages