Form 10-Q
period 1998-09-30
PORTA SYSTEMS CORP
filed 1998-11-12
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

      Yes ___X___ No ______

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 9,298,713 shares as of November 6, 1998


                               Page 1 of 13 pages

PART I - FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                    September 30,   December 31,
                                                        1998           1997
                                                    -------------   ------------
                     Assets                          (Unaudited)
Current assets:
     Cash and cash equivalents                        $  2,699        $  5,091
     Accounts receivable, net                           18,623          14,891
     Inventories                                         8,154           8,159
     Prepaid expenses                                    1,888           1,266
                                                      --------        --------
                  Total current assets                  31,364          29,407
                                                      --------        --------
      Property, plant and equipment, net                 4,344           4,667
      Deferred computer software, net                      197             543
      Goodwill, net                                     11,712         12, 059
      Other assets                                       3,688           4,324
                                                      --------        --------
                  Total assets                        $ 51,305        $ 51,000
                                                      ========        ========

     Liabilities and Stockholders' Equity
Current liabilities:
      Convertible subordinated debentures             $    362        $  1,758
      Current portion of senior debt                     1,300           1,900
      Accounts payable                                   5,642           5,796
      Accrued expenses                                   6,801           8,656
      Accrued interest payable                             315             398
      Accrued commissions                                2,236           2,444
      Income taxes payable                                 780             853
      Accrued deferred compensation                      1,198           1,228
      Short-term loans                                      27             120
                                                      --------        --------
                  Total current liabilities             18,661          23,153
                                                      --------        --------

Senior debt net of current maturities                   12,213          16,062
12% subordinated notes                                   5,554            --
Zero coupon senior subordinate convertible notes          --             2,796
Income taxes payable                                       794             649
Other long-term liabilities                                516             487
Minority interest                                        1,171           1,040
                                                      --------        --------
                  Total long-term liabilities           20,248          21,034
                                                      --------        --------
Stockholders' equity:
      Preferred stock, no par value; authorized
          1,000,000 shares, none issued                   --              --
      Common  stock, par value $.01;
          authorized 20,000,000 shares,  issued
          9,298,713 and 8,644,304 shares at
          September 30, 1998 and December 31,
          1997, respectively                                93              86
      Additional paid-in capital                        74,970          70,926
      Accumulated other comprehensive loss:
               Foreign currency translation
                  adjustment                            (3,823)         (4,027)
      Accumulated deficit                              (56,471)        (57,799)
                                                      --------        --------
                                                        14,769           9,186
      Treasury stock, at cost                           (2,066)         (2,066)
      Receivable for employee stock purchases             (307)           (307)
                                                      --------        --------
                  Total stockholders' equity            12,396           6,813
                                                      --------        --------
                  Total liabilities and
                     stockholders' equity             $ 51,305        $ 51,000
                                                      ========        ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 2 of 13 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                          Nine Months Ended
                                                    September 30,  September 30,
                                                        1998           1997
                                                    -------------  -------------

Sales                                                 $ 45,160       $ 45,934
Cost of sales                                           26,047         28,043
                                                      --------       --------
     Gross profit                                       18,913         17,891
                                                      --------       --------

Selling, general and administrative expenses            10,089          9,542
Research and development expenses                        4,807          3,756
                                                      --------       --------
         Total expenses                                 14,896         13,298
                                                      --------       --------

     Operating income                                    4,017          4,593

Interest expense                                        (2,663)        (2,729)
Interest income                                            205            174
Other income                                               981            244
Debt conversion expense                                   (945)          --
                                                      --------       --------

       Income before income taxes, minority
       interest, and extraordinary item                  1,595          2,282

Income tax expense                                        (209)           (31)
Minority interest                                         (133)          (164)
                                                      --------       --------

       Income before extraordinary item                  1,253          2,087

Extraordinary gain                                          76            115
                                                      --------       --------

Net income                                            $  1,329       $  2,202
                                                      ========       ========

Per share data:

Basic per share amounts:

        Income before extraordinary item              $   0.14       $   0.89
        Extraordinary item                                0.00           0.05
                                                      --------       --------
         Net income per share of common stock         $   0.14       $   0.94
                                                      ========       ========

         Weighted average shares outstanding             9,247          2,338
                                                      ========       ========

Diluted per share amounts:

        Income before extraordinary item              $   0.13       $   0.32
        Extraordinary item                                0.00           0.02
                                                      --------       --------
         Net income per share of common stock         $   0.13       $   0.34
                                                      ========       ========

         Weighted average shares outstanding             9,977          6,514
                                                      ========       ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 3 of 13 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                         Three Months Ended
                                                    September 30,  September 30,
                                                        1998           1997
                                                    -------------  -------------

Sales                                                 $ 14,217       $ 17,060
Cost of sales                                            8,625          9,948
                                                      --------       --------
     Gross profit                                        5,592          7,112
                                                      --------       --------

Selling, general and administrative expenses             3,122          3,650
Research and development expenses                        1,794          1,268
                                                      --------       --------
         Total expenses                                  4,916          4,918
                                                      --------       --------

     Operating income                                      676          2,194

Interest expense                                          (881)          (889)
Interest income                                             48             82
Other income                                               269             42
                                                      --------       --------

       Income before income taxes, minority
       interest and extraordinary item                     112          1,429

Income tax expense                                          (9)            (8)
Minority interest                                          (57)          (179)
                                                      --------       --------

       Income before extraordinary item                     46          1,242

Extraordinary gain                                        --              104
                                                      --------       --------

Net income                                            $     46       $  1,346
                                                      ========       ========

Per share data:

Basic per share amounts:

        Income before extraordinary item              $   0.01       $   0.53
        Extraordinary item                                --             0.05
                                                      --------       --------
         Net income per share of common stock         $   0.01       $   0.58
                                                      ========       ========

         Weighted average shares outstanding             9,299          2.338

Diluted per share amounts:

        Income before extraordinary item              $   0.01       $   0.19
        Extraordinary item                                --             0.01
                                                      --------       --------
         Net income per share of common stock         $   0.01       $   0.20
                                                      ========       ========

         Weighted average shares outstanding             9,734          6,700
                                                      ========       ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 4 of 13 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
            Unaudited Consolidated Statements of Comprehensive Income

                                                          Nine Months Ended
                                                    September 30,  September 30,
                                                        1998           1997
                                                    -------------  -------------

Net income                                            $ 1,329         $ 2,202

Other comprehensive income (loss),
net of tax:

         Foreign currency translation
            adjustments                                   204            (419)
                                                      -------         -------

Comprehensive income                                  $ 1,533         $ 1,783
                                                      =======         =======

                                                         Three Months Ended
                                                    September 30,  September 30,
                                                        1998           1997
                                                    -------------  -------------

Net income                                            $    46         $ 1,346

Other comprehensive income (loss),
net of tax:

         Foreign currency translation
            adjustments                                    77            (217)
                                                      -------         -------

Comprehensive income                                  $   123         $ 1,129
                                                      =======         =======

     See accompanying notes to unaudited consolidated financial statements.


                               Page 5 of 13 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                          Nine Months Ended
                                                    September 30,  September 30,
                                                        1998           1997
                                                    -------------  -------------

Cash flows from operating activities:
     Net income                                        $ 1,329        $ 2,202
     Adjustments to reconcile net income
       to net cash provided by (used in)
       operating activities:
         Extraordinary gain                                (76)          (115)
         Non-cash debt conversion expense                  945           --
         Non-cash financing expenses                       311            279
         Non-cash interest charges                         304           --
         Depreciation and amortization                   1,631          2,381
         Amortization of debt discounts                    189             30
         Minority interest                                 131           (164)
       Changes in assets and liabilities:
         Accounts receivable                            (3,732)        (2,354)
         Inventories                                         5           (426)
         Prepaid expenses                                 (622)          (330)
         Other receivables                                --               31
         Other assets                                      215            628
         Accounts payable, accrued expenses
            and other liabilities                       (1,383)          (309)
                                                       -------        -------
            Net cash provided by (used in)
               operating activities                       (753)         1,853
                                                       -------        -------

     Cash flows from investing activities:
         Proceeds from disposal of assets
           held for sale, net                             --              500
         Capital expenditures                             (503)          (434)
                                                       -------        -------
           Net cash provided by (used in)
              investing activities                        (503)            66
                                                       -------        -------

     Cash flows from financing activities:
         Proceeds from senior debt                           6            314
         Repayments of senior debt                      (4,455)        (1,933)
         Proceeds from 12% subordinated
           debentures and warrants                       6,000           --
         Repayment of Zero coupon senior
           subordinated convertible notes               (2,796)          --
         (Repayments of) proceeds from short
           term loans                                      (93)            92
                                                       -------        -------
           Net cash used in financing
              activities                                (1,338)        (1,527)
                                                       -------        -------

     Effect of exchange rates on cash                      202             70
                                                       -------        -------

     Increase (decrease) in cash and
       cash equivalents                                 (2,392)           462

     Cash and equivalents - beginning
       of the year                                       5,091          2,584
                                                       -------        -------

     Cash and equivalents - end of
       the period                                      $ 2,699        $ 3,046
                                                       =======        =======



     Supplemental cash flow disclosures:
         Cash paid for interest expense                $ 1,857        $ 2,298
                                                       =======        =======

         Cash paid for income taxes                    $   188        $    74
                                                       =======        =======

     See accompanying notes to unaudited consolidated financial statements.


                               Page 6 of 13 pages

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 1997. Results for the first nine months of 1998 are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are valued at lower of cost or market. Inventory costs at September 30, 1998 have been computed using a standard cost system. The composition of inventories at the end of the respective periods is as follows:

                                           September 30, 1998   December 31,1997
                                           ------------------   ----------------
                                                      (in thousands)
      Parts and components                       $4,802              $5,349
      Work-in-process                             1,177               1,079
      Finished goods                              2,175               1,731
                                                 ------              ------
                                                 $8,154              $8,159
                                                 ======              ======

Note 3: 6% Convertible Subordinated Debentures and
        Zero Coupon Senior Subordinated Notes

      As of September 30, 1998, the Company had outstanding $362,000 of its 6% Convertible Subordinated Debentures due July 1, 2002 ("the Debentures"), net of unamortized original issue discount of $23,000 which is amortized to principal over the term of the debt using the effective interest rate method. The face amount of the outstanding Debentures was $385,000 at September 30, 1998.

      Interest on the Debentures is payable on July 1 of each year. The interest accrued as of September 30, 1998 amounted to $6,000.


                               Page 7 of 13 pages

Note 4: Senior Debt

      On September 30, 1998, the Company's debt to its senior lender was $13,513,000. During the nine and three months ended September 30, 1998, the Company repaid principal of $4,455,000 and $572,000, respectively. Based on anticipated principal payments, $1,300,000 has been classified as a current liability at September 30, 1998.

      Effective August 1, 1998, the Company amended its agreement with its senior lender whereby the loan amortization shall first be applied to the non-interest bearing notes payable until the notes are paid in full and then to the term loan, and to extend the expiration of the agreement to January 2, 2000.

      Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of September 30,1998, the Company was in compliance with the above covenants.

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

Note 6: Receivable for Employee Stock Purchases

      During the quarter ended June 30, 1998, the Board of Directors approved the exchange of certain notes receivable issued by current and former employees of the Company for the common stock of the Company which is held as collateral for these notes. The notes were issued as payment for the shares pursuant to the 1984 compensation plan. It is anticipated that this transaction will close during the quarter ended December 31, 1998. The exchange of the shares of the Company's common stock as full payment of the employee notes will have only an effect on the Company's balance sheet as a reclassification of equity.


                               Page 8 of 13 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                        Nine Months Ended    Three Months Ended
                                           September 30,        September 30,
                                           -------------        -------------
                                        1998         1997    1998          1997
                                        ----         ----    ----          ----
Sales                                   100%         100%    100%          100%
Cost of sales                            58%          61%     61%           58%
Gross profit                             42%          39%     39%           42%
Selling, general and
  administrative expenses                22%          21%     22%           21%
Research and development expenses        11%           8%     12%            8%
  Operating income                        9%          10%      5%           13%
Interest expense - net                   (5%)         (6%)    (6%)          (5%)
Other income                              2%           1%      1%            0%
Debt conversion expense                  (2%)          0%      0%            0%
Minority interest                         0%           0%      0%           (1%)
Income taxes                             (1%)          0%      0%            0%
Extraordinary item                        0%           0%      0%            1%
Net income                                3%           5%      0%            8%

      The Company's sales by product line for the periods ended September 30, 1998 and 1997 are as follows:

                                                      Nine Months Ended
                                                         September 30,
                                                         -------------
                                                   1998              1997
                                                   ----              ----
                                                    (Dollars in thousands)

Line connection/protection
  equipment ("Line connection")               $ 17,503   39%    $ 18,204   40%
Operations Support Systems ("OSS")              21,263   47%      21,093   46%
Signal processing                                6,246   14%       6,203   13%
Other                                              148    0%         434    1%
                                              -------------     -------------
                                              $ 45,160  100%    $ 45,934  100%
                                              =============     =============

                                                      Three Months Ended
                                                         September 30,
                                                         -------------
                                                   1998              1997
                                                   ----              ----
                                                    (Dollars in thousands)

Line connection                               $  6,906   49%    $  4,857   29%
OSS                                              5,519   39%       9,790   57%
Signal Processing                                1,726   12%       2,261   13%
Other                                               66    0%         152    1%
                                              -------------     -------------
                                              $ 14,217  100%    $ 17,060  100%
                                              =============     =============


                               Page 9 of 13 pages

Results of Operations

      The Company's sales for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997 decreased $774,000 (2%) from $45,934,000 in 1997 to $45,160,000 in 1998. Sales for the quarter ended
September  30, 1998 of  $14,217,000  decreased by $2,843,000  (17%)  compared to
$17,060,000 for the quarter ended September 30, 1997. The decreased sales for the three months are due primarily to a 44% decline in revenue from the OSS division that was somewhat offset by increased sales from the line connection business.

      The line connection sales for the nine months ended September 30, 1998 compared to September 30, 1997 decreased from $18,204,000 to $17,503,000 or $701,000 (4%). Line connection sales for the three months ended September 30, increased by $2,049,000 (42%) from $4,857,000 in 1997 to $6,906,000 in 1998. The decrease for the nine-month period reflects changes in the product mix and reduced unit purchases from the Company's largest customer, British Telecommunications plc ("BT"). During 1997, the Company amended an agreement to supply certain line connection equipment to BT, which included certain new products. The amended agreement resulted in a lower selling price for existing products and prices that resulted in a reduced gross margin for new products. Sales to BT during the nine months of 1997 were made pursuant to the old agreement, while the amended agreement applied to sales in the 1998 periods. In addition, the number of units purchased by BT declined in the nine months ended September 30, 1998 from the comparable periods of 1997. Orders for line connection equipment from BT remain at the reduced rate. The decline in sales to BT for the three months ended September 30, 1998 was significantly offset by increased sales of line connection equipment in the United States and Mexico.

      OSS revenue is accounted for on a percentage of completion method. Historically, revenue recognition, as it relates to the OSS business, is subject to fluctuations on a quarter to quarter basis because the timing of revenue recognition is dependent on securing milestones associated with large, long-term contracts. Such attainment of milestones do not have a correlation with fiscal quarters. OSS revenue for the nine months ended September 30, 1998 was $21,263,000 compared to the nine months ended September 30, 1997 of $21,093,000, an increase of $170,000 (1%). For the three months ended September 30, 1998, OSS revenue was $5,519,000 compared to revenue for the three months ended September 30, 1997 of $9,790,000, a decrease of $4,271,000 (44%). The decrease in revenue for the three months reflects the timing of the attainment of certain milestones on long-term contracts as well as a slowdown in securing significant new contracts during the period. For the nine-month period revenue remained at a constant level.

      Signal processing sales for the nine months ended September 30, 1998 were $6,246,000 compared to the nine months ended September 30, 1997 of $6,203,000, an increase of $43,000 (1%). Signal processing sales for the three months ended September 30, 1998 were $1,726,000, compared to the three months ended September 30, 1997 of $2,261,000, a decrease of $535,000 (24%). The decrease in sales for the three-month period ended September 30, 1998 reflects delays by certain military customers in the placing of orders. Furthermore, during the three months ended September 30, 1997 non-recurring revenue was recognized for certain engineering services.


                              Page 10 of 13 pages

      Cost of sales for the nine months ended September 30, 1998, as a percentage of sales was 58% compared to the nine months ended September 30, 1997 of 61%. For the quarter ended September 30, 1998, cost of sales as a percentage of sales was 61% compared to the same period of 1997 of 58%. The improvement in gross margin for the nine-month period is attributed to product mix and overall greater absorption of overhead at the Company's manufacturing facility in Mexico. For the three-month period, the decline in gross margin reflects the reduced level of revenue from the OSS business and therefore, the inability to absorb the fixed operating costs and expenses of this business unit.

      Selling, general and administrative expenses increased by $547,000 (6%) from $9,542,000 to $10,089,000 for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. This increase reflects the Company's efforts to increase its sales and marketing effectiveness in order to secure future business. For the quarters ended September 30, 1998 and 1997 selling, general and administration expenses decreased by $528,000 (14%) from $3,650,000 to $3,122,000, respectively. This decrease resulted primarily from lower commissions associated with the decreased revenues for the OSS business for the quarter.

      Research and development expenses increased by $1,051,000 (28%) and by $526,000 (41%) for the nine and three months ended September 30, 1998 from the comparable periods in 1997, respectively. The increased expense for both periods results from the Company's efforts to develop new products, primarily related to the OSS business.

      As a result of the above, for the nine months ended September 30, 1998 compared to the comparable nine months of 1997, the Company had operating income of $4,017,000 in 1998 versus $4,593,000 in 1997. The Company had operating income of $676,000 for the quarter ended September 30, 1998 as compared to $2,194,000 for the quarter ended September 30, 1997.

      Other income for the nine months ended September 30, 1998 includes $400,000 from the settlement of litigation, $167,000 of additional funds received from the settlement of the sale of the Israeli business, and $234,000 in conjunction with the settlement of various old outstanding liabilities. The three months ended September 30, 1998 includes the $234,000 from the above-mentioned settlement of liabilities.

      During the nine months ended September 30, 1998, the Company recorded debt conversion expense of $945,000 as a result of the conversion of Zero Coupon Notes and 6% Convertible Subordinated Debentures to common stock.

      During the nine months ended September 30, 1998 and 1997, respectively, the Company recorded a $76,000 and $115,000 gain from the early extingushment of its 6% Convertible Subordinated Debt as a result of the exchange of the 6% Debt for Zero Coupon Notes and common stock.

      Income tax expense increased for the nine months ended September 30, 1998 compared to 1997 by $178,000 from $31,000 to $209,000 due to the limitation on the use of the Company's NOL carryforwards. The limitation was created by the change in ownership in 1997 due to the exchange of debt for equity.


                              Page 11 of 13 pages

      As the result of the foregoing the Company generated net income after extraordinary items of $1,329,000, $0.14 per share (basic) and $0.13 per share (diluted) for the nine months ended September 30, 1998 compared with net income after extraordinary items of $2,202,000, $0.94 per share (basic) and $0.34 per share (diluted), for the nine months ended September 30, 1997. Net income for the three months ended September 30, 1998 was $46,000, $0.01 per share (basic and diluted), compared with net income for the three months ended September 30, 1997 of $1,346,000, $0.58 per share (basic) and $0.20 per share (diluted).

Liquidity and Capital Resources

      At September 30, 1998 the Company had cash and cash equivalents of $2,699,000 compared with $5,091,000 at December 31, 1997. The Company's working capital at September 30, 1998 was $12,703,000, compared to working capital of $6,254,000 at December 31, 1997. The improved working capital reflects (i) increased accounts receivable (ii) reduced balance of the 6% Debentures and
(iii) lower balances of accounts payable, accrued expenses and accrued commissions.

      As of September 30, 1998, the Company's loan and security agreement with its senior secured lender, which expires January 2, 2000, provides the Company, under its revolving line of credit and its letter of credit facility, with combined availability totaling $9,000,000. In addition as of September 30, 1998, the Company has $10,676,000 outstanding under a term loan agreement and $2,837,000 outstanding in notes payable. Prior to the expiration of its agreement with its senior lender, the Company will require either an extension of such agreement or secure a comparable agreement with another lender. No assurance can be give as to the ability of the Company to obtain such an extension or alternative financing.

Year 2000 Issue

      Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This is referred to the as the "Year 2000 Issue." Management has initiated a Company wide program to prepare the Company's computer systems and applications for year 2000 compliance including potential obligations to update its customers' systems to the extent required under their contracts. The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000. The Company expects to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is still being evaluated, but is not expected to be material to the Company.

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

                                                  PORTA SYSTEMS CORP.

      Dated November 10, 1998                     By /s/William V. Carney
                                                     ---------------------------
                                                     William V. Carney
                                                     Chairman of the Board

      Dated November 10, 1998                     By /s/Edward B. Kornfeld
                                                     ---------------------------
                                                     Edward B. Kornfeld
                                                     Vice President and Chief
                                                     Financial Officer


                              Page 13 of 13 pages