Form 10-K
period 1998-12-31
PORTA SYSTEMS CORP
filed 1999-03-30
CIK 79564

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1998

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [X]

      State aggregate market value of the voting stock held by non-affiliates of the registrant: $18,597,424 as of March 12, 1999.

      Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 9,298,712 shares of Common Stock, par value $.01 per share, as of March 12, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year is incorporated by reference into Part III of the Report.

================================================================================

Item 1.  Business

      Porta Systems Corp. (the "Company") develops, designs, manufactures and markets a broad range of standard and proprietary telecommunications equipment and integrated software applications for sale domestically and internationally. The Company's core products, focused on ensuring communications for service providers worldwide, fall into three categories:

      Computer-based operation support systems ("OSS"). The Company's OSS systems focus on the access loop and are components of telephone companies'
Service Assurance, Service Activation and FlowThru initiatives. The Systems primarily focus on Trouble Management, Line Testing, Network Provisioning, Inventory and Assignment, and Automatic Activation. These systems are marketed principally to foreign telephone operating companies in established and developing countries, primarily in Asia, South and Central America and Europe.

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

Forward-Looking Statements

      The statements in this Form 10-K Annual Report that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-K Annual Report, including any material incorporated by reference in this Form 10-K, that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under Risk Factors, which begins on page 9, and those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations and in any other filings with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Products

      Operations Support Systems. OSS systems are used primarily by telephone operating companies. The Company's principal OSS systems are computer-based testing, provisioning, activation and trouble management products which includes software and capital equipment and typically sells for prices ranging from several hundred thousand to several million dollars.

      The testing products, introduced in the mid-1970's, were the first computer-controlled electronic system used to automatically test for and diagnose problems in customer telephone lines and to notify telephone company service personnel of required maintenance. The associated Trouble Management System provides automated record keeping (including repair and disposition records) and analyzes these records for identification of recurring problems and equipment deterioration. The integration of these systems provides a service assurance function for telephone companies. The OSS systems are sold to telephone operating companies in a number of foreign countries as well as in the United States.

      A major component of the testing system is the "test head", which provides the access to, and actual testing of, the required telephone line. The Company has continually evolved its test head capability to meet the changing requirements of the customer loop, and has recently introduced its latest (sixth generation) product, the MkIII. The MkIII uses an advanced technology platform and the Mach IV, which will be introduced later in 1999, will provide the capability to qualify customer lines as xDSL capable, enabling telephone companies to optimize their responsiveness to market conditions.

      The Company's other software applications such as the automated assignment of facilities and activation of service, form part of a telephone companies service activation function, and can be packaged and integrated with the testing and trouble management systems, providing a comprehensive access loop capability including flow-thru. In addition, pursuant to certain contracts with customers, the Company develops software to meet specific customer requirements. Including integration of its systems with telephone company legacy of third party OSS.

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

      The table below shows,  for the last three fiscal years,  the contribution
made  to  the  Company's   sales  by  each  of  its  major   categories  of  the
telecommunications industry:

                            Sales by Product Category
                            Years Ended December 31,

                      1998                 1997                1996
                      ----                 ----                ----
                                     (Dollars in thousands)

OSS Systems         $27,318        46%   $29,561        48%   $26,804        46%

Line Connecting
/Protecting
Equipment (*)        24,291        41%    23,753        38%    23,249        40%

Signal Processing     7,539        13%     8,280        13%     7,597        13%

Other                   195         0%       636         1%       337         1%
                    -------   -------    -------   -------    -------   -------
Total               $59,343       100%   $62,230       100%   $57,987       100%
                    =======   =======    =======   =======    =======   =======

(*) Includes sales of fiber optics products of $447,000 in 1996. The assets comprising the fiber optics business unit were sold in March 1996.

Markets for the Company's Products

      The Company supplies equipment and systems to telephone companies used to provide improved services to ensure communication to their customers. In addition, the Company provides businesses with systems, which improve their internal telecommunication systems.

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

      During 1998, approximately 46% of the Company's sales consisted of OSS products.

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

      During 1998, approximately 41% of the Company's sales were made to customers in this category.

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

      During 1998, signal processing equipment accounted for approximately 13% of the Company's sales.

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

      In November 1996, the Company amended its supply agreement with British Telecommunications plc ("BT") for the Company's line connecting/protecting products. The amended agreement will expire on August 31, 2001, and provides, among other things, that the Company may no longer be the exclusive supplier to BT for these products. During 1998, 1997, and 1996, BT purchased $11,345,000 (19% of sales), $9,397,000 (15% of sales), and $9,296,000 (16% of sales), respectively, of the Company's line connecting/protecting products. During these years, additional sales of the Company's products were also made at the direction of BT to certain unaffiliated suppliers to BT for resale to BT. The amended contract also provides for a cross license which, in effect, enables BT to use certain of the Company's proprietary information to modify or enhance products provided to BT and permits those products to be manufactured by BT or others for its own purposes.

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

      The following table sets forth for the last three fiscal years the Company's sales to customers by geographic region:

                   Sales to Customers By Geographic Region (1)

                                  Year Ended December 31,

                      1998                 1997                 1996
                      ----                 ----                 ----
                                      (Dollars in thousands)

North America       $20,830        35%   $19,269        31%   $17,644        30%

United Kingdom       20,441        34%    18,640        30%    16,000        28%

Other Europe          3,377         6%    10,587        17%     5,416         9%

Asia/Pacific          7,181        12%    10,278        17%    15,812        27%

Latin America         7,463        13%     2,429         4%     1,738         3%

Middle East              51         0%       879         1%     1,248         2%

Other                  --           0%       148         0%       129         1%
                    -------   -------    -------   -------    -------   -------
Total Sales         $59,343       100%   $62,230       100%   $57,987       100%
                    =======   =======    =======   =======    =======   =======

(1) For information regarding the amount of sales, operating profit or loss and identifiable assets attributable to each of the Company's divisions
      and  geographic   areas,  see  Note  22  to  the  Consolidated   Financial
      Statements.

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

      At present, the Company's manufacturing operations are conducted at facilities located in Glen Cove, New York and Matamoros, Mexico. The Company from time to time also uses subcontractors to augment various aspects of its production activities and periodically explores the feasibility of conducting operations at lower cost manufacturing facilities located abroad. In pursuing sales opportunities with foreign telephone companies, the Company may locate its production activities in foreign countries which require domestic involvement in the production of equipment purchased for their telephone systems and in foreign countries which, in addition, require full or partial technology transfers to domestic enterprises. In addition, the Company has software development sites in Syosset, New York, Charlotte, North Carolina, and Coventry, United Kingdom.

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

Significant Customers

      During the years ended December 31, 1998 and 1997, the Company's five largest customers accounted for sales of $28,797,000, or approximately 49% of sales, and $30,633,000, or approximately 49% of sales, respectively. The Company's largest customer is BT. Sales to BT for the year ended December 31, 1998 and 1997 amounted to $15,349,000 and $13,876,000, respectively, or approximately 26% and 22%, respectively, of the Company's sales for such years. Therefore, any significant interruption or decline in sales to BT may have a materially adverse effect upon the Company's operations. During 1998, sales to a Chilean telephone company were $6,834,000, or approximately 12% of sales. No other customers account for 10% or more of the Company's sales for either year.

      In addition, the former Bell operating companies continue to be the ultimate purchasers of a significant portion of the Company's products sold in the United States, while sales to foreign telephone operating companies constitute the major portion of the Company's foreign sales. The Company's contracts with these customers require no minimum purchases by such customers. Significant customers for the Signal Processing products include the major US Aerospace companies, Department of Defense service depots and OEMs in the medical imaging and process control equipment industries. Both catalog and custom designed products are sold to these customers. Some contracts are multi-year procurements.

Backlog

      At December 31, 1998, the Company's backlog was $8,800,000 compared with approximately $19,558,000 at December 31, 1997. Of the December 31, 1998 backlog, approximately $6,600,000 represented orders from foreign telephone operating companies, including $1,549,000 attributable to the contract with BT. See "Marketing and Sales". The Company expects to ship substantially all of its December 31, 1998 backlog during 1999.

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

      Currently, Lucent and a number of companies with greater financial resources than the Company produce, or have the design and manufacturing capabilities to produce, products competitive with the Company's products. In meeting this competition, the Company relies primarily on the performance and design characteristics of its products of comparable performance or design, and endeavors to offer its products at prices and with warranties that will make its products competitive.

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

Research and Development Activities

      During the fiscal years ended December 31, 1998, 1997 and 1996, the Company spent approximately $6,510,000, $5,361,000, and $3,848,000, respectively, on its research and development activities. All research and development was company sponsored and is expensed as incurred.

Employees

      As of February 27, 1999, the Company had 446 employees of which 123 were employed in the United States, 225 in Mexico, 39 in the United Kingdom, 5 in Poland, 10 in Chile, 11 in China, and 33 in Korea (in connection with the Company's Korean joint venture). The Company believes that its relations with its employees are good, and it has never experienced a work stoppage. The Company's employees are not covered by collective bargaining agreements, except for its hourly employees in Mexico who are covered by a collective bargaining agreement that expires on December 31, 1999.

Risk Factors

      We recently incurred net losses from our operations. We incurred a net loss of $6,899,000, or $2.22 per share (basic and diluted), on sales of
$62,230,000 for 1997 after giving effect to a non-cash charge of $11,458,000 related to the exchange of the Company's Zero Coupon Notes for common stock. See Management's Discussion - Results of Operations. Although we generated net income of $527,000 and comprehensive net income of $800,000 in 1998, our year-end results reflect a loss in the fourth quarter of $802,000, and we may sustain additional losses in the near future.

      We  have  a  need  to  finance  our  working  capital  requirements.   See
Management's Discussion and Analysis - Liquidity and Capital Resources.

      We are heavily dependent on sales overseas for our revenues. Approximately 60%, 69% and 70% of our sales for 1998, 1997 and 1996, were made to foreign telephone operating companies. In selling to customers in foreign countries, we are exposed to inherent risks not normally present in the case of our sales to United States customers, including extended delays in completing and customer final payment for our Operational Support Systems contracts, and political and economic change. In foreign markets, we face considerable competition from other United States and foreign telephone equipment manufacturers most of which are larger and have substantially greater financial resources than us. In addition, if we establish facilities in foreign countries, we face risks associated with currency devaluation, difficulties in either converting local currency into dollars or transferring funds to the United States, local tax and currency regulations and political instability.

      We rely heavily on a few customers for most of our sales. See "Significant Customers" and Note 17 of Notes to the Consolidated Financial Statements.

      We experience difficulties with Operational Support System contracts. We experience delays in purchaser acceptance of the Operational Support Systems and our receipt of final contract payments in connection with a number of foreign sales. In addition, we have no steady or predictable flow of orders for Operational Support Systems. The Operational Support System is a complex system and, in most applications, incorporates features designed to respond to a purchaser's operational requirements and the particular characteristics of the purchaser's telephone system. As a result, the negotiation of a contract for an Operational Support System is an individualized and highly technical process. Contracts for these systems frequently provide for manufacturing, delivery, installation, testing and purchaser acceptance to take place over periods of up to a year or more. These contracts typically contain performance guarantees by us and clauses imposing penalties on us if we do not meet the contractual in-service dates. The installation, testing and purchaser acceptance phases of these contracts may last longer than contemplated by the contracts and, accordingly, amounts due under the contracts may not be collected for extended periods.

      Many of our competitors are larger and have vastly greater financial resources. We compete directly with a number of large and small telephone equipment manufacturers in the United States, with Lucent Technologies, Inc. continuing to be our principal United States competitor. Lucent's greater resources, extensive research and development facilities, long-standing equipment supply relationships with the regional "Baby Bell" companies and history of manufacturing and marketing products similar in function to those produced by us continue to be significant factors in our competitive environment. Furthermore, in the past, competitors have used our financial difficulties as a sales tool.

      Intense competition, rapid technological change and a movement to private ownership of telecommunications equipment characterize our industry. In competing for telephone operating company business, the purchase price of equipment and associated operating expenses have become significant factors, along with product design and long-standing equipment supply relationships. In the customer premises equipment market, we operate in a market in which the products are comparable and the price is the crucial factor in generating sales.

      In connection with overseas sales of our line connecting/protecting equipment, we have met with significant competition from United States and foreign manufacturers of comparable equipment and expect this competition to continue. In addition to Lucent, a number of our overseas competitors have significantly greater resources than us.

      We require access to current technological developments. We rely primarily on the performance and design characteristics of our products and we try to offer our products at prices and with warranties that will make our products competitive. Our business could be adversely affected if we cannot obtain licenses for such updated technology or self develop state of the art technology.

      We rely on certain key employees. We may be dependent upon the continued employment of certain key employees, including our senior executive officers. Our failure to retain such employees may have a material adverse effect upon our business.

      We may have problems with the year 2000 issue. See Management's Discussion and Analysis - "Year 2000 Issue" disclosure.

      We do not pay dividends on Common Stock. We have not paid dividends on our Common Stock and do not anticipate paying dividends in the foreseeable future. We presently intend to retain future earnings, if any, in order to provide funds for use in the operation and expansion of our business and, accordingly, do not anticipate paying cash dividends on our Common Stock in the foreseeable future. In addition, our agreement with our senior secured lender prohibits payment of dividends.

Item 2.  Properties

      The  Company  currently  leases   approximately   20,400  square  feet  of
executive, sales, marketing and research and development space located in Syosset, New York; and 5,300 square feet of office space used for software development located in Charlotte, North Carolina. The Company also owns a 31,000 square foot manufacturing and research and development facility located in Glen Cove, New York. These facilities represent substantially all of the Company's office, plant and warehouse space in the United States. The Syosset, New York lease expires December 2000, and the Charlotte, North Carolina lease expires in April 1999. Management is in the process of evaluating its needs at its North Carolina location and will make a determination regarding the lease prior to the lease expiration of April 1999. The aggregate annual rental is approximately $450,000.

      The Company's wholly-owned Mexican subsidiary owns an approximately 40,000 square foot manufacturing facility in Matamoros, Mexico. A wholly-owned United Kingdom subsidiary owns a 34,300 square foot facility in Coventry, England, which facility comprises all of the Company's office, plant and warehouse space in the United Kingdom. Subsequent to year end, the Company's United Kingdom subsidiary entered into a sale lease back agreement whereby the Company sold the building for approximately $400,000 and entered into a 20 year lease arrangement.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

      During the fourth quarter of 1998, there were no matters required to be submitted to a vote of security holders of the Company.

Item Pursuant to  Instruction 3 of Item 401 (b) of Regulation S-K:
Executive Officers of the Company

Name and Position                                            Age
-----------------                                            ---

William V. Carney                                             61
Chairman of the Board
Chief Executive Officer

Seymour Joffe                                                 69
President and Chief Operating Officer

Michael A. Tancredi                                           69
Senior Vice President, and Secretary and Treasurer

Edward B. Kornfeld                                            55
Senior Vice President - Operations
Chief Financial Officer

Ronald Wilkins                                                42
Senior Vice President and Managing
Director - OSS

John J. Gazzo                                                 55
Senior Vice President

Michael Bahlo                                                 40
Senior Vice President

Prem G. Chandran                                              46
Vice President

Edmund Chiodo                                                 44
Vice President

David Rawlings                                                55
Vice President

William Novelli                                               67
Vice President

Gerald Hammond                                                44
Vice President

Michael Lamb                                                  33
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

      Mr. Wilkins was elected a Senior Vice President and Managing Director, OSS Division in 1998. Prior to joining Porta Systems Corp. in 1998, Mr. Wilkins was involved in the wireless telecommunication industry as President and CEO of Sycom Technologies from November 1997 to August 1998, and Vice President of Strategic Planning and Alliances at Conxus Communications from December 1995 to October 1997. Prior to October 1997, Mr. Wilkins held various management positions with Digital Equipment Corporation.

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

      Mr. Bahlo was elected Senior Vice President - OSS Sales and Marketing in January 1999. Prior to joining the Company, Mr. Bahlo was the Vice President, Marketing and Sales for Daikin U.S. Comtec Laboratories from March 1997 to March 1999, and held various management and marketing positions with Digital Equipment Corporation from October 1986 to March 1997 most recently as Marketing Group Manager.

      Mr. Chandran was elected Vice President in December 1995. Mr. Chandran has been with the Company as Assistant Vice President of Engineering since 1991.

      Mr. Chiodo was elected Vice President in March 1996. Mr. Chiodo has been with the Company since 1980. During that time he has held various positions within the Company, most recently as Assistant Vice President of OSS operations.

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

      Mr. Lamb was elected Vice President - OSS Business Development in January 1999. Prior to joining the Company, Mr. Lamb was most recently Vice President, Sales and Marketing at audiohighway.com, Inc. Before that he served as Vice President, Business Development at Sycom Technologies, Inc. from 1993 to 1998, where he continues to be a member of the board of directors.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

      The Company's Common Stock is traded on the American Stock Exchange, Inc. under the symbol PSI. The following table sets forth, for the period January 1, 1997 through December 31, 1998, the quarterly high and low sales prices for the Company's Common Stock on the consolidated transaction reporting systems for American Stock Exchange listed issues. Share prices listed below have been restated to give effect to the one for five reverse stock split which became effective on August 2, 1996.

                                               High              Low
                                               ----              ---
1997
         First Quarter                       $2 1/8           $1 3/8
         Second Quarter                       2 15/16          1 1/4
         Third Quarter                        5 1/4            2 5/16
         Fourth Quarter                       4 1/4            3

1998     First Quarter                        4                2 7/8
         Second Quarter                       5 3/8            3 1/2
         Third Quarter                        4 15/16          1 5/8
         Fourth Quarter                       2 1/4            1 1/4

      The Company did not declare or pay any cash dividends in 1998 or 1997. It is the present policy of the Company to retain earnings to finance the growth and development of the business and therefore, the Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. In addition, the Company's Amended and Restated Loan and Security Agreement prohibits the Company from paying cash dividends on its Common Stock.


      As of March 12, 1999, the Company had approximately 1,036 stockholders of record.

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

                             Year Ended December 31,

                                         1998        1997         1996       1995        1994
                                         ----        ----         ----       ----        ----
                                                 (In thousands, except per share data)

Income Statement Data:

Sales                                  $ 59,343    $ 62,230    $ 57,987    $ 61,181    $ 68,985
Operating income (loss)                   4,566       6,101       3,982     (19,884)    (17,541)

Debt conversion expense                    (945)    (11,458)       --          --          --

Income (loss) before discontinued
   operations and extraordinary item        451      (7,021)      1,252     (29,297)    (39,995)

Net income (loss)                           527      (6,899)      5,174     (31,041)    (39,995)

Basic per share amounts:
      Continuing operations            $   0.05    $  (2.26)   $   0.57    $ (20.05)   $ (27.51)
      Net income (loss)                $   0.06    $  (2.22)   $   2.37    $ (21.25)   $ (27.51)

Diluted per share amounts:
      Continuing operations            $   0.04    $  (2.26)   $   0.23    $ (20.05)   $ (27.51)
      Net income (loss)                $   0.05    $  (2.22)   $   0.94    $ (21.25)   $ (27.51)

Cash dividends declared                    --          --          --          --          --

Number of shares used in
   calculating net income (loss)
   per share-basic                        9,281       3,111       2,184       1,461       1,454

Number of shares used in
   calculating net income (loss)
   per share-diluted                      9,785       3,111       5,528       1,461       1,454

Balance Sheet Data:

Total assets                           $ 52,136    $ 51,000    $ 51,660    $ 60,591    $ 84,963

Long-term debt excluding current
   maturities                          $ 17,238    $ 18,858    $ 45,804    $ 55,389    $ 57,310

Stockholders' equity (deficit)         $ 11,984    $  6,813    $(19,702)   $(29,323)   $  1,525

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

      The Company's consolidated statements of operations for the three years ended December 31, 1998, 1997 and 1996, respectively, as a percentage of sales follows:

                                                       Years Ended December 31,

                                                     1998       1997       1996
                                                     ----       ----       ----

Sales                                                100%       100%       100%
Cost of sales                                         59%        61%        63%
  Gross Profit                                        41%        39%        37%
Selling, general and
administrative expenses                               22%        20%        23%
Research and development expenses                     11%         9%         7%
                                                     ----       ----       ----
Operating income                                       8%        10%         7%
Interest expense                                      (6%)       (5%)       (9%)
Gain on sale of assets                                 --         --         4%
Other                                                  2%         2%         1%
Debt conversion expense                               (2%)      (19%)       --
                                                     ----       ----       ----
Income (loss) from continuing
   operations before income
   taxes and minority interest                         2%       (12%)        3%
Income tax expense (benefit)
   and minority interest                               1%        (1%)        1%
                                                     ----       ----       ----
Income (loss) before extraordinary gain                1%       (11%)        2%
Extraordinary gain on early
extinguishment of debt                                --         --          7%
                                                     ----       ----       ----
Net income (loss)                                      1%       (11%)        9%
                                                     ====       ====       ====

Results of Operations

Years Ended December 31, 1998 and 1997

      The Company's sales for 1998 were $59,343,000 compared to $62,230,000 in 1997, a decrease of $2,887,000 (5%). The decrease in revenue is attributed principally to shortfalls from the Company's OSS division.

      OSS sales for 1998 were $27,318,000, compared to 1997 sales of $29,561,000, a decrease of $2,243,000 (8%). The decreased sales relate primarily to delays in the installation of certain contracts and delays in the receipt of new anticipated orders.

      Line connection/protection equipment sales for 1998 increased approximately $538,000 (2%) from $23,753,000 in 1997 to $24,291,000 1998. This increase relates to improved sales to a customer in Mexico, which were offset by decreased sales of a certain product line to BT. During 1997, the Company completed delivery of products to BT under a prior agreement and commenced delivery of a replacement product. The decline reflected both a decrease in the number of units sold and a lower selling price per unit for the replacement product.

      Signal processing revenue for 1998 compared to 1997 decreased by $741,000 (9%) from $8,280,000 to $7,539,000. During 1997 revenue was generated from the earlier than anticipated completion of military orders and non-recurring revenue from certain engineering services, which was not repeated in 1998. This represents the decreased revenue from 1997 to 1998.

      Cost of sales for the year ended December 31, 1998, as a percentage of sales compared to 1997, decreased from 61% to 59%. The improvement in gross margin is attributed to the Company's continuing effort to increase manufacturing productivity and the decrease of certain fixed expenses associated with the OSS contracts.

      Selling, general and administration expenses increased by $261,000 (2%) from $12,818,000 to $13,079,000 from December 31, 1998 compared to 1997. The increase relates primarily to sales commissions on certain line connection/protection equipment sales for 1998.

      Research and development expenses increased by $1,149,000 (21%) from $5,361,000 in 1997 to $6,510,000 in 1998. The increased expense results from the Company's efforts to develop new products primarily related to the OSS business including the MKIII test head.

      As a result of the above, the Company had operating income of $4,566,000 in 1998 versus $6,101,000 in 1997, a decrease of 25%. The Company's decreased operating income for the year ended December 31, 1998, when compared to the year ended December 31, 1997, was primarily the result of lower levels of revenue from OSS coupled with increased research and development expenses.

         Interest expense for 1998 increased by $371,000 from $3,379,000 for 1997 to $3,750,000 in 1998. The increase in interest expense is attributable primarily to the issuance of $6,000,000 of 12% subordinated notes, which was slightly offset by repayments of principal to the Company's senior lender.

      Other income for 1998 included approximately $240,000 from the final settlement of an insolvency procedure involving the purchaser of the Company's Israeli operations, which the Company sold in 1992, and $400,000 from the settlement of a lawsuit against a former vendor.

      During 1998 and 1997, the Company recorded debt conversion expenses of $945,000 and $11,458,000 as a result of the exchange of Zero coupon notes into common stock. The debt conversion expense represents the difference between the original conversion price per share of $6.55 and the reduced conversion price per share of $3.65 (see Notes to Consolidated Financial Statements, Note 6).

      During 1998 and 1997, the Company recorded an extraordinary gain from the early extinguishment of its Debentures of $76,000 and $122,000, respectively (see Notes to Consolidated Financial Statements, Note 6).

      At December 31, 1998, income tax expenses of $606,000 primarily represents income taxes payable by the Company's UK and Chilean subsidiaries. For 1997, the Company recorded an income tax benefit of $585,000, reflecting the difference between a $802,000 deferred tax asset and the Company's tax expenses of $217,000.

      As the result of the foregoing, the 1998 net income was $527,000, $0.06 per basic share and $0.05 per diluted share, compared with a net loss of $6,899,000, $2.22 per share, for 1997. Basic net income (loss) per share is based on the weighted average number of shares outstanding. Diluted net income
(loss) per share is based on the weighted average number of shares outstanding plus dilutive potential shares of common stock. The calculation of the diluted net income per share for the year ended December 31, 1998, assumes the exercise of dilutive options and warrants and the conversion of the Debentures. For 1997, no dilutive potential shares of common stock were added to compute diluted loss per share because the effect is anti-dilutive.

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

      Interest expense for 1997 decreased by $1,949,000 from $5,328,000 for 1996 to $3,379,000 in 1997. The decrease in interest expense is attributable primarily to the exchange of the Company's 6% Debentures for the Zero coupon notes and common stock, which occurred primarily in the first and second quarters of 1996, and repayment of principal to the Company's senior lender. In addition, during 1996, the Company incurred additional interest expense resulting from recognition of certain deferred borrowing costs related to its loans from its senior lender.

      Other  income  for  1997  included  $700,000  from  the  settlement  of an
insolvency   procedure   involving  the  purchaser  of  the  Company's   Israeli
operations, which the Company sold in 1992.

      During 1997, the Company recorded debt conversion expenses of $11,458,000 as a result of the exchange of Notes into common stock. The debt conversion expense represents the difference between the original conversion price per share of $6.55 and the reduced conversion price per share of $3.65. In addition, in connection with this transaction the Company incurred legal expenses of $234,000 and incurred expenses of $578,000 representing the value of the common stock and warrants issued (see Notes to Consolidated Financial Statements, Note
6).

      During 1997 and 1996, the Company recorded an extraordinary  gain from the
early   extinguishment   of  its  6%  Debentures  of  $122,000  and  $3,922,000,
respectively (see Notes to Consolidated Financial Statements, Note 6).

      At December 31, 1997 the Company recorded an income tax benefit of $585,000, reflecting the difference between a $802,000 deferred tax asset and the Company's tax expenses of $217,000, at December 31, 1997.

      As the result of the foregoing, the Company incurred a net loss of $6,899,000, $2.22 per share, for 1997, compared with net income of $5,174,000, $2.37 per basic share and $0.94 per diluted share, for the year ended December 31, 1996. Basic net income (loss) per share is based on the weighted average number of shares outstanding. Diluted net income (loss) per share is based on the weighted average number of shares outstanding plus dilutive potential shares of common stock. The calculation of the diluted net income per share for the year ended December 31, 1996, assumes the conversion of the Zero coupon notes which are dilutive. For 1997, no dilutive potential shares of common stock were added to compute diluted loss per share because the effect is anti-dilutive.

Liquidity and Capital Resources

      At December 31, 1998 the Company had cash and cash equivalents of $3,044,000 compared with $5,091,000 at December 31, 1997. The Company's working capital at December 31, 1998 was $14,262,000, compared to $7,286,000 at December 31, 1997. The improvement in working capital from December 31, 1997 to December 31, 1998 reflects (i) increased accounts receivable which reflects higher sales at the end of 1998 of line connection equipment and (ii) the reduced balance of the Convertible subordinated debentures.

      As of December 1, 1998, the Company's loan and security agreement with its senior secured lender, Foothill Capital Corporation ("Foothill"), was amended, pursuant to which the loan agreement was extended through January 2, 2001, and the quarterly loan amortization payment was increased from $325,000 to $400,000 effective for the September 1998 payment. In addition, the revised agreement requires all principal payments after August 1998 be applied first to the non-interest bearing notes payable until the notes are paid in full and then to the term loan. The Company had a revolving line of credit and a letter of credit facility of $9,000,000 as of December 31, 1998. Availability under this facility as of that date was approximately $4,000,000. During 1998, the Company repaid $4,780,000 to Foothill of which $2,950,000 was provided from the proceeds of its 12 % Subordinated Note private placement as described below.

      As of December 31, 1998, the Company had remaining outstanding $365,000 of the 6% Debentures, net of original issue discount of $20,000, which mature July 2, 2002. The face amount of the outstanding 6% Debentures was $385,000. The interest accrued on the 6% Debentures is payable on July 1 of each year and as of December 31, 1998 was $12,000. At December 31, 1998, the Company was current on its interest obligations, which were in arrears in 1997, 1996 and 1995 for failing to make the interest payments due. Accordingly, the 6% Debentures are no longer in default.

      In January 1998, the Company raised $6,000,000 from the private placement of 60 units at $100,000 per unit. Each unit consisted of (a) the Company's 12 % Subordinated Note due January 3, 2000 (a "Subordinated Note"), in the principal amount of $100,000, and (b) a Series B Common Stock Purchase Warrant (a "Series B Warrant") to purchase 10,000 shares of Common Stock at $3.00 per share through December 31, 2002. The proceeds from the sale of the Units was used principally to pay the remaining $2,796,000 principal amount of Notes which had not been converted (See Notes to Consolidated Financial Statements, Note 6) and to reduce the Company's senior debt to Foothill by approximately $2,950,000 (See Notes to Consolidated Financial Statements, Note 7). The balance of such proceeds was added to working capital.

      The Company believes that its current cash position, internally generated cash flow and its loan facility will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months. However, as of December 31, 1998 the Company's long-term debt includes $6,000,000 12% Subordinated Notes, all of which are due and payable on January 3, 2000. At December 31, 1998 the Company does not have sufficient resources to pay the Notes when they mature and it is likely that it cannot generate such cash from its operations. Although the Company is seeking to refinance or restructure the Notes and believes it will be able to prior to the maturity date, no assurance can be given that it will be successful in these efforts. If the Company is unable to refinance or restructure the Company's business may be materially and adversely affected.

Year 2000 Issue

      Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This is referred to as the "Year 2000 Issue." Management has initiated a company-wide program to prepare the Company's computer systems and applications for year 2000 compliance.

      The Company has assigned a team to monitor Year 2000 compliance. With respect to the products the Company offers for sale, the Company has verified that the products are Year 2000 compliant. The team is charged with ensuring Year 2000 compliance for all hardware and software products through its purchasing process, as well as assessing the Year 2000 readiness and risk to the Company of its critical vendors and suppliers. The team is also responsible to coordinate Year 2000 compliance for its internal systems and devices. At present, Year 2000 compliance of the Company's internal systems and devices is scheduled to be substantially complete by September 1999.

      The Company expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000. The Company expects to both replace some systems and upgrade others. Maintenance or modification costs will be expensed as incurred. Management estimates that the cost of this program will approximate $500,000, with approximately $200,000 representing incremental costs to the Company. The total cost effort does not include potential costs related to any customer or other claims or the cost of internal hardware or software replaced in the normal course of business. Based upon current information and assessment, the Company does not believe that the Year 2000 issue as discussed above will be material to its financial position or results of operations or that its business will be adversely affected in any material respect. Nevertheless, achieving Year 2000 compliance is dependent upon many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or one or more of its critical vendors or suppliers fail due to Year 2000 issues, the Company's business and its results of operations could be adversely affected.

      The Company has evaluated the worst case scenarios in the event that its products, systems, or business partners are not Year 2000 ready and has formulated contingency plans to operate. If the Company's investigations suggest that there is a significant risk that certain products, systems, or business partners might not be Year 2000 ready, the Company will execute its contingency plans accordingly.

      Statements contained in this Year 2000 disclosure are subject to certain protection under the Year 2000 Information and Readiness Disclosure Act.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

      Not Applicable.

Item 8. Financial Statements and Supplementary Data.

      See Exhibit I

Item 9. Changes In and Disagreements With Accountants On
          Accounting and Financial Disclosure.

      Not Applicable

                                    Part III

Item 10, 11, 12, and 13.

      The information called for by Item 10 (Directors and Executive  Officers),
Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 1998.

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

      None.

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

Exhibit No.       Description of Exhibit

     4.23 Amendment No. Five dated as of November 30, 1997, to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company, including amendments to the warrants held by Foothill, incorporated by reference to Exhibit 4.23 of the Company's Form 8-K dated January 2, 1998.

     4.24 Amendment No. Six dated as of August 1, 1998 to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company.

     4.25 Amendment No. Seven dated as of December 1, 1998 to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company.

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

Exhibit No.       Description of Exhibit

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

      10.17 1998 Stock Option Plan filed as Exhibit 4.2 to the Form S-8 dated December 3. 1998 and incorporated herein by reference.

      10.18       Senior Officer and Directors  Stock Purchase  Program filed as
                  Exhibit 4.2 to the Form S-8 dated February 12, 1999 and incorporated herein by reference.

      10.19 Employee Stock Purchase Plan filed as Exhibit 4.1 to the Form S-8 dated February 12, 1999 and incorporated herein by reference.

      10.20       Subsidiaries  of the  Company,  incorporated  by  reference to
                  Exhibit 22.1 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

      23          Consent of Independent Auditors.

 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PORTA SYSTEMS CORP.

      Dated March 23, 1999                       By    /s/ William V. Carney
                                                       -------------------------
                                                       William V. Carney
                                                       Chairman of the Board and
                                                       Chief Executive Officer

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

         Signature                         Title                       Date
         ---------                         -----                       ----

     /s/William V. Carney         Chairman of the Board,          March 23, 1999
--------------------------------  Chief Executive Officer and
        William V. Carney         Director (Principal Executive
                                  Officer)

     /s/Edward B. Kornfeld         Senior Vice President and      March 23, 1999
--------------------------------   Chief Financial Officer
        Edward B. Kornfeld         (Principal Financial and
                                   Accounting Officer)

      /s/Seymour Joffe             Director                       March 23, 1999
--------------------------------
        Seymour Joffe

     /s/Michael A. Tancredi        Director                       March 23, 1999
--------------------------------
        Michael A. Tancredi

     /s/Warren H. Esanu            Director                       March 23, 1999
--------------------------------
        Warren H. Esanu

     /s/Herbert H. Feldman         Director                       March 23, 1999
--------------------------------
        Herbert H. Feldman

     /s/Stanley Kreitman           Director                       March 23, 1999
--------------------------------
        Stanley Kreitman

     /s/Lloyd I. Miller, III       Director                       March 23, 1999
--------------------------------
        Lloyd I. Miller, III

     /s/Robert Schreiber           Director                       March 23, 1999
--------------------------------
        Robert Schreiber

Exhibit I

Item 8.  Financial Statements and Supplementary Data

Index                                                                       Page
-----                                                                       ----

Report of Independent Certified Public Accountants                           F-2

Consolidated Financial Statements and Notes:

     Consolidated Balance Sheets,
     December 31, 1998 and 1997                                              F-3

     Consolidated Statements of Operations and
     Comprehensive Income (Loss),
     Years Ended December 31, 1998, 1997 and 1996                            F-4

     Consolidated Statements of Stockholders'
     Equity (Deficit), Years Ended
     December 31, 1998, 1997 and 1996                                        F-5

     Consolidated Statements of Cash Flows
     for the Years Ended December 31, 1998,
     1997 and 1996                                                           F-6

     Notes to Consolidated Financial Statements                              F-7

               Report of Independent Certified Public Accountants

The Board of Directors and
Stockholders of Porta Systems Corp.:

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                    /s/BDO SEIDMAN, LLP
                                                    ------------------------
                                                    BDO SEIDMAN, LLP

Melville, New York
March 12, 1999

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                             (Dollars in thousands)


                         Assets                              1998          1997
                         ------                              ----          ----
Current assets:
    Cash and cash equivalents                              $  3,044       5,091
    Accounts receivable - trade, less allowance for
       doubtful accounts of $915 in 1998 and $1,058
       in 1997                                               19,802      14,891
    Inventories                                               8,944       8,159
    Prepaid expenses and other current assets                 1,716       1,266
                                                           --------    --------
                  Total current assets                       33,506      29,407
                                                           --------    --------
Property, plant and equipment, net                            4,213       4,667
Deferred computer software, net                                  82         543
Goodwill, net of amortization of $3,763 in 1998 and
  $3,301 in 1997                                             11,597      12,059
Other assets                                                  2,738       4,324
                                                           --------    --------
                  Total assets                             $ 52,136      51,000
                                                           ========    ========

                      Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of senior debt                         $  2,000       1,900
    6% Convertible subordinated debentures                     --         1,758
    Accounts payable                                          6,893       5,796
    Accrued expenses                                          6,266       8,656
    Accrued interest payable                                    545         398
    Accrued commissions                                       2,438       2,444
    Accrued deferred compensation                               196         196
    Income taxes payable                                        762         853
    Short-term loans                                            144         120
                                                           --------    --------
                  Total current liabilities                  19,244      22,121
                                                           --------    --------

Senior debt net of current maturities                        11,188      16,062
12% subordinated notes                                        5,685        --
6% Convertible subordinated debentures                          365        --
Zero coupon senior subordinated convertible notes              --         2,796
Deferred compensation                                         1,021       1,032
Income taxes payable                                            719         649
Other long-term liabilities                                     776         487
Minority interest                                             1,154       1,040
                                                           --------    --------
                  Total long-term liabilities                20,908      22,066
                                                           --------    --------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, no par value; authorized 1,000,000
       shares, none issued                                       --          --
    Common stock, par value $.01; authorized 20,000,000
       shares, issued 9,484,742 and 8,644,304 shares in
       1998 and 1997, respectively                              95          86
    Additional paid-in capital                               75,135      70,926
    Accumulated deficit                                     (57,273)    (57,799)
    Accumulated other comprehensive loss:
      Foreign currency translation adjustment                (3,754)     (4,027)
                                                           --------    --------
                                                             14,203       9,186
    Treasury stock, at cost, 30,940 shares                   (1,938)     (2,066)
    Receivable for employee stock purchases                    (281)       (307)
                                                           --------    --------
                  Total stockholders' equity                 11,984       6,813
                                                           --------    --------
                  Total liabilities and stockholders'
                    equity                                 $ 52,136      51,000
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                  Years ended December 31, 1998, 1997 and 1996
                    (in thousands, except per share amounts)

                                                 1998        1997         1996
                                                 ----        ----         ----

Sales                                          $ 59,343      62,230      57,987
Cost of sales                                    35,188      37,950      36,591
                                               --------    --------    --------
       Gross profit                              24,155      24,280      21,396
                                               --------    --------    --------
Selling, general and administrative expenses     13,079      12,818      13,566
Research and development expenses                 6,510       5,361       3,848
                                               --------    --------    --------
       Total expenses                            19,589      18,179      17,414
                                               --------    --------    --------
       Operating income                           4,566       6,101       3,982

Interest expense                                 (3,750)     (3,379)     (5,328)
Interest income                                     272         259         136
Gain on sale of assets                             --          --         2,264
Other income (expense), net                       1,028       1,047         402
Debt conversion expense                            (945)    (11,458)       --
                                               --------    --------    --------
       Income (loss) before
          income taxes and minority interest      1,171      (7,430)      1,456

Income tax expense (benefit)                        606        (585)        100
Minority interest                                   114         176         104
                                               --------    --------    --------
       Income (loss) before extraordinary item      451      (7,021)      1,252

Extraordinary gain on early extinguishment of
  debt                                               76         122       3,922
                                               --------    --------    --------
       Net income (loss)                       $    527      (6,899)      5,174
                                               ========    ========    ========
Other comprehensive income (loss), net of tax:
   Foreign currency translation adjustments         273      (1,015)      1,187
                                               --------    --------    --------
       Comprehensive income (loss)             $    800      (7,914)      6,361
                                               ========    ========    ========
Basic per share amounts:
   Income (loss) before extraordinary item     $   0.05       (2.26)       0.57
   Extraordinary item                              0.01        0.04        1.80
                                               --------    --------    --------
        Net income (loss) per share
        of common stock                        $   0.06       (2.22)       2.37
                                               ========    ========    ========
   Weighted average shares of common
     stock outstanding                            9,281       3,111       2,184
                                               ========    ========    ========
Diluted per share amounts:
   Income (loss) before extraordinary item     $   0.04       (2.26)       0.23
   Extraordinary item                              0.01        0.04        0.71
                                               --------    --------    --------
       Net income (loss) per share
       of common stock                         $   0.05       (2.22)       0.94
                                               ========    ========    ========
   Weighted average shares of common stock
     outstanding                                  9,785       3,111       5,528
                                               ========    ========    ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 1998, 1997 and 1996
                                 (In thousands)

                                                                   Accumulated                        Receivable       Total
                                      Common Stock                    Other      Retained                 for         Stock-
                                   ------------------- Additional Comprehensive  Earnings              Employee       holders'
                                   No. of    Par Value   Paid-in     Income    (Accumulated Treasury     Stock        Equity/
                                   Shares      Amount    Capital     (Loss)      Deficit)     Stock    Purchases     (Deficit)
                                   ------      ------    -------   ----------    --------     -----    ---------     ---------
Balance at December 31, 1995        1,492       $15     $33,308    $(4,199)     $(56,074)   $(2,066)     $(307)      $(29,323)

Net income 1996                         -         -           -          -         5,174          -          -          5,174
Common stock issued                   732         7       2,873          -             -          -          -          2,880
Warrants issued                         -         -         380          -             -          -          -            380
Foreign currency translation
   adjustment                           -         -           -      1,187             -          -          -          1,187
                                    -----       ---     -------    -------      --------    -------      -----        -------
Balance at December 31, 1996        2,224        22      36,561     (3,012)      (50,900)    (2,066)      (307)       (19,702)

Net loss 1997                           -         -           -          -        (6,899)         -          -         (6,899)
Common stock issued                 6,420        64      34,001          -             -          -          -         34,065
Warrants issued                         -         -         364          -             -          -          -            364
Foreign currency translation
   adjustment                           -         -           -     (1,015)            -          -          -         (1,015)
                                    -----       ---     -------    -------      --------    -------      -----        -------

Balance at December 31, 1997        8,644        86      70,926     (4,027)      (57,799)    (2,066)      (307)         6,813

Net income 1998                         -         -           -          -           527          -          -            527
Common stock issued                   841         9       3,702          -             -          -          -          3,711
Warrants issued                         -         -         630          -             -          -          -            630
Restructure of receivable for
   employee stock purchases             -         -        (123)         -            (1)       128        294            298
Receivable from directors and
   officers stock purchase program      -         -           -          -                        -       (268)          (268)
Foreign currency translation
   adjustment                           -         -           -        273             -          -          -            273
                                    -----       ---     -------    -------      --------    -------      -----        -------
Balance at December 31, 1998        9,485       $95     $75,135    $(3,754)     $(57,273)   $(1,938)     $(281)       $11,984
                                    =====       ===     =======    =======      ========    =======      =====        =======

           See accompanying notes to consolidated financial statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Note 21)
                  Years ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                                          1998       1997       1996
                                                                          ----       ----       ----
Cash flows from operating activities:
    Net income (loss)                                                   $   527     (6,899)     5,174
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
          Gain on sale of assets                                           --         --       (2,264)
          Extraordinary gain                                                (76)      (122)    (3,922)
          Non-cash debt conversion expense                                  945     10,646       --
          Non-cash financing expenses                                       473        274      2,280
          Non-cash compensation expense                                     298       --         --
          Realized gain on litigation settlement                           --         (229)      (174)
          Depreciation and amortization                                   2,195      3,040      3,941
          Amortization of debt discounts                                    323         40        104
          Minority interest                                                 114       (176)       104
    Changes in operating assets and liabilities:
       Accounts receivable                                               (4,911)     1,143     (3,408)
       Inventories                                                         (785)      (735)     1,555
       Prepaid expenses                                                    (450)      (484)      (123)
       Other receivables                                                   --           31       --
       Other assets                                                         962       (122)      (743)
       Accounts payable, accrued expenses and other liabilities             276       (999)    (1,788)
                                                                        -------    -------    -------
                  Net cash provided by (used in) operating activities      (109)     5,408        736
                                                                        -------    -------    -------
Cash flows from investing activities:
    Proceeds from disposal of assets held for sale, net                    --          500      7,393
    Proceeds from sale of assets                                           --         --        3,456
    Capital expenditures, net                                              (665)      (409)      (125)
                                                                        -------    -------    -------
                  Net cash provided by (used in) investing activities      (665)        91     10,724
                                                                        -------    -------    -------

Cash flows from financing activities:
    Proceeds from senior debt                                                 6        306      1,343
    Repayments of senior debt                                            (4,780)    (3,013)   (10,403)
    Proceeds from 12% subordinated debentures and warrants                6,000       --         --
    Repayment of Zero coupon senior subordinated convertible notes       (2,796)      --         --
    Proceeds (repayments) of notes payable/short-term loans                  24         89       (337)
                                                                        -------    -------    -------
                  Net cash used in financing activities                  (1,546)    (2,618)    (9,397)
                                                                        -------    -------    -------
Effect of exchange rate changes on cash                                     273       (374)      (588)
                                                                        -------    -------    -------
Increase (decrease) in cash and cash equivalents                         (2,047)     2,507      1,475
Cash and equivalents - beginning of year                                  5,091      2,584      1,109
                                                                        -------    -------    -------
Cash and equivalents - end of year                                      $ 3,044      5,091      2,584
                                                                        =======    =======    =======


          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

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

      Concentration of Credit Risk

      Financial   instruments,   which   potentially   subject  the  Company  to
          concentrations of credit risk, consist principally of cash and accounts receivable. At times such cash in banks exceeds the FDIC insurance limit.

      As discussed in notes 17 and 22, substantial portions of the Company's sales are to customers in foreign countries. The Company's credit risk with respect to new foreign customers is reduced by obtaining letters of credit for a substantial portion of the contract price, and by monitoring credit exposure with each customer.

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

      Deferred Computer Software

      Software costs incurred for specific customer contracts are charged to cost of sales at the time revenues on such contracts are recognized. Software development costs relating to products the Company offers for sale are deferred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". These costs are amortized to cost of sales over the periods that the related product will be sold, up to a maximum of four years. Amortization of computer software costs, which all relate to products the Company offers for sale, amounted to approximately $461,000, $1,133,000 and $1,551,000 in 1998,
          1997, and 1996, respectively.

      Goodwill

      Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis over 20 to 40 years. At December 31, 1998, $9,587,000 of the goodwill is being amortized over approximately 20 years and $2,010,000 is being amortized over 40 years. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future cash flows from the related businesses.

      Income Taxes

      Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Further, the effects of tax law or rate changes are included in income as part of deferred tax expense or benefit for the period that includes the enactment date (note 13).

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Net Income (Loss) Per Share

      Basic net income (loss) per share is based on the weighted  average number of shares outstanding. Diluted net income (loss) per share is based on the weighted average number of shares outstanding plus dilutive potential shares of common stock, if such shares had been issued. The calculation of the diluted net income per share for the year ended December 31, 1998, assumes the exercise of dilutive options and warrants and the conversion of the 6% Subordinated Debentures. For 1997 no dilutive potential common shares were added to compute diluted loss per share because the effect was anti-dilutive. The calculation of diluted net income per share for the year ended December 31, 1996, assumes the conversion of the Zero coupon senior subordinated convertible notes which were dilutive.

      All share and per share information give effect to the one for five reverse stock split effective August 2, 1996.

      Reclassifications

      Certain   reclassifications   have  been  made  to  conform  prior  years'
          consolidated financial statements to the 1998 presentation.

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      New Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts at their fair market values, as either assets or liabilities on the balance sheet. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk, or (2) the earnings effect of the hedged forecast transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes the adoption of this statement will not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

      The Company has adopted the following standards for the current financial statement periods and any required comparative information for earlier years has been restated. Results of operations and financial position have been unaffected by the implementation of these new standards.

      Statement of Financial Standards (SFAS) No. 130, "Reporting  Comprehensive
          Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) consists of foreign currency translation adjustments.

      SFASNo. 131,  "Disclosures  About  Segments of an  Enterprise  and Related
          Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

(2)   Accounts Receivable

      Accounts receivable included  approximately  $5,657,000 and $0 at December
          31, 1998 and 1997, respectively, of revenues earned but not yet contractually billable relating to long-term contracts for specialized products. All such amounts at December 31, 1998 are expected to be billed in the subsequent year. In addition, accounts receivable included approximately $2,860,000 and $3,820,000 at December 31, 1998 and 1997, respectively, of retainage balances due on various long-term contracts. All such amounts are expected to be collected during the subsequent year. The allowance for doubtful accounts receivable was $915,000 and $1,058,000 as of December 31, 1998 and 1997,
          respectively. The allowance for doubtful accounts was increased by provisions of $210,000, $107,000, and $553,000 and decreased by write-offs of $353,000, $599,000, and $254,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3)   Inventories

      Inventories consist of the following:
                                                            December 31,
                                                  ------------------------------
                                                     1998                 1997
                                                     ----                 ----

             Parts and components                 $4,959,000           5,349,000
             Work-in-process                         743,000           1,079,000
             Finished goods                        3,242,000           1,731,000
                                                  ----------          ----------

                                                  $8,944,000           8,159,000
                                                  ==========          ==========

(4)   Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                              December 31
                                           ------------------       Estimated
                                           1998          1997      useful lives
                                           ----          ----      ------------
Land                                   $   246,000       246,000            --
Buildings                                2,585,000     2,525,000   20-50 years
Machinery and equipment                  7,947,000     7,385,000     3-8 years
Furniture and fixtures                   3,566,000     3,424,000    5-10 years
Transportation equipment                   129,000       126,000      4 years
Tools and molds                          3,124,000     3,067,000      8 years
Leasehold improvements                     805,000       793,000   Term of lease
                                        ----------    ----------
                                        18,402,000    17,566,000
Less accumulated depreciation
   and amortization                     14,189,000    12,899,000
                                        ----------    ----------
                                       $ 4,213,000     4,667,000
                                       ===========    ==========

Total depreciation and amortization expense for 1998, 1997 and 1996, related to property, plant and equipment amounted to approximately $1,197,000,
                    $1,468,000 and $1,746,000, respectively.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)   Senior Debt

      On December 31, 1998 and 1997, the Company's long-term debt consisted of senior debt under its credit facility in the amount of $10,682,000 and $14,878,000, respectively, and $2,512,000 and $3,084,000 of non-interest bearing deferred funding fee notes payable, respectively. Of these amounts outstanding $2,000,000 and $1,900,000 are classified as the current portion of senior debt as of December 31, 1998 and 1997, respectively. The credit facility consists of a combined revolving line of credit and letter of credit availability of $9,000,000. The balance of the facility is comprised of a term loan. The credit facility is secured by substantially all of the Company's assets. All obligations except undrawn letters of credit, letter of credit guarantees and the deferred fee notes bear interest at 12%. The Company incurs a fee of 2% on the average balance of letter of credit guarantees outstanding.

      During 1998 the Company extended its Loan and Security Agreement with its senior lender from August 31, 1999 to January 2, 2001.

      The agreement (as revised) provides for loan principal payments $400,000 on the last day of each quarter during the term of the agreement. As part of the revised agreement, the loan amortization shall first be applied to the non-interest bearing notes payable until these notes are paid in full and then to the term loan. Commencing June 30, 1997, the agreement also requires the Company to pay additional principal payments if its cash flow exceeds certain amounts.

      Through December 31, 1998,  the Company  incurred the  following  fees, in connection with this credit facility: In 1994, a one-time $2,474,000 deferred funding fee for the revolving line and term loan evidenced by a non-interest bearing promissory note. The Company incurred a $300,000 fee on February 13, 1995, evidenced by a non-interest bearing note and a $310,000 facility fee on November 30, 1995, which amount has been added to the outstanding principal balance of the deferred funding fee note. The original aggregate balance of the non-interest bearing notes was $3,084,000. As noted above, pursuant to an amendment to the loan agreement the loan amortization payments are being applied against these non-interest bearing notes. As of December 31, 1998 the balance of the notes is $2,512,000 of which $2,000,000 has been classified as the current portion of long term debt. The agreement requires a monthly facility fee payment of $50,000, commencing November 30, 1996, and continuing to the end of the agreement.

      In connection with the credit facility, in November 1994 the Company issued warrants to its senior lender to purchase 82,500 shares of common stock, exercisable at $17.20 per share and expiring in November 1999. In connection with the extended agreement in March 1996, the Company granted additional warrants to the lender to purchase 200,000 shares of common stock at $5 per share that expire in March 2001. The value of the warrants, as issued in March 1996 of $380,000 was recorded as deferred financing expense and additional paid in capital in 1996.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Pursuant to the November 30, 1997 extension of the credit facility, the Company agreed to amend the terms of the warrants previously issued to its senior lender. The 82,500 and 200,000 warrants, after adjustment for the antidilution provisions contained in the warrant agreement, provides for the purchase of 164,627 and 295,441 shares of common stock, respectively and are immediately exercisable at $3.00 per share and expire on November 30, 2002. The value of the change in warrant terms is estimated to be $45,000 and was recorded as a deferred financing expense and additional paid in capital in 1997.

      Financial debt  covenants  include an  interest  coverage  ratio  measured quarterly with limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of December 31, 1998, the Company was in compliance with the above covenants.

      Maturities  of  the  Company's  long-term  debt,   including   convertible
          subordinated debentures and 12% subordinated notes (notes 6 and 7), are as follows:

                      1999                       $ 2,000,000
                      2000                         7,685,000
                      2001                         9,188,000
                      2002                           365,000
                                                 -----------
                                                 $19,238,000
                                                 ===========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6)   6% Convertible Subordinated Debentures and
      Zero Coupon Senior Subordinated Convertible Notes

      As of December 31, 1998 and 1997 the Company had outstanding $365,000 and $1,758,000 of its 6% convertible Subordinated Debentures due July 1, 2002 (the "Debentures"), net of original issue discount of $20,000 and $137,000, respectively. The face amount of the outstanding Debentures was $385,000 and $1,895,000 at December 31, 1998 and 1997,
          respectively. The Debentures are convertible at any time prior to maturity into Common Stock of the Company at a conversion rate of
          8.333 shares for each $1,000 face amount of Debentures, subject to adjustment under certain circumstances.

      The Debentures are redeemable at the option of the Company, (a) in whole or in part, at redemption prices ranging from 89.626% of face amount beginning July 1, 1995 to 100% of face amount beginning July 1, 2001 and thereafter, together with accrued and unpaid interest to the redemption date, and (b) in whole at any time, at a redemption price equal to the issue price plus interest and that portion of the original issue discount and interest accrued to the redemption date, in the event of certain changes in United States taxation or the imposition of certain certification, information or other reporting requirements.

      Interest on the Debentures is payable on July 1 of each year. The interest accrued as of December 31, 1998 and 1997 amounted to $12,000 and $398,000, respectively. As of December 31, 1998 the Company remedied its prior default by paying the interest due through July 1, 1998.

      On November 30, 1995, the Company offered the holders of its Debentures an exchange of such debt for common stock and Zero Coupon Senior Subordinated Convertible Notes (the "Notes") due January 2, 1998. The exchange ratio was 19.4 shares of common stock and $767.22 of principal of Notes in exchange for each $1,000 principal amount of Debentures converted. Accrued interest on the Debentures, which were exchanged, was eliminated.

      The Notes were unsecured and did not bear interest. There were no sinking fund requirements for the Notes. Each Note was convertible into common stock at a conversion price of $6.55 prior to the amendment as discussed below. Accordingly, in addition to the 699,855 maximum common shares issuable from the exchange of the Debentures, the maximum number of common shares that could be issued upon conversion, if all Debentures were exchanged, is 4,225,600. The Notes were redeemable at the option of the Company at 90.32% of the principal balance increasing periodically to 100% of the principal balance on November 1, 1997.

      As of December 31, 1996, the Company had exchanged approximately $33,770,000 principal amount of the Debentures, net of related unamortized discount and accrued interest expense, for 655,000 shares of stock and $25,909,000 of Notes. This represented 94% of the outstanding balance of the 6% Debentures prior to any conversion to the Notes. In addition, as of December 31, 1996, $24,000 of Notes had been converted into 3,600 shares of stock. As of December 31, 1996, $25,885,000 Notes were outstanding.

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

      Effective November 13, 1997,  the Company  amended the terms of the Notes.
          Under the amended terms, the conversion price of the Notes was reduced to $3.65 from $6.55. As of December 31, 1997, approximately
          $23,400,000 of principal amount of Notes were converted into approximately 6,412,000 shares of common stock. The conversion of the Notes for common stock reduced debt by $23,400,000, increased equity by $34,049,000 and resulted in a primarily non-cash charge of $11,458,000. The non-cash charge was based on the difference between the value of the shares issuable under the original terms and the value of the shares issued with respect to the Notes under the amended terms. In connection with the conversion of the debt, the Company issued to its investment banking firm 120,000 shares of common stock. As of December 31, 1997, $2,796,000 of the Notes remained outstanding.

      During 1998,  the  Company (i) repaid the  remaining  balance of the Notes from the proceeds of the 12% Subordinated Notes (note 7) (ii) exchanged $250,000 additional principal amount of the Debentures for 5,000 shares of common stock and $192,000 of Notes which were then converted to 53,000 shares of common stock based on the amended terms of the Notes as described above and (iii) issued approximately 330,000 shares of common stock in exchange for $1,260,000 principal amount of its Debentures and accrued interest. The Company recorded a debt conversion expense of approximately $945,000, net of interest forgiven, in the first quarter of 1998. After giving effect to these transactions, as of December 31, 1998 the Company has no Notes outstanding and $385,000 principal amount of Debentures outstanding.

      The exchange  of the  Debentures  for  the  Notes  and  common  stock  was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. Since the future principal and interest payments under the Notes is less than the carrying value of the Debentures, the Notes were recorded for the amount of the future cash payments, and not discounted, the common stock issued was recorded at the market value at the time of issuance, and an extraordinary gain on restructuring was recorded of approximately $76,000, $122,000, and $3,922,000 in 1998, 1997 and
          1996, respectively. Accordingly, no future interest expense was recorded on the Notes, subsequent to the time of issuance.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

   (7) 12% Subordinated Notes

      In January 1998, the Company raised $6,000,000 from the private placement of 60 units at $100,000 per unit which mature on January 3, 2000. Each unit consisted of (a) the Company's 12 % Subordinated Note due January 3, 2000 (a "12% Note"), in the principal amount of $100,000, and (b) a Series B Common Stock Purchase Warrant (a "Series B Warrant") to purchase 10,000 shares of Common Stock at $3.00 per share through December 31, 2002. In the event that any 12% Note is outstanding one year from the date on which such 12% Note is issued (the "Anniversary Date of the Note"), the Company shall issue to the holder of such 12% Note on the Anniversary Date of the Note a Series C Warrant to purchase 25 shares of Common Stock for each $1,000 principal amount of 12% Notes outstanding on the Anniversary Date of the Note. The Series C Warrant will have an exercise price equal to the average closing prices of the Common Stock on each of the five trading days preceding the Anniversary Date of the Note with respect to which the Series C Warrant is being issued and will expire on December 31, 2003. The proceeds from the sale of the Units was used principally to pay the remaining principal amount of Zero Coupon Notes which had not been converted of approximately $2,800,000 (note 6) and to reduce the Company's senior debt by approximately $2,950,000 (note 5). The balance of such proceeds was added to working capital.

      The Series B and  Series C  Warrants  were  valued  at  $630,000  and were recorded as part of additional paid in capital. Accordingly, the Company recorded the net 12% Notes at a value of $5,370,000. As of December 31, 1998, the Company had 12% Notes outstanding of $5,685,000, net of original issue discount of $315,000. Subsequent to December 31, 1998, pursuant to the terms of the Notes, the Company issued 150,000 Series C Warrants to the holders of the Notes. The Series C Warrants were issued at an average exercise price of $1.94 pursuant to the terms of the Notes.

(8)   Joint Venture

      The Company entered into a joint venture agreement as of April 24, 1986 with a Korean partner whereby each owns a 50% interest in the joint venture. Unless otherwise terminated in accordance with the joint venture agreement, the joint venture will terminate on December 31, 2010. In addition, the Company has entered into an agreement with its joint venture partner whereby the Company has obtained an option, exercisable for approximately $190,000, to purchase an additional 1% interest in the joint venture, which would increase the Company's ownership percentage to 51%. The Company consolidates the operations of the joint venture since the Company can obtain a controlling interest at its election and the joint venture is entirely dependent on the Company for the products it sells as well as receiving management assistance from the Company. The interest in the joint venture not owned by the Company is shown as a minority interest.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)   Stockholders' Equity

      On June 6, 1996, the stockholders of the Company approved a one-for-five reverse split (the "Reverse Split") of the Company's common stock. As a result of the Reverse Split, each share of common stock outstanding at the effective date of the Reverse Split, without any action on the part of the holder thereof, became one-fifth share of common stock. The par value of the common stock was not affected by the Reverse Split. In conjunction with the Reverse Split, the Company reclassified approximately $84,000 from common stock to additional paid-in capital. All share and per share data have been restated to give effect to the Reverse Split.

      During 1996, the Company settled a class action lawsuit. The settlement included a cash payment by the Company's insurers and issuance by the Company of 220,000 shares of its common stock. As of December 31, 1998, all shares have been issued pursuant to such settlement.

      During 1994,  the Company  issued  warrants to purchase  82,500  shares of common stock at an exercise price of $17.20 per share to its senior lender that expire in November 1999. In March 1996, the Company, in connection with an agreement to amend and extend certain senior debt, issued warrants to purchase 200,000 shares of common stock at an exercise price of $5.00 per share that expire March 2001. In consideration of the November 30, 1997 extension of the credit facility, the Company agreed to amend the terms of the warrants previously issued to its senior lender. The 82,500 and 200,000 warrants, after adjustment for the antidilution provisions contained in the warrant agreement, allow for the purchase of 164,627 and 295,441 shares of common stock, respectively and are immediately exercisable at $3.00 per share and expire on November 30, 2002. In connection with the change of the warrant terms, the Company recorded deferred financing costs of $45,000 (note 5).

      In 1997, as remuneration for advisory services by an investment banking firm, the Company issued warrants to purchase 400,000 shares of common stock which are exercisable at $1.56 per share, and expire in April 2002. In addition, as remuneration for the advisory services related to the debt conversion, the Company issued to its investment banking firm 120,000 shares of common stock (note 6). In 1997, in connection with these services, the Company recorded deferred consulting and debt conversion expense of approximately $80,000 and $580,000, respectively.

      During 1998,  pursuant  to the  private  placement  of  $6,000,000  of 12%
          Subordinated Notes (note 7) the Company issued Series B Common Stock Purchase Warrants to purchase 600,000 shares of common stock at $3.00 per share. The Series B Warrants expire on December 31, 2002. Subsequent to December 31, 1998, pursuant to the terms of the Notes, the Company issued Series C Common Stock Purchase Warrants to purchase 150,000 shares of common stock to the holders of the Notes. The Series C Warrants were issued at an average exercise price of $1.94 pursuant to the terms of the Notes and expire December 31, 2003. The Series B and Series C Warrants were valued at $630,000 and were recorded as part of additional paid in capital in 1998.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      As of December 31, 1998, the Company also had stock purchase warrants outstanding to purchase 53,000 shares of common stock at an exercise price of $17.50 per share expiring in November 2001 to its former lenders in return for a discount with respect to the repayment of its debt in 1994.

      Under a 1984 Employee Incentive Plan, the Company provided an opportunity for certain employees of the Company and its subsidiaries to acquire subordinated convertible debentures. As a result , as of December 31, 1998, there is $13,000 of employee promissory notes receivable outstanding, of which the maturity date has been extended to April 1999. During 1998, the Board of Directors approved a reduction in the original issue price of the debentures to the current market rate of the common stock, approximately $1.38 per share, which common stock is held by the Company as collateral for the notes. Accordingly, the related receivable from employees was reduced from $307,000 to $13,000 to reflect the new valuation. The reduction on the original issue resulted in a non-cash compensation charge in 1998 of $298,000.

      During 1998, the Board of Directors  implemented a Stock Purchase  Program
          (the "program") for senior executive officers and directors of the Company. The program was established to increase the direct equity investment in the Corporation of the senior executives and directors. The program sets forth that each participant shall purchase common stock equal to ten percent of the participant's salary for those who are officers and $30,000 with respect to those who are outside directors. The number of shares purchased is based on the fair market value per share of Common stock of $1.50. The stock purchase for each officer is payable to the Company on an installment basis. The Company is holding the shares as security against the outstanding obligation until it is paid in full. The maximum number of shares to be issued pursuant to the program is 186,000. The initial receivable related to the program was $279,000. As of December 31, 1998 the receivable balance was $268,000.


(10)  Stockholder Rights Plan

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

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

(11)  Employee Benefit Plans

      The Company has deferred compensation agreements with certain officers and employees, with benefits commencing at retirement equal to 50% of the employee's base salary, as defined. Payments under the agreements will be made for a period of fifteen years following the earlier of attainment of age 65 or death. During 1998, 1997 and 1996, the Company accrued approximately $185,000, $203,000 and $180,000, respectively, under these agreements.

      In 1986, the Company established the Porta Systems Corp. 401(k) Savings Plan for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. The Company will match a participant's contribution by an amount equal to 25% of the first six percent contributed by the participant. A participant is 100% vested in the balance to his credit. For the years ended December 31, 1998, 1997 and 1996, the Company's contribution amounted to $96,000, $96,000 and $90,000, respectively.

      The Company does not provide any other post-retirement benefits to any of its employees.

(12)  Incentive Plans

      The Company's 1986 Stock  Incentive  Plan ("1986 Plan"),  expired in March
          1996, although options granted prior to the expiration date remain in effect in accordance with their terms. Options granted under the 1986 Plan may be incentive stock options, as defined in the Internal Revenue Code, or options that are not incentive stock options. The exercise price for all options granted were equal to the fair market value at the date of grant.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The Company's 1996 Stock Incentive Plan ("1996 Plan"), is authorized to issue 450,000 shares of Common Stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1996 Plan was approved. Options under the 1996 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1996 Plan. The exercise price for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1996 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 2,000 shares on May 1st of each year commencing May 1, 1996, based upon the average closing price of the last ten trading days of April of each year.

      The Company's 1998 Stock Non-Qualified Stock Option Plan ("1998 Plan"), is authorized to issue 450,000 shares of common stock. Options under the 1998 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries. The exercise price for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors.

      During 1998, pursuant to a certain employment contract, the Company issued
          30,000 options to purchase common stock of the Company. Under this agreement, the options are exercisable at $1.25, which approximated market value on the date of issuance and expire on August 31, 2004. As of December 31, 1998 none of the options are vested.

      The Company  applies  APB  Opinion  25,  "Accounting  for Stock  Issued to
          Employees" ("APB 25") and related Interpretations in accounting for the 1998, 1996 and 1986 Plans. Under APB 25, no compensation cost is recognized for options granted to employees at exercise prices greater than or equal to fair market value of the underlying common stock at the date of grant.

      The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123") which requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share (basic and diluted) as if compensation costs for the Company's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No.123. If the Company had elected to recognize compensation costs based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and net income (loss) per share (basic and diluted) would have been reduced to the pro forma amounts indicated below:

              (Dollars in thousands, except per share data)

                                                         1998           1997
                                                         ----           ----
          Pro forma net income (loss)                    $ 237        $(7,026)
          Pro forma net income (loss) per
            share (basic and diluted)                    $0.03        $ (2.26)

      The weighted-average fair value of options granted was $ 1.47 and $0.35 per share in 1998 and 1997.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1998 and 1997:

                 Dividends:                             $0.00 per share
                 Volatility:                            46.10%-80.00%
                 Risk-free interest:                    4.80%-  6.40%
                 Expected term:                         5 years

      Such pro forma information has not been presented for 1996 because management has determined that the compensation costs associated with options granted in 1996 are not material to net income (loss) or net income (loss) per share.

      A summary of the status of the Company's 1986 stock option plan as of December 31, 1998, 1997, and 1996, and changes during the years ending on those dates is presented below:

                                            1998                    1997                       1996
                                   ----------------------   ----------------------    -----------------------
                                   Shares  Weighted         Shares  Weighted          Shares   Weighted
                                   Under   Average          Under   Average           Under    Average
                                   Option  Exercise Price   Option  Exercise Price    Option   Exercise Price
                                   ------  --------------   ------  --------------    ------   --------------
Outstanding beginning of year      16,392    $    57        16,397      $ 57          56,360        $58
Granted                              --                       --                        --
Exercised                            --                       --                        --
Forfeited                            (865)        63            (5)       38         (39,963)        58
                                   ------                   ------                    ------
Outstanding end of year            15,527    $    57        16,392      $ 57          16,397        $57
                                   ======                   ======                    ======
Options exercisable at year-end    15,527                   16,392                    16,397
                                   ======                   ======                    ======

      The following table summarizes information about stock options outstanding under the 1986 Plan at December 31, 1998:

                                     Options Outstanding                      Options Exercisable
                      -------------------------------------------------  -----------------------------
Range of              Outstanding   Remaining          Weighted-average  Exercisable  Weighted-Average
Exercise Prices       at 12/31/98   Contractual Life   Exercise Price    at 12/31/98  Exercise Price
---------------       -----------   ----------------   ----------------  -----------  ----------------
$ 5 to  25                3,000         3.7 years           $ 5              3,000        $ 5
 25 to  75                9,970         0.8                  65              9,970         65
 75 to 100                2,557         0.3                  86              2,557         86
                         ------                                             ------
$ 5 to 100               15,527         1.3                 $57             15,527        $57
                         ======                                             ======

      A summary of the status of the Company's 1996 stock option plan as of December 31, 1998, 1997 and 1996, and changes during the year is presented below:

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

                                       1998                      1997                    1996
                             -----------------------   -----------------------   -----------------------
                             Shares   Weighted         Shares   Weighted         Shares   Weighted
                             Under    Average          Under    Average          Under    Average
                             Option   Exercise Price   Option   Exercise Price   Option   Exercise Price
                             ------   --------------   ------   --------------   ------   --------------
   Outstanding beginning
      of year               437,988       $1.67        79,448        $2.45          -0-       $0.00
   Granted                   12,000        3.85       358,780         1.50       79,448        2.45
   Exercised                   --           --           --            --          --           --
   Forfeited                 (2,050)       1.51          (240)        2.00         --           --
                            -------                   -------                    ------
   Outstanding end of year  447,938       $1.73       437,988        $1.67       79,448       $2.45
                            =======                   =======                    ======
Options exercisable at
  year-end                  447,938                   333,488                    63,050
                            =======                   =======                    ======

      The following table summarizes information about stock options outstanding under the 1996 Plan at December 31, 1998:

                                    Options Outstanding                      Options Exercisable
                    -------------------------------------------------   -------------------------------
Range of            Outstanding   Remaining          Weighted-average   Exercisable    Weighted-Average
Exercise Prices     at 12/31/98   Contractual Life   Exercise Price     at 12/31/98    Exercise Price
---------------     -----------   ----------------   ----------------   -----------    ----------------
$ 1 to 5              447,938        7.5 years           $ 1.73           447,938          $ 1.73
                      =======                                             =======

      A summary of the status of the Company's 1998 stock option plan as of December 31, 1998, and changes during the year is presented below:

                                                              1998
                                                --------------------------------
                                                Shares            Weighted
                                                Under             Average
                                                Option            Exercise Price
                                                ------            --------------
Outstanding beginning of year                         0             $   0.00
Granted                                         448,000                 3.25
Exercised                                          --                    --
Forfeited                                        (3,500)                3.25
                                                -------
Outstanding end of year                         444,500             $   3.25
                                                =======
  Options exercisable at year-end                   -0-
                                                =======

      The following table summarizes information about stock options outstanding under the 1998 Plan at December 31, 1998:

                                   Options Outstanding                     Options Exercisable
                     -----------------------------------------------  -----------------------------
Range of             Outstanding  Remaining         Weighted-average  Exercisable  Weighted-Average
Exercise Prices      at 12/31/98  Contractual Life  Exercise Price    at 12/31/98  Exercise Price
---------------      -----------  ----------------  ----------------  -----------  ----------------
$ 1 to 5               444,500       5.1 years          $ 3.25            -0-          $ 0.00
                       =======                                           =====

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(13)  Income Taxes

      The provision for income taxes consists of the following:

                                       1998                        1997                        1996
                                       ----                        ----                        ----
                              Current       Deferred     Current         Deferred      Current        Deferred
                              -------       --------     -------         --------      -------        --------
Federal                     $    --          (8,000)      40,000        (708,000)         --             --
State and foreign             615,000        (1,000)     177,000         (94,000)      100,000           --
                            ---------        ------      -------        --------       -------        --------
             Total          $ 615,000        (9,000)     217,000        (802,000)      100,000           --
                            =========        ======      =======        ========       =======        ========

      A reconciliation of the Company's income tax provision and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes is as follows:

                                             1998           1997         1996
                                             ----           ----         ----
Tax expense (benefit) at statutory
   rate                                  $   398,000     (2,526,000)    495,000
Increase (decrease) in income tax
   benefit resulting from:
   Decrease in valuation allowance        (4,097,000)   (22,740,000)   (495,000)
   State and foreign taxes, less
      applicable federal benefits            615,000         83,000     100,000
   Debt conversion expense not
      deductible for tax                     411,000      3,620,000        --
   Other expenses not deductible
      for tax                                136,000        206,000        --
   Foreign income taxed at rates
      lower than U.S. statutory rate        (239,000)      (730,000)       --
   Utilization of net operating loss
      carryforward                          (118,000)      (669,000)       --
   Expiration of capital loss and
      investment tax credit
      carryforwards                        4,387,000        642,000        --
   Estimated NOL in excess of
      382 limitation                        (719,000)    21,500,000        --
   Other                                    (168,000)        29,000        --
                                         -----------    -----------    --------
                                         $   606,000       (585,000)    100,000
                                         ===========    ===========    ========

      The Company  has  unused  United  States  tax  net  operating  loss  (NOL)
          carryforwards of approximately $66,682,000 expiring at various dates between 2007 and 2011. No tax benefit or expense was apportioned to the extraordinary gains, as such amounts are immaterial. Due to the change in ownership which resulted from the conversion of the Company's Zero coupon subordinated convertible notes to common stock, the Company's usage of its NOL will be limited in accordance with Internal Revenue Code section 382. The Company's carryforward utilization of the NOL is limited to $1,767,000 per year. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). The capital loss carryforwards expired during 1998 and, as a result of the section 382 limitation, no benefit from tax credit carryforwards will be available.

      The Company's net operating loss carryforwards, limited by section 382, expire in the following years:

                       2009                       $ 3,757,000
                       2010                        18,880,000
                       2011                           884,000
                                                  -----------
                                                  $23,521,000
                                                  ===========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The components of the deferred tax assets and liabilities, the net balance of which is included in prepaid and other current assets, as of December 31, 1998 and 1997 are as follows:
                                                       1998             1997
                                                       ----             ----
Deferred tax assets:
   Inventory                                      $  1,488,000        1,634,000
   Allowance for doubtful accounts
      receivable                                       345,000          307,000
   Benefits of tax loss carryforwards                9,056,000        8,455,000
   Benefit plans                                       871,000        1,007,000
   Accrued Commissions                                 913,000          941,000
   Other                                               290,000          422,000
   Depreciation                                        487,000             --
   Benefit of investment tax credit
      carryforwards                                       --            658,000
   Benefit of capital loss carryforwards                  --          4,387,000
                                                  ------------     ------------

                                                    13,450,000       17,811,000
   Valuation allowance                             (12,607,000)     (16,704,000)
                                                  ------------     ------------
                                                       843,000        1,107,000
                                                  ------------     ------------
Deferred tax liabilities:
   Capitalized software costs                          (32,000)        (240,000)
   Depreciation                                           --            (65,000)
                                                  ------------     ------------

                                                       (32,000)        (305,000)
                                                  ------------     ------------

                                                  $    811,000          802,000
                                                  ============     ============

      Deferred taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the US Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid.

      Because of the Company's US tax losses in 1996, a valuation  allowance for the deferred tax asset was provided due to the uncertainty as to future realization. During the years ended December 31, 1998 and 1997, the valuation allowance was reduced to reflect a net deferred tax asset equal to the anticipated tax benefit of the temporary differences which are expected to be realized within one year based on the Company's 1999 and 1998 projected US taxable income, respectively.

      The income tax  returns of the  Company and its  subsidiary  operating  in
          Puerto Rico were examined by the IRS for the tax years ended December 31, 1989 and 1988. As a result of this examination, the IRS increased the Puerto Rico subsidiary's taxable income resulting from intercompany transactions, with a corresponding increase in the Company's net operating losses. The settlement amounted to approximately $953,000. The Company is currently in a structured settlement with the IRS, which is reviewed annually, whereby monthly payments will be made to liquidate the settlement. Aggregate annual amounts payable by the Company, including interest on the unpaid amounts at a current rate of 7%, is $240,000 in 1998. As of December 31, 1998, the Company has made all the required payments through that date under the settlement and approximately $770,000 remains outstanding.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      No provision was made for U.S. income taxes on the undistributed earnings of the Company's foreign subsidiaries as it is management's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 1998, undistributed earnings of the foreign subsidiaries amounted to approximately $5,980,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

(14)  Sale of Israeli Subsidiary

      In 1992 the Company sold its Israeli network communications business. As a result of an insolvency procedure involving the purchaser of this business and pursuant to the sale of the business out of receivership, the Company's receivable was represented by shares of common stock of the entity which acquired the discontinued operation. In 1996, the Company sold such shares for $3,456,000 and recorded a gain of $2,264,000. The gain represented an adjustment in the estimated value of the shares previously received and accordingly was reflected in continuing operations. As part of an agreement with the Company's senior lender, the net proceeds from the sale were applied to reduce the outstanding principal balance of the Company's term loan. In 1998 and 1997, the Company received $241,000 and $700,000, respectively, representing final payments resulting from the insolvency procedure. Such payments are included in other income.

(15)  Leases

      At December 31, 1998, the Company and its subsidiaries leased manufacturing and administrative facilities, equipment and automobiles under a number of operating leases. The Company is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 1998, 1997, and 1996 amounted to approximately $716,000, $827,000 and $871,000, respectively. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

                            1999                      $  469,000
                            2000                         383,000
                            2001                          64,000
                            2002                          55,000
                            2003                          29,000
                            Thereafter                    10,000
                                                      ----------
                                                      $1,010,000
                                                      ==========

(16)  Contingencies

      At December 31, 1998, the Company was contingently liable for outstanding letters of credit aggregating approximately $5,340,000 as security for the performance of certain long-term contracts.

      The Company is a party to legal actions arising out of the ordinary conduct of its business. Management believes that the settlement of these matters will not have a materially adverse effect on the financial position of the Company (note 20).

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(17)  Major Customers

      During the years ended  December 31, 1998,  1997 and 1996,  the  Company's
          five  largest  customers  accounted  for  sales  of  $28,797,000,   or
          approximately 49% of sales, $30,633,000, or approximately 49% of sales, and $ 27,807,000, or approximately 48% of sales, respectively. The Company's largest customer is British Telecommunications plc ("BT"). Sales to BT for the year ended December 31, 1998, 1997 and 1996 amounted to $15,349,000, $13,876,000 and $11,308,000, respectively, or approximately 26%, 22% and 20%, respectively, of the Company's sales for such years. Therefore, any significant interruption or decline in sales to BT may have a materially adverse effect upon the Company's operations. During 1998, sales to a Chilean telephone company were $6,834,000, or approximately 12% of sales. During 1996, sales to a Philippines telephone company were $7,034,000, or approximately 12% of sales. No other customers account for 10% or more of the Company's sales for any year. Approximately 64% of the Company's accounts receivable are due from the five largest customers as of December 31, 1998 and 1997.

(18)  Fair Values of Financial Instruments

      Cash equivalents, accounts receivable, accounts and notes payable, accrued expenses and short-term loans are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

      The carrying amount of the Company's senior long-term debt approximates fair value as the extension of the Loan and Security Agreement was re-negotiated on December 1, 1998.

      The carrying amount and estimated fair value of the Company's additional financial instruments are summarized as follows:

                                December 31, 1998         December 31, 1997
                                -----------------         -----------------
                               Carrying    Estimated     Carrying    Estimated
                                 amount   fair value       amount   fair value
                                 ------   ----------       ------   ----------
6% Convertible
  Subordinated Debentures    $  365,000      108,000    1,758,000    1,471,000
                             ==========   ==========   ==========   ==========

Zero Coupon Subordinated
  Convertible Notes          $     --           --      2,796,000    2,796,000
                             ==========   ==========   ==========    =========

12% Subordinated Notes       $5,685,000    5,685,000         --           --
                             ==========   ==========   ==========    =========

      Management's estimated fair value of the Debentures as of December 31, 1998 is estimated based on the conversion features on the Debentures at the market value of the Company's common stock at December 31, 1998. Management's estimated fair value of the Debentures as of December 31, 1997 is based on market prices of the Company's common stock price, which were issued in January 1998 for the conversion of $1,260,000 of principal amount of the Debentures.

      Management estimates that the fair value of the 12% Subordinated Notes as of December 31, 1998 approximates the carrying value of the debt due to stability of interest rates from the date of the debt origination of January 1998 as compared to December 31, 1998.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(19)  Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

Numerator-Basic and diluted
  net income (loss) per share:              1998          1997          1996
                                        -----------   -----------    -----------

    Income (loss) from continuing
       operations                       $   451,000   $(7,021,000)   $ 1,252,000
    Extraordinary item                       76,000       122,000      3,922,000
                                        -----------   -----------    -----------
    Net income (loss)                       527,000   $(6,899,000)   $ 5,174,000
                                        ===========   ===========    ===========

Denominator:
    Denominator for basic net income
       (loss) per share - weighted-
       average shares                     9,281,000     3,111,000      2,184,000
    Effect of dilutive securities:
       Options and Warrants                 452,000          --             --
       6% Convertible Subordinated
         Notes                               52,000          --             --
       Zero Coupon Senior
         Subordinated Convertible
         Notes                                 --            --        3,344,000
                                        -----------   -----------    -----------
    Denominator for diluted net
       income (loss) per share-
       adjusted  weighted-average
       shares and assumed conversions     9,785,000     3,111,000      5,528,000
                                        ===========   ===========    ===========
    Basic per share amounts:
       Continuing operations            $      0.05   $     (2.26)   $      0.57
       Extraordinary item                      0.01          0.04           1.80
                                        -----------   -----------    -----------
         Net income (loss) per
         share of common stock          $      0.06   $     (2.22)   $      2.37
                                        ===========   ===========    ===========
   Diluted per share amounts:
       Continuing operations            $      0.04   $     (2.26)   $      0.23
       Extraordinary item                      0.01          0.04           0.71
                                        -----------   -----------    -----------
         Net income (loss) per share
         of common stock                $      0.05   $     (2.22)   $      0.94
                                        ===========   ===========    ===========

      For additional disclosure regarding the Zero Coupon Senior Subordinated Notes see note 6.

      In November 1997, the Company converted approximately $23,400,000 of the Notes to approximately 6,412,000 shares of common stock. Had this conversion taken place as of January 1, 1997, the denominator for the basic net income (loss) per share (the weighted-average shares) and the diluted net income (loss) per share (adjusted weighted-average shares and assumed conversion) would have been 8,639,000 for 1997.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Options to purchase 486,577,  25,442 and 25,447 shares of common stock for
          1998, 1997 and 1996, respectively, with exercise prices ranging from $3.25 to $86.25, $3.69 to $86.25 and $3.69 to $8.25 for 1998, 1997 and
          1996, respectively, were outstanding but not included in the computation of diluted net income (loss) per share because the exercise prices were greater than the average market price of common stock during such years.

      Warrants to purchase  53,000,  548,668 and 360,500  shares of common stock for 1998, 1997 and 1996, respectively, with exercise prices ranging from $17.50, $3.00 to $50.00 and $5.00 to $33.10 for 1998, 1997 and
          1996, respectively, were outstanding but not included in the computation of diluted net income (loss) per share because the exercise prices were greater than the average market price of common stock during such years.

(20)  Legal Matters

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(21)  Cash Flow Information

      (1) Supplemental cash flow information for the years ended December 31, is as follows:

                                                 1998         1997         1996
                                                 ----         ----         ----

Cash paid for interest                          $2,411        2,844        2,751
                                                ======        =====        =====
Cash paid for income taxes                      $  223          117          105
                                                ======        =====        =====

      (2) Non-cash transactions:

          (i) During 1998, 1997 and 1996, the Company exchanged approximately $250,000, $410,000 and $33,770,000 principal amount of its Debentures, net of unamortized discount and accrued interest, for 5,000, 8,000 and 655,000 shares of Common stock, and $192,000, $315,000 and $25,909,000 of Notes, respectively (note 6).

          (ii) During 1996, the Company issued 3,600 shares of common stock as a result of the conversion of Notes under the original terms (note 6).

          (iii) During 1998 and 1997, the Company issued 53,000 and 6,412,000 shares of common stock, respectively, upon the conversion of Notes (note 6).

          (iv) During 1998, the Company issued 330,000 shares of common stock upon the conversion of $1,260,000 of Debentures (note 6)

          (v) During 1998 and 1996, the Company issued 147,000 and 73,000 shares of common stock to satisfy a portion of the final settlement of a class action lawsuit (note 9).

          (vi) In connection with the Company's March 1996 amendment to its credit facility, the Company granted its senior lender warrants to purchase 200,000 shares of common stock (note 5). The value of the warrants was recorded as deferred financing expense and additional paid in capital.

          (vii) In connection with the November 1997 extension of the Company's credit facility with its senior lender, the Company amended the terms of previously issued warrants to purchase common stock. The value of the amendment, approximately $45,000 was recorded as deferred financing and additional paid in capital.

          (viii) In connection with advisory services provided in 1997 by an investment banking firm, the Company issued 120,000 shares of common stock in 1998 and warrants to purchase 400,000 shares of common stock were issued in 1997 (notes 6 and 9).

          (ix) In 1998, in connection with the 12% subordinated notes, the Company issued Series B and Series C Warrants, which were valued at $630,000 and were recorded as part of additional paid in capital and original issue discount (note 7).

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(22)  Segment and Geographic Data

     The Company has three reportable  segments:  Line Connection and Protection
         Equipment ("Line") whose products interconnect copper telephone lines to switching equipment and provides fuse elements that protect telephone equipment and personnel from electrical surges; Operating Support Systems ("OSS") whose products automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment; and Signal Processing ("Signal") whose products are used in data communication devices that employ high frequency transformer technology.

      The factors used to determine the above segments focused primarily on the types of products and services provided, and the type of customer served. Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

                                              1998          1997         1996
                                              ----          ----         ----
Revenue:
      Line                                $24,291,000    23,753,000   23,249,000
      OSS                                  27,318,000    29,561,000   26,804,000
      Signal                                7,539,000     8,280,000    7,597,000
                                          -----------    ----------   ----------
                                          $59,148,000    61,594,000   57,650,000
                                          ===========    ==========   ==========

Segment profit:
      Line                                $ 6,580,000     7,091,000    6,329,000
      OSS                                    (365,000)      634,000    1,078,000
      Signal                                1,953,000     2,325,000    2,222,000
                                          -----------    ----------   ----------
                                          $ 8,168,000    10,050,000    9,629,000
                                          ===========    ==========   ==========

Depreciation and amortization:
      Line                                $   722,000       831,000      906,000
      OSS                                   1,170,000     1,850,000    2,526,000
      Signal                                  200,000       215,000      359,000
                                          -----------    ----------   ----------
                                          $ 2,092,000     2,896,000    3,791,000
                                          ===========    ==========   ==========

Total identifiable assets:
      Line                                $10,330,000     9,329,000    9,182,000
      OSS                                  28,283,000    25,018,000   28,197,000
      Signal                                8,176,000     8,273,000    7,330,000
                                          -----------    ----------   ----------
                                          $46,789,000    42,620,000   44,709,000
                                          ===========    ==========   ==========

Capital expenditures:
      Line                                $   280,000       277,000       33,000
      OSS                                     283,000        97,000       45,000
      Signal                                   93,000        12,000       40,000
                                          -----------    ----------   ----------
                                          $   656,000       386,000      118,000
                                          ===========    ==========   ==========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table reconciles segment totals to consolidated totals:

                                          1998           1997          1996
                                          ----           ----          ----
Revenue:
      Total revenue for reportable
         segments                      $59,148,000    61,594,000    57,650,000
      Other revenue                        195,000       636,000       337,000
                                       -----------    ----------    ----------
   Consolidated total revenue          $59,343,000    62,230,000    57,987,000
                                       ===========    ==========    ==========

Operating income:
      Total segment profit for
         reportable segments           $ 8,168,000    10,050,000     9,629,000
      Corporate and unallocated         (3,602,000)   (3,949,000)   (5,647,000)
                                       -----------    ----------    ----------
   Consolidated total operating
      income                           $ 4,566,000     6,101,000     3,982,000
                                       ===========    ==========    ==========

Depreciation and amortization:
      Total for reportable segments    $ 2,092,000     2,896,000     3,791,000
      Corporate and unallocated            103,000       144,000       150,000
                                       -----------    ----------    ----------
   Consolidated total deprecation
      and amortization                 $ 2,195,000     3,040,000     3,941,000
                                       ===========    ==========    ==========

Total assets:
      Total for reportable segments    $46,789,000    42,620,000    44,709,000
      Corporate and unallocated          5,347,000     8,380,000     5,949,000
                                       -----------    ----------    ----------
   Consolidated total assets           $52,136,000    51,000,000    50,658,000
                                       ===========    ==========    ==========

Capital expenditures:
      Total for reportable segments    $   656,000       386,000       118,000
      Corporate and unallocated              9,000        23,000         7,000
                                       -----------    ----------    ----------
   Consolidated total capital
      expenditures                     $   665,000       409,000       125,000
                                       ===========    ==========    ==========

      The following table presents information about the Company by geographic area:

                                          1998           1997          1996
                                          ----           ----          ----
Revenue:
      United States                  $18,951,000      17,980,000      17,644,000
      Other North America              1,879,000       1,289,000               0
      United Kingdom                  20,441,000      18,640,000      16,000,000
      Asia/Pacific                     7,181,000      10,278,000      15,812,000
      Latin America                    7,463,000       2,429,000       1,738,000
      Other Europe                     3,377,000      10,587,000       5,416,000
      Other                               51,000       1,027,000       1,377,000
                                     -----------     -----------     -----------

Consolidated total revenue           $59,343,000      62,230,000      57,987,000
                                     ===========     ===========     ===========

Consolidated long-lived assets:
      United States                  $12,317,000      13,044,000      13,943,000
      Other North America                663,000         650,000         504,000
      United Kingdom                   2,520,000       2,776,000       2,706,000
      Asia/Pacific                       273,000         245,000         590,000
      Latin America                       26,000               0               0
      Other                               11,000          11,000           4,000
                                     -----------     -----------     -----------
                                      15,810,000      16,726,000      17,747,000
   Current and other assets           36,326,000      34,274,000      32,911,000
                                     -----------     -----------     -----------
Consolidated total assets            $52,136,000      51,000,000      50,658,000
                                     ===========     ===========     ===========