Form 10-Q
period 1999-03-31
PORTA SYSTEMS CORP
filed 1999-05-14
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

       Common stock (par value $0.01) 9,485,761 shares as of May 3, 1999


Page 1 of 12 pages

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                             (Dollars in thousands)

                                                        March 31,  December 31,
                                                           1999       1998
                                                           ----       ----
                                                       (Unaudited)

                                     Assets
Current assets:
     Cash and cash equivalents                           $  2,181    $  3,044
     Accounts receivable - trade, less allowance
       for doubtful accounts                               14,248      19,802
     Inventories                                            9,449       8,944
     Prepaid expenses and other current assets              2,370       1,716
                                                         --------    --------
                Total current assets                       28,248      33,506
                                                         --------    --------
     Property, plant and equipment, net                     3,841       4,213
     Deferred computer software, net                           62          82
     Goodwill, net                                         11,481      11,597
     Other assets                                           2,609       2,738
                                                         --------    --------
                Total assets                             $ 46,241    $ 52,136
                                                         ========    ========

                      Liabilities and Stockholders' Equity
Current liabilities:
      Current portion of senior debt                     $  2,000    $  2,000
      12% subordinated debentures                           5,764        --
      Accounts payable                                      4,304       6,893
      Accrued expenses                                      6,035       6,266
      Accrued interest payable                                367         545
      Accrued commissions                                   2,066       2,438
      Accrued deferred compensation                           196         196
      Income taxes payable                                    732         762
      Short-term loans                                        113         144
                                                         --------    --------
                Total current liabilities                  21,577      19,244
                                                         --------    --------
Senior debt net of current maturities                      10,568      11,188
12% subordinated debentures                                  --         5,685
6% convertible subordinated debentures                        366         365
Deferred compensation                                         897       1,021
Income taxes payable                                          484         719
Other long-term liabilities                                   973         776
Minority interest                                           1,088       1,154
                                                         --------    --------
                Total long-term liabilities                14,376      20,908
                                                         --------    --------
Stockholders' equity:
      Preferred stock, no par value; authorized
         1,000,000 shares, none issued                       --          --
      Common stock, par value $.01; authorized
         20,000,000 shares, issued 9,484,742
         shares at March 31, 1999 and
         December 31, 1998                                     95          95
       Additional paid-in capital                          75,135      75,135
       Accumulated deficit                                (59,017)    (57,273)
       Accumulated other comprehensive loss:
               Foreign currency translation
                 adjustment                                (3,795)     (3,754)
                                                         --------    --------
                                                           12,418      14,203
        Treasury stock, at cost                            (1,938)     (1,938)
        Receivable for employee stock purchases              (192)       (281)
                                                         --------    --------
                Total stockholders' equity                 10,288      11,984
                                                         --------    --------
                Total liabilities and stockholders'
                  equity                                 $ 46,241    $ 52,136
                                                         ========    ========


          See accompanying notes to consolidated financial statements.
                               Page 2 of 12 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                            Three Months Ended
                                                           March 31,   March 31,
                                                             1999        1998
                                                             ----        ----
Sales                                                      $  9,526    $ 16,292
Cost of sales                                                 6,715       9,605
                                                           --------    --------
     Gross profit                                             2,811       6,687

Selling, general and administrative expenses                  2,754       3,467
Research and development expenses                             1,270       1,330
                                                           --------    --------
        Total expenses                                        4,024       4,797
                                                           --------    --------
        Operating income (loss)                              (1,213)      1,890

Interest expense                                               (793)       (857)
Interest income                                                  68          78
Other income (expense), net                                     136         509
Debt conversion expense                                          --        (945)
                                                           --------    --------
       Income (loss) before income taxes, minority
         interest and extraordinary gain                     (1,802)        675
Income tax expense                                               (8)        (16)
Minority interest                                                66          45
                                                           --------    --------
       Income (loss) before extraordinary gain               (1,744)        704

Extraordinary gain on early extinguishment of debt               --          76
                                                           --------    --------
Net income (loss)                                          $ (1,744)   $    780
                                                           ========    ========
Per share data:
Basic per share amounts:
        Income (loss) before extraordinary gain            $  (0.18)   $   0.08
        Extraordinary gain                                       --        0.01
        Net income (loss) per share of common stock        $  (0.18)   $   0.09
                                                           ========    ========
         Weighted average shares outstanding                  9,485       9.141
                                                           ========    ========
Diluted per share amounts:
        Income (loss) before extraordinary gain            $  (0.18)   $   0.07
        Extraordinary gain                                       --        0.01
                                                           --------    --------
        Net income (loss) per share of common stock        $  (0.18)   $   0.08
                                                           ========    ========
         Weighted average shares outstanding                  9,485       9.774
                                                           ========    ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 3 of 12 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
        Unaudited Consolidated Statements of Comprehensive Income (Loss)


                                                           Three Months Ended
                                                          March 31,   March 31,
                                                            1999        1998
                                                            ----        ----
Net income (loss)                                         $(1,744)     $   780
Other comprehensive income (loss), net of tax:
        Foreign currency translation adjustments              (41)         142
                                                          -------      -------
Comprehensive income (loss)                               $(1,785)     $   922
                                                          =======      =======

     See accompanying notes to unaudited consolidated financial statements.


                               Page 4 of 12 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          Three Months Ended
                                                                          March 31  March 31,
                                                                            1999      1998
                                                                            ----      ----
Cash flows from operating activities:
     Net income (loss)                                                    $(1,744)   $   780
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
        Extraordinary gain                                                     --        (76)
        Non-cash debt conversion expense                                       --        945
        Non-cash financing expenses                                             7        144
        Depreciation and amortization                                         386        538
        Amortization of discount on convertible subordinated debentures        80          2
        Minority interest                                                     (66)        45
      Changes in operating assets and liabilities:
        Accounts receivable                                                 5,554     (2,177)
        Inventories                                                          (505)       229
        Prepaid expenses                                                     (654)      (511)
        Other assets                                                          103        559
        Accounts payable, accrued expenses and other liabilities           (3,562)    (1,385)
                                                                          -------    -------
             Net cash used in operating activities                           (401)      (907)
                                                                          -------    -------
     Cash flows from investing activities:
        Proceeds from disposal of assets                                      243       --
        Capital expenditures, net                                             (96)      (112)
        Repayment of employee loans                                            89       --
                                                                          -------    -------
             Net cash provided by (used in) investing activities              236       (112)
                                                                          -------    -------
     Cash flows from financing activities:
        Proceeds from senior debt                                            --            6
        Repayments of senior debt                                            (620)    (2,950)
        Proceeds from 12% subordinated debentures                            --        6,000
        Repayment of Zero coupon senior subordinated convertible notes       --       (2,796)
        Proceeds from (repayments of) short term loans                        (31)       (29)
                                                                          -------    -------
             Net cash provided by (used in) financing activities             (651)       231
                                                                          -------    -------
     Effect of exchange rate changes on cash                                  (47)       509
                                                                          -------    -------
     Decrease in cash and cash equivalents                                   (863)      (279)
     Cash and equivalents - beginning of the year                           3,044      5,091
                                                                          -------    -------
     Cash and equivalents - end of the period                             $ 2,181    $ 4,812
                                                                          =======    =======
     Supplemental cash flow disclosure:
        Cash paid for interest expense                                    $   525    $   630
                                                                          =======    =======
        Cash paid for income taxes                                        $    60    $    44
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


                               Page 5 of 12 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 1998. Results for the interim period are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are valued at the lower of cost or market. Inventory costs at March 31, 1999 and December 31, 1998 have been computed using a standard cost system. The composition of inventories at the end of the respective periods is as follows:

                                             March 31, 1999  December 31,1998
                                             --------------  ----------------
                                                       (in thousands)
      Parts and components                       $4,502            $4,959
      Work-in-process                               995               743
      Finished goods                              3,952             3,242
                                                 ------            ------
                                                 $9,449            $8,944
                                                 ======            ======

Note 3: Senior Debt

      On March 31, 1999, the Company's debt to its senior lender was $12,568,000. During the three months then ended, the Company repaid principal of $620,000. Based on required principal payments, $2,000,000 has been classified as a current liability at March 31, 1999.

      Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of March 31, 1999, the Company was not in compliance with the interest coverage covenant and obtained a waiver from its senior lender.

Note 4: 12% Subordinated Notes

      As of March 31, 1999, the Company has outstanding $6,000,000 of 12 % Subordinated Notes due January 3, 2000 ("12% Notes") which have been classified as a current liability. The carrying value of such 12% Notes as of March 31, 1999 is $5,764,000 which is net of a related issuance discount. During the quarter ended March 31, 1999, pursuant to the terms of the 12% Notes, the Company issued to the holders of the 12% Notes Series C Warrants to purchase 150,000 shares of common stock at an average price of $1.94 per share to the holders of the 12% Notes. The Series C Warrants, together with the Series B Warrants issued in 1998, were valued at $630,000 and recorded as part of additional paid in capital in 1998.


                               Page 6 of 12 pages

Note 5: Segments Data

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

      Total assets for the Company declined from December 31, 1998 to March 31, 1999 due to decreased accounts receivable primarily from the OSS segment. There has been no significant change from December 31, 1998 in the basis of measurement of segment revenues and profit or loss.

                                                  Three Months Ended
                                        March 31, 1999         March 31, 1998
                                        --------------         --------------
    Revenue:
           Line                          $ 4,628,000             4,769,000
           OSS                             3,202,000             9,173,000
           Signal                          1,623,000             2,325,000
                                         -----------            ----------
                                         $ 9,453,000            16,267,000
                                         ===========            ==========
    Segment profit:
           Line                          $ 1,368,000               881,000
           OSS                            (1,901,000)            1,541,000
           Signal                            461,000               747,000
                                         -----------            ----------
                                         $   (72,000)            3,169,000
                                         ===========            ==========


                               Page 7 of 12 pages

      The following table reconciles segment totals to consolidated totals:

                                                        Three Months Ended
                                                 March 31, 1999   March 31, 1998
                                                 --------------   --------------
    Revenue:
        Total revenue for reportable segments      $ 9,453,000      16,267,000
        Other revenue                                   73,000          25,000
                                                   -----------      ----------
        Consolidated total revenue                 $ 9,526,000      16,292,000
                                                   ===========      ==========
    Operating income:
        Total segment profit for reportable
          segments                                 $   (72,000)      3,169,000
        Corporate and unallocated                   (1,141,000)     (1,279,000)
                                                   -----------      ----------
        Consolidated total operating income        $(1,213,000)      1,890,000
                                                   ===========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                              Three Months Ended
                                                                  March 31,
                                                               1999        1998
                                                               ----        ----
Sales                                                          100%        100%
Cost of Sales                                                   70%         59%
Gross Profit                                                    30%         41%
Selling, general and administrative expenses                    29%         21%
Research and development expenses                               13%          8%
     Operating income (loss)                                   (13%)        12%
Interest expense - net                                          (7%)        (5%)
Other                                                            1%          3%
Debt conversion expense                                          0%         (5%)
Minority interest                                                1%          0%
Extraordinary item                                               0%          0%
Net income (loss)                                              (18%)         5%

      The Company's sales by product line for the periods ended March 31, 1999 and 1998 are as follows:

                                                 Three Months Ended March 31,
                                                            $(000)
                                                  1999                  1998
                                                  ----                  ----
Line connection/protection equipment         $ 4,628   48%         $ 4,769   29%
OSS equipment                                  3,202   34%           9,173   57%
Signal Processing                              1,623   17%           2,325   14%
Other                                             73    1%              25    0%
                                             -------------         -------------
                                             $ 9,526  100%         $16,292  100%
                                             =============         =============


                               Page 8 of 12 pages

Results of Operations

      The Company's sales for the quarter ended March 31, 1999 were $9,526,000 which decreased by $6,766,000 (42%) compared to the quarter ended March 31, 1998 of $16,292,000. The overall decrease in sales primarily reflects decreased sales of OSS and Signal. Sales of Line equipment decreased by $141,000 (3%) from $4,769,000 to $4,628,000 for the 1998 and 1999 quarters, respectively.

      OSS sales decreased by $5,971,000 (65%) from $9,173,000 for the quarter ended March 31,1998 to $3,202,000 for the quarter ended March 31,1999. The decreased sales during the 1999-quarter resulted from delays in the installation of certain contracts and delays in obtaining certain anticipated large new orders which are now anticipated to be secured in the latter part of the second quarter or in the third quarter of 1999.

      Signal sales decreased for the quarter ended March 31, 1999 by $702,000 (30%) from $2,325,000 in the 1998 quarter compared to $1,623,000 in the 1999 quarter. This decline was due to the completion of a one time large order during the first quarter of 1998 that did not replicate itself in the first quarter of 1999.

      Cost of sales for the quarter ended March 31, 1999, as a percentage of sales, was 70% compared with the quarter ended March 31, 1998 of 59%. This decline in gross margin is attributable to the inability of the reduced revenue base to absorb certain fixed expenses associated with the OSS contracts.

      Selling, general and administrative expenses decreased by $713,000 (21%) from $3,467,000 in March 1998 to $2,754,000 in March 1999. This decrease reflects the Company's continuing cost containment measures and lower sales commissions based upon the decreased revenues.

      Research and development expenses decreased by $60,000 (5%) from $1,330,000 in March 1998 to $1,270,000 in March 1999.

      As a result of the foregoing, the Company had an operating loss of $1,213,000 for the quarter ended March 31, 1999, as compared to operating income of $1,890,000 for the quarter ended March 31, 1998.

      Interest expense decreased by $64,000 from $857,000 in 1998 to $793,000 in 1999. This change is attributable primarily to reduced levels of borrowing from the senior lender, which were offset partially by interest on the 12% Subordinated Notes.

      Other income for the quarter ended March 31, 1998 included $400,000 from the settlement of litigation.

      During the quarter ended March 31, 1998, the Company recorded debt conversion expense of $945,000 as a result of the conversion of Zero Coupon Notes and 6% Convertible Subordinated Debentures to common stock.


                               Page 9 of 12 pages

      In the first quarter ended March 31, 1998, the Company recorded a $76,000 gain from the early extingushment of its 6% Convertible Subordinated Debt as a result of the exchange of the 6% Debt for Zero Coupon Notes and common stock.

      As the result of the foregoing, the Company generated a net loss of $1,744,000, $0.18 per share (basic and diluted), for the quarter ended March 31, 1999 versus net income of $780,000, $0.09 per share (basic) and $0.08 per share (diluted), for the quarter ended March 31, 1998.

Liquidity and Capital Resources

      At March 31, 1999 the Company had cash and cash equivalents of $2,181,000 compared with $3,044,000 at December 31, 1998. The Company's working capital at March 31, 1999 was $6,671,000, compared to working capital of $14,262,000 at December 31, 1998. The decline in working capital reflects (i) decreased accounts receivable and (ii) the shift of the 12% subordinated notes from long-term to current liabilities.

      As of March 31, 1999, the Company's loan and security agreement with its senior secured lender, which expires January 2, 2001, provides the Company, under its revolving line of credit and its letter of credit facility, with combined availability totaling $9,000,000. In addition, the Company has $12,568,000 outstanding as of March 31, 1999 of which $1,892,000 was a non-interest bearing note and $10,676,000 was a term loan agreement. As discussed in Note 3, the Company was not in compliance with the interest coverage covenant and obtained a waiver from its senior lender for the period ended March 31, 1999.

      As of March 31, 1999, the Company's current liabilities includes $6,000,000 12% Subordinated Notes, all of which are due and payable on January 3, 2000. At March 31, 1999 the Company does not have sufficient resources to pay the Notes when they mature and it is likely that it cannot generate such cash from its operations. Although the Company is seeking to refinance or restructure the Notes and believes it will be able to prior to the maturity date, no assurance can be given that it will be successful in these efforts. If the Company is unable to refinance or restructure the Notes, the Company's business may be materially and adversely affected.


                              Page 10 of 12 pages

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

Forward Looking Statements

      Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-Q, the Company's Annual Report on From 10-K for the year ended December 31, 1998 and in other documents filed by the Company with the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

        (a)   Exhibits
              None
        (b)   Reports on Form 8-K
              None


                              Page 11 of 12 pages

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PORTA SYSTEMS CORP.

        Dated May 14, 1999                      By /s/William V. Carney
                                                  ------------------------------
                                                  William V. Carney
                                                  Chairman of the Board
                                                  and Chief Executive Officer

        Dated May 14, 1999                      By /s/Edward B. Kornfeld
                                                  ------------------------------
                                                  Edward B. Kornfeld
                                                  Senior Vice President
                                                  and Chief Financial Officer


                              Page 12 of 12 pages
                                    PAGE 12