Form 10-Q
period 1999-06-30
PORTA SYSTEMS CORP
filed 1999-08-13
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the transition period from___to___
                          Commission file number 1-8191


                               PORTA SYSTEMS CORP.
                               -------------------
             (Exact name of registrant as specified in its charter)

    Delaware                                      11-2203988
    --------                                      ----------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                Identification No.)


                   575 Underhill Boulevard, Syosset, New York
                   ------------------------------------------
                    (Address of principal executive offices)

                                      11791
                                      -----
                                   (Zip Code)

                                  516-364-9300
                                  ------------
                (Company's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes X      No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

      Common Stock (par value $0.01) 9,488,661 shares as of August 6, 1999


                               Page 1 of 14 pages

PART I.- FINANCIAL INFORMATION

Item 1- Financial Statements

                                   PORTA SYSTEMS CORP. AND SUBSIDIARIES
                                        Consolidated Balance Sheets
                                           (Dollars in thousands)
                                                                                       June 30,         December 31,
                                                                                         1999               1998
                                                                                      ---------         ------------
                                                  Assets                             (Unaudited)
                                                  ------
Current assets:
     Cash and cash equivalents                                                          $ 3,399            $ 3,044
     Accounts receivable, net                                                            11,784             19,802
     Inventories                                                                          8,524              8,944
     Prepaid expenses                                                                     1,932              1,716
                                                                                        -------            -------
                  Total current assets                                                   25,639             33,506
                                                                                        -------            -------
      Property, plant and equipment, net                                                  3,774              4,213
      Deferred computer software, net                                                        42                 82
      Goodwill, net                                                                      11,366             11,597
      Other assets                                                                        2,615              2,738
                                                                                        -------            -------
                  Total assets                                                          $43,436            $52,136
                                                                                        =======            =======
                                                  Liabilities and Stockholders' Equity
                                                  ------------------------------------
Current liabilities:
      Current portion of senior debt                                                    $ 2,000              2,000
      12% subordination debentures                                                        5,843                 --
      Accounts payable                                                                    3,349              6,893
      Accrued expenses                                                                    5,688              6,266
      Accrued interest payable                                                              615                545
      Accrued commissions                                                                 1,966              2,438
      Income taxes payable                                                                  498                762
      Accrued deferred compensation                                                         196                196
      Short-term loans                                                                       82                144
                                                                                        -------            -------
                  Total current liabilities                                              20,237             19,244
                                                                                        -------            -------

Senior debt net of current maturities                                                    11,968             11,188
12% subordinated debentures                                                                  --              5,685
6% convertible subordinated debentures                                                      368                365
Deferred Compensation                                                                       942              1,021
Income taxes payable                                                                        445                719
Other long-term liabilities                                                               1,017                776
Minority interest                                                                         1,044              1,154
                                                                                        -------            -------
                  Total long-term liabilities                                            15,784             20,908
                                                                                        =======            =======


Stockholders' equity:
      Preferred stock, no par value; authorized 1,000,000 shares, none issued                --                 --
      Common stock, par value $.01; authorized 20,000,000 shares, issued
       9,484,742 shares at June 30, 1999
          and December 31, 1998                                                              95                 95
       Additional paid-in capital                                                        75,135             75,135
       Accumulated other comprehensive loss:
              Foreign currency translation adjustment                                    (3,822)            (3,754)
       Accumulated deficit                                                              (61,956)           (57,273)
                                                                                        -------            -------
                                                                                          9,452             14,203
        Treasury stock, at cost                                                          (1,938)            (1,938)
        Receivable for employee stock purchases                                             (99)              (281)
                                                                                        -------            -------
                  Total stockholders' equity                                              7,415             11,984
                                                                                        -------            -------
                  Total liabilities and stockholders' equity                            $43,436            $52,136
                                                                                        =======            =======

          See accompanying notes to consolidated financial statements.

                               Page 2 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                             Six Months Ended
                                                           June 30,    June 30,
                                                            1999        1998
                                                         ----------   ---------

Sales                                                     $ 18,635    $ 30,943
Cost of sales                                               13,185      17,622
                                                          --------    --------
     Gross profit                                            5,450      13,321

Selling, general and administrative expenses                 6,023       6,967
Research and development expenses                            2,747       3,013
                                                          --------    --------
         Total expenses                                      8,770       9,980
                                                          --------    --------

         Operating income (loss)                            (3,320)      3,341

Interest expense                                            (1,720)     (1,782)
Interest income                                                104         157
Other income                                                   158         712
Debt conversion expense                                         --        (945)
                                                          --------    --------

       Income (loss) before income taxes, minority
       interest and extraordinary item                      (4,778)      1,483

Income tax expense                                             (15)       (200)
Minority interest                                              110         (76)
                                                          --------    --------

       Income (loss) before extraordinary item              (4,683)      1,207


Extraordinary item                                              --          76
                                                          --------    --------

Net income (loss)                                         $ (4,683)   $  1,283
                                                          ========    ========

Per share data:

Basic per share amounts:

        Income (loss) before extraordinary item           $  (0.49)   $   0.13
        Extraordinary item                                      --        0.01
                                                          --------    --------
          Net income (loss) per share of common stock     $  (0.49)   $   0.14
                                                          ========    ========

        Weighted average shares outstanding                  9,485       9,220
                                                          ========    ========

Diluted per share amounts:

        Income (loss) before extraordinary item           $  (0.49)   $   0.12
        Extraordinary item                                      --        0.01
                                                          --------    --------
          Net income (loss) per share of common stock     $  (0.49)   $   0.13
                                                          ========    ========

        Weighted average shares outstanding                  9,485      10,075
                                                          ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                               Page 3 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                            Three Months Ended
                                                           June 30,     June 30,
                                                             1999        1998
                                                           --------    ---------


Sales                                                      $  9,109    $ 14,651
Cost of sales                                                 6,470       8,017
                                                           --------    --------
     Gross profit                                             2,639       6,634

Selling, general and administrative expenses                  3,269       3,500
Research and development expenses                             1,477       1,683
                                                           --------    --------
         Total expenses                                       4,746       5,183
                                                           --------    --------

         Operating income (loss)                             (2,107)      1,451

Interest expense                                               (927)       (925)
Interest income                                                  36          79
Other income                                                     21         203
                                                           --------    --------

       Income (loss) before income taxes, minority
       interest and extraordinary item                       (2,977)        808

Income tax expense                                               (7)       (184)
Minority interest                                                44        (121)
                                                           --------    --------

Net income (loss)                                          $ (2,940)   $    503
                                                           ========    ========


Per share data:

Basic per share amounts:
         Net income per share of common stock              $  (0.31)   $   0.05
                                                           ========    ========

         Weighted average shares outstanding                  9,485       9,299
                                                           ========    ========

Diluted per share amounts:
         Net income per share of common stock              $  (0.31)   $   0.05
                                                           ========    ========

         Weighted average shares outstanding                  9,485      10,345
                                                           ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                               Page 4 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
        Unaudited Consolidated Statements of Comprehensive Income (Loss)


                                                      Six Months Ended
                                                    June 30,   June 30,
                                                      1999       1998
                                                    --------   --------

Net income (loss)                                   $(4,683)   $ 1,283

Other comprehensive income (loss), net of tax:

         Foreign currency translation adjustments       (68)       127
                                                    -------    -------


Comprehensive income (loss)                         $(4,751)   $ 1,410
                                                    =======    =======


                                                      Three Months Ended
                                                     June 30,   June 30,
                                                       1999       1998
                                                     --------   --------

Net income (loss)                                   $(2,940)   $   503

Other comprehensive income (loss), net of tax:

         Foreign currency translation adjustments       (27)       (15)
                                                    -------    -------


Comprehensive income (loss)                         $(2,967)   $   488
                                                    =======    =======

     See accompanying notes to unaudited consolidated financial statements.

                               Page 5 of 14 pages

                                   PORTA SYSTEMS CORP. AND SUBSIDIARIES
                              Unaudited Consolidated Statements of Cash Flows
                                             (In thousands)

                                                                                          Six  Months Ended
                                                                                     June 30,           June 30,
                                                                                       1999               1998
                                                                                    --------            --------
Cash flows from operating activities:
     Net income (loss)                                                               $(4,683)           $ 1,283
     Adjustments to reconcile net income to net cash provided by operating activities:
         Extraordinary gain                                                               --                (76)
         Non-cash debt conversion expense                                                 --                945
         Non-cash financing expenses                                                      14                228
         Write off of interest expense                                                    --                304
         Depreciation and amortization                                                   723              1,080
         Amortization of discount on convertible subordinated debentures                 161                108
         Minority interest                                                              (110)                76
Changes in assets and liabilities:
         Accounts receivable                                                           8,018               (940)
         Inventories                                                                     420                 56
         Prepaid expenses                                                               (216)              (437)
         Other assets                                                                     71                (68)
         Accounts payable, accrued expenses and other liabilities                     (4,900)            (1,873)
                                                                                     -------            -------
              Net cash provided by (used in ) operating activities                      (502)               686
                                                                                     -------            -------

     Cash flows from investing activities:
         Proceeds from disposal of assets                                                243                 --
         Capital expenditures                                                           (226)              (297)
         Repayment of employee loans                                                     182                 --
                                                                                     -------            -------
              Net cash provided by (used in) investing activities                        199               (297)
                                                                                     -------            -------


     Cash flows from financing activities:
         Proceeds from senior debt                                                     1,800                  6
         Repayments of senior debt                                                    (1,020)            (3,883)
         Proceeds from 12% subordinated debentures and warrants                           --              6,000
         Repayment of Zero coupon senior subordinated convertible notes                   --             (2,796)
         (Repayments of) proceeds from short term loans                                  (62)               (57)
                                                                                     -------            -------
              Net cash provided by (used in) financing activities                        718               (730)
                                                                                     -------            -------

     Effect of exchange rate changes on cash                                             (60)               127
                                                                                     -------            -------


     Increase (decrease) in cash and cash equivalents                                    355               (214)

     Cash and equivalents - beginning of the year                                      3,044              5,091
                                                                                     -------            -------

     Cash and equivalents - end of the period                                        $ 3,399           $  4,877
                                                                                     =======           ========



     Supplemental cash flow disclosures:
         Cash paid for interest expense                                              $ 1,381            $ 1,219
                                                                                     =======            =======

         Cash paid for income taxes                                                  $   306            $    82
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

                               Page 6 of 14 pages

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 1999. Results for the first six months of 1999 are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are valued at lower of cost or market. Inventory costs at June 30, 1999 and December 31,1998 have been computed using a standard cost system. The composition of inventories at the end of the respective periods is as follows:

                                        June 30, 1999     December 31,1998
                                        -------------     ----------------
                                                 (in thousands)

Parts and components                         $4,291            $4,959
Work-in-process                                 944               743
Finished goods                                3,289             3,242
                                             ------            ------
                                             $8,524            $8,944
                                             ======            ======

Note 3: Senior Debt

      On June 30, 1999, the Company's debt to its senior lender was $13,968,000. During the six and three months ended June 30, 1998, the Company repaid principal of $1,020,000 and $400,000, respectively. The Company borrowed $1,800,000 during the six and three-month periods ended June 30, 1999. Based on anticipated principal payments, $2,000,000 has been classified as a current liability at June 30, 1999.

      Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of June 30, 1999, the Company was not in compliance with the interest coverage covenant and obtained a waiver from its senior lender.

Note 4: 12% Subordinated Notes

      As of June 30, 1999, the Company has outstanding $6,000,000 of 12 % Subordinated Notes due January 3, 2000 ("12% Notes") which are classified as a current liability. The carrying value of such 12% Notes as of June 30, 1999 is $5,843,000 which is net of a related issuance discount. During the quarter ended March 31, 1999, pursuant to the terms of the 12% Notes, the Company issued to the holders of the 12% Notes Series C Warrants to purchase 150,000 shares of common stock at an average price of $1.94 per share to the holders of the 12% Notes. The Series C Warrants, together with the Series B Warrants issued in 1998, were valued at $630,000 and recorded as part of additional paid in capital in 1998.

                               Page 7 of 14 pages

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

      Total assets for the Company declined from December 31, 1998 to June 30, 1999 due to decreased accounts receivable primarily from the Line and OSS segments. There has been no significant change from December 31, 1998 in the basis of measurement of segment revenues and profit or loss.

                                     Six Months Ended             Three Months Ended
                             June 30, 1999    June 30, 1998  June 30, 1999   June 30, 1998
                             -------------    -------------  -------------   -------------
Revenue:
    Line                      $  9,161,000    $ 10,600,000   $  4,533,000    $  5,831,000
    OSS                          6,268,000      15,743,000      3,065,000       6,569,000
    Signal                       3,109,000       4,520,000      1,486,000       2,195,000
                              ------------    ------------   ------------    ------------
                              $ 18,538,000    $ 30,863,000   $  9,084,000    $ 14,595,000
                              ============    ============   ============    ============

Segment profit:
    Line                      $  2,207,000    $  2,564,000   $    839,000    $  1,684,000
    OSS                         (3,990,000)      2,083,000     (2,090,000)        544,000
    Signal                         809,000       1,296,000        349,000         549,000
                              ------------    ------------   ------------    ------------
                              $   (974,000)   $  5,943,000   $   (902,000)   $  2,777,000
                              ============    ============   ============    ============


The following table reconciles segment totals to consolidated totals:

                                                     Six Months Ended                    Three Months Ended
                                               June 30, 1999     June 30, 1998    June 30, 1999     June 30, 1998
                                               -------------     -------------    -------------     -------------
Revenue:
    Total revenue for reportable
         segments                               $ 18,538,000      $ 30,863,000      $  9,084,000      $ 14,595,000
    Other revenue                                     97,000            80,000            25,000            56,000
                                                ------------      ------------      ------------      ------------
    Consolidated total revenue                  $ 18,635,000      $ 30,943,000      $  9,109,000      $ 14,651,000
                                                ============      ============      ============      ============

Operating income:
    Total segment Profit
    for reportable segments$                    $   (974,000)     $  5,943,000      $   (902,000)     $  2,777,000
    Corporate and unallocated                     (2,346,000)       (2,602,000)       (1,205,000)       (1,326,000)
                                                ------------      ------------      ------------      ------------
    Consolidated total
    operating income                            $ (3,320,000)     $  3,341,000      $ (2,107,000)     $  1,451,000
                                                ============      ============      ============      ============

                               Page 8 of 14 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:


                                              Six Months Ended  Three Months Ended
                                              ----------------  ------------------
                                                   June 30,          June 30,
                                                   --------          --------
                                                1999     1998     1999     1998
                                                ----     ----     ----     ----
Sales                                           100%     100%     100%     100%
Cost of Sales                                    71%      57%      71%      55%
Gross Profit                                     29%      43%      29%      45%
Selling, general and administrative expenses     32%      22%      36%      24%
Research and development expenses                15%      10%      16%      11%
     Operating income                           (18%)     11%     (23%)     10%
Interest expense - net                           (9%)     (5%)    (10%)     (6%)
Other income                                      1%       2%       0%       1%
Debt conversion expense                           0%      (3%)      0%       0%
Minority interest                                 1%       0%       1%      (1%)
Income taxes                                      0%      (1%)      0%      (1%)
Extraordinary item                                0%       0%       0%       0%
Net income                                      (25%)      4%     (32%)      3%

The Company's sales by product line for the periods ended June 30, 1999 and 1998 are as follows:

                                      Six Months Ended
                                      ----------------
                                         June 30,
                                         --------
                                 1999               1998
                                 ----               ----
                                   (Dollars in thousands)

Line                       $ 9,161     49%       $10,600        34%
OSS                          6,268     33%        15,743        51%
Signal                       3,109     17%         4,520        15%
Other                           97      1%            80         0%
                           --------------        ------------------
                           $18,635    100%       $30,943       100%
                           ==============        ==================

                                      Three Months Ended
                                      ------------------
                                          June 30,
                                          --------
                                 1999                       1998
                                 ----                       ----
                                      (Dollars in thousands)

Line                       $ 4,533       50%       $ 5,830       40%
OSS                          3,065       34%         6,570       45%
Signal                       1,486       16%         2,195       15%
Other                           25        0%            53        0%
                           ----------------       -----------------
                           $ 9,109      100%       $14,651      100%
                           ================       =================

                               Page 9 of 14 pages

Results of Operations

      The Company's sales for the six months ended June 30, 1999 compared to the six months ended June 30, 1998 decreased by $12,308,000 (40%) from $30,943,000 in 1998 to $18,635,000 in 1999. Sales for the quarter ended June 30, 1999 of $9,109,000 decreased by $5,542,000 (38%) compared to $14,651,000 for the quarter ended June 30, 1998. The decrease in sales for the six and three month periods are due primarily to reduced sales from the OSS division for these periods, although sales from Line Connection and Signal also decreased for both the six and three month periods.

      Line sales for the six months ended June 30 decreased from $10,600,000 to $9,161,000, or $1,439,000 (14%) from 1998 to 1999. Sales for the three months ended  June  30  decreased  by  $1,298,000  (22%)  from  $5,831,000  in  1998 to
$4,533,000 in 1999. The decrease for both the six and three months ended June 30, 1999 reflects reduced unit sales primarily to customers in the United States and Mexico.

      OSS sales for the six months ended June 30, 1999 was $6,268,000 compared to the six months ended June 30, 1998 of $15,743,000, a decrease of $9,475,000 (60%). OSS revenue for the three months ended June 30, 1999 was $3,065,000 compared to the three months ended June 30, 1998 of $6,569,000, a decrease of $3,504,000 (53%). The decrease in sales during the six and three months ended June 30, 1999 resulted from delays in the installation of certain contracts and delays in obtaining certain anticipated large new orders which are now anticipated to be secured in the third and fourth quarters of 1999.

      Signal sales for the six months ended June 30, 1999 were $3,109,000 compared to the six months ended June 30, 1998 of $4,520,000, a decrease of $1,411,000 (31%). Sales for the three months ended June 30, 1999 were $1,486,000 compared to the three months ended June 30, 1998 of $2,195,000, a decrease of $709,000 (32%). The decrease in sales for the six and three-month periods primarily reflects customer requested postponements and are anticipated to generate sales beginning in the fourth quarter of 1999. Furthermore, 1998 revenue was positively effected by shipments on multiple year sales orders to certain military customers, which were secured during the latter part of 1997.

      Cost of sales for the six months and the quarter ended June 30, 1999, as a percentage of sales compared to the same periods of 1998, increased from 57% to 71% and from 55% to 71%, respectively. The decline in gross margin is primarily attributed to inefficiency resulting in the inability to absorb certain fixed expenses associated with the OSS contracts over a substantially lower revenue base.

      Selling, general and administration expenses decreased by $944,000 (14%) from $6,967,000 to $6,023,000 for the six months ended June 30, 1999 compared to 1998. For the quarter ended June 30, 1999 selling, general and administration expenses decreased by $231,000 (7%) from 1998. The decrease from 1998 to 1999 for the six and three months primarily reflects lower sales commissions based upon the reduced revenues for the first six months of 1999.

      Research and development expenses decreased by $266,000 (9%) and by $206,000 (12%) for the six and three months ended June 30, 1999 from the comparable periods in 1998, respectively. The decreased expenses resulted from the completion of certain development projects. This decrease was somewhat offset by increased development expenses related to the Company's efforts to develop new products, primarily related to the OSS business.

                               Page 10 of 14 pages

      As a result of the above, for the six months ended June 30, 1999 compared to 1998, the Company had an operating loss of $3,320,000 in 1999 versus operating income $3,341,000 in 1998. The Company had an operating loss of $2,107,000 for the quarter ended June 30, 1999 as compared to operating income of $1,451,000 for the quarter ended June 30, 1998.

      Other income for the six months ended June 30, 1998 included $400,000 from the settlement of litigation and $167,000 of additional funds received from the settlement of the sale of the Company's Israeli business.

      During the six months ended June 30, 1998, the Company recorded debt conversion expense of $945,000 as a result of the conversion of Zero Coupon Notes and 6% Convertible Subordinated Debentures to common stock.

      In the six months ended June 30, 1998, the Company recorded a $76,000 gain from the early extingushment of its 6% Convertible Subordinated Debt as a result of the exchange of the 6% Debt for Zero Coupon Notes and common stock.

      Income tax expense decreased for the six months ended June 30, 1999 compared to 1998 by $185,000 from $200,000 to $15,000, and for the three months ended June 30, 1999 compared to 1998 by $177,000 from $184,000 to $7,000 due to the Company's losses for the respective periods.

      As the result of the foregoing the Company incurred a net loss of $4,683,000, $0.49 per share (basic and diluted) for the six months ended June 30, 1999 compared with net income after extraordinary items of $1,283,000, $0.14 per share (basic) and $0.13 per share (diluted), for the six months ended June 30, 1998. The net loss for the three months ended June 30, 1999 was $2,940,000, $0.31 per share (basic and diluted), compared with net income for the three months ended June 30, 1998 of $503,000, $0.05 per share (basic and diluted).

Liquidity and Capital Resources

      At June 30, 1999 the Company had cash and cash equivalents of $3,399,000 compared with $3,044,000 at December 31, 1998. The Company's working capital at June 30, 1999 was $5,402,000, compared to working capital of $14,262,000 at December 31, 1998. The decline in working capital reflects (i) decreased accounts receivable and (ii) the shift of the 12% Subordinated Notes from long-term to current liabilities.

      As of June 30, 1999, the Company's loan and security agreement with its senior secured lender, which expires January 2, 2001, provides the Company, under its revolving line of credit and its letter of credit facility, with combined availability totaling $9,000,000. The combined availability is subject to the Company's borrowing base and amounts outstanding under the revolver and committed letters of credit. In addition, the Company has $13,968,000 outstanding as of June 30, 1999 of which $1,542,000 was a non-interest bearing note, $1,750,000 was outstanding against the revolving line of credit, and $10,676,000 was a term loan agreement. As discussed in Note 3, the Company was not in compliance with the interest coverage covenant and obtained a waiver from its senior lender for the period ended June 30, 1999.

                               Page 11 of 14 pages

      As of June 30, 1999, the Company's current liabilities include $5,843,000, net of unamortized debt discount of $157,000, of the principal value $6,000,000 12% Subordinated Notes, all of which are due and payable on January 3, 2000. At June 30, 1999, the Company does not have sufficient resources to pay the Notes when they mature and it is likely that it cannot generate such cash from its operations. Although the Company is seeking to refinance or restructure the Notes and believes it will be able to prior to the maturity date, no assurance can be given that it will be successful in these efforts. If the Company is unable to refinance or restructure the Notes, the Company's business may be materially and adversely affected.

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

                               Page 12 of 14 pages

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

PART II-OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company's 1999 Annual Meeting of Stockholders was held on June 23, 1999. At the annual meeting, the stockholders (i) reelected its present board, consisting of Messrs. William V. Carney, Seymour Joffe, Michael A. Tancredi, Warren H. Esanu, Herbert H. Feldman, Stanley Kreitman, Lloyd I. Miller, III and Robert Schreiber (ii) approved the 1999 Incentive and Non-Qualified Stock Option Plan, (iii) approved the 1999 Employee Stock Purchase Plan and (iv) ratified the appointment of BDO Seidman, LLP as independent auditors for the year ended December 31, 1999.

      Each director received at least 8,431,003 votes for his election. Set forth below is the vote on the other matters approved at the meeting.

         Matter                       Votes For     Votes Against  Abstentions
         ------                       ---------     -------------  -----------
1999 Incentive and Non-Qualified
    Stock Option Plan                 4,489,138       503,048        38,389

1999 Employee Stock Purchase
    Plan                              4,511,517       385,372        37,346

Appointment of Auditors               8,421,459        77,022        24,496

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

                                           PORTA SYSTEMS CORP.

         Dated August 11, 1999             By /s/William V. Carney
                                              --------------------
                                              William V. Carney
                                              Chairman of the Board

         Dated August 11, 1999             By /s/Edward B. Kornfeld
                                              ---------------------
                                              Edward B. Kornfeld
                                              Senior Vice President
                                              and Chief Financial Officer

                               Page 14 of 14 pages