Form 10-Q
period 1999-09-30
PORTA SYSTEMS CORP
filed 1999-11-15
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


      For the transition period from.................to...................
                          Commission file number 1-8191


                               PORTA SYSTEMS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                              11-2203988
     -------------------------------               -------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)               Identification No.)


                   575 Underhill Boulevard, Syosset, New York
                   ------------------------------------------
                    (Address of principal executive offices)

                                      11791
                                   ----------
                                   (Zip Code)

                                  516-364-9300
                -------------------------------------------------
                (Company's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X         No
                         -------         ------


      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 9,488,561 shares as of November 1, 1999


                               Page 1 of 14 pages

PART I - FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                       September 30,    December 31,
                                                                                           1999            1998
                                                                                       -------------    ------------
                                        Assets                                         (Unaudited)
                                        ------
Current assets:
     Cash and cash equivalents                                                           $  2,743        $  3,044
     Accounts receivable, net                                                              12,272          19,802
     Inventories                                                                            7,148           8,944
     Prepaid expenses and other current assets                                              1,982           1,716
                                                                                         --------        --------
                     Total current assets                                                  24,145          33,506
                                                                                         --------        --------
      Property, plant and equipment, net                                                    3,876           4,213
      Deferred computer software, net                                                          22              82
      Goodwill, net                                                                        11,250          11,597
      Other assets                                                                          2,564           2,738
                                                                                         --------        --------
                     Total assets                                                        $ 41,857        $ 52,136
                                                                                         ========        ========

                                          Liabilities and Stockholders' Equity
                                          ------------------------------------
Current liabilities:
      Current portion of senior debt                                                     $  2,000        $  2,000
      12% subordinated notes                                                                5,921            --
      Accounts payable                                                                      4,687           6,893
      Accrued expenses                                                                      5,972           6,266
      Accrued interest payable                                                                426             545
      Accrued commissions                                                                   1,887           2,438
      Income taxes payable                                                                    513             762
      Accrued deferred compensation                                                           196             196
      Short-term loans                                                                         45             144
                                                                                         --------        --------
                     Total current liabilities                                             21,647          19,244
                                                                                         --------        --------

Senior debt net of current maturities                                                      13,118          11,188
12% subordinated notes                                                                       --             5,685
6% convertible subordinate debentures                                                         369             365
Deferred compensation                                                                         987           1,021
Income taxes payable                                                                          400             719
Other long-term liabilities                                                                   960             776
Minority interest                                                                             999           1,154
                                                                                         --------        --------
                     Total long-term liabilities                                           16,833          20,908
                                                                                         --------        --------
Stockholders' equity:
      Preferred stock, no par value; authorized 1,000,000 shares, none issued                --              --
      Common stock, par value $.01; authorized 20,000,000 shares, issued 9,488,692 and 9,484,742 shares at September 30, 1999 and December 31,
         1998, respectively                                                                    95              95
      Additional paid-in capital                                                           75,143          75,135
      Accumulated other comprehensive loss:
               Foreign currency translation adjustment                                     (3,932)         (3,754)
      Accumulated deficit                                                                 (65,955)        (57,273)
                                                                                         --------        --------
                                                                                            5,351          14,203
      Treasury stock, at cost                                                              (1,938)         (1,938)
      Receivable for employee stock purchases                                                 (36)           (281)
                                                                                         --------        --------
                     Total stockholders' equity                                             3,377          11,984
                                                                                         --------        --------
                     Total liabilities and stockholders' equity                          $ 41,857        $ 52,136
                                                                                         ========        ========




     See accompanying notes to unaudited consolidated financial statements.
                               Page 2 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                                       Nine Months Ended
                                                                 September 30,    September 30,
                                                                      1999            1998
                                                                 -------------   --------------

Sales                                                              $ 27,032        $ 45,160
Cost of sales                                                        19,704          26,247
                                                                   --------        --------
     Gross profit                                                     7,328          18,913
                                                                   --------        --------

Selling, general and administrative expenses                          9,226          10,089
Research and development expenses                                     4,575           4,807
                                                                   --------        --------
           Total expenses                                            13,801          14,896
                                                                   --------        --------

     Operating income (loss)                                         (6,473)          4,017

Interest expense                                                     (2,608)         (2,663)
Interest income                                                         138             205
Other income                                                            158             981
Debt conversion expense                                                 ---            (945)
                                                                   --------        --------

       Income (loss) before income taxes, minority interest,
       and extraordinary item                                        (8,785)          1,595

Income tax expense                                                      (53)           (209)
Minority interest                                                       155            (133)
                                                                   --------        --------

       Income (loss) before extraordinary item                       (8,683)          1,253

Extraordinary gain                                                      ---              76
                                                                   --------        --------

Net income (loss)                                                  $ (8,683)       $  1,329
                                                                   ========        ========

Per share data:

Basic per share amounts:

        Income (loss) before extraordinary item                    $  (0.92)       $   0.14
        Extraordinary item                                              ---            0.00
                                                                   --------        --------
           Net income (loss) per share of common stock             $  (0.92)       $   0.14
                                                                   ========        ========

         Weighted average shares outstanding                          9,487           9,247
                                                                   ========        ========

Diluted per share amounts:

        Income (loss) before extraordinary item                    $  (0.92)       $   0.13
        Extraordinary item                                              ---            0.00
                                                                   --------        --------
           Net income (loss) per share of common stock             $  (0.92)       $   0.13
                                                                   ========        ========

        Weighted average shares outstanding                           9,487           9,977
                                                                   ========        ========




     See accompanying notes to unaudited consolidated financial statements.
                               Page 3 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
                      (In thousands, except per share data)



                                                                     Three Months Ended
                                                                 September 30,  September 30,
                                                                      1999          1998
                                                                 ------------   -------------

Sales                                                              $  8,397      $ 14,217
Cost of sales                                                         6,519         8,625
                                                                   --------      --------
     Gross profit                                                     1,878         5,592
                                                                   --------      --------

Selling, general and administrative expenses                          3,203         3,122
Research and development expenses                                     1,828         1,794
                                                                   --------      --------
           Total expenses                                             5,031         4,916
                                                                   --------      --------

     Operating income (loss)                                         (3,153)          676

Interest expense                                                       (888)         (881)
Interest income                                                          34            48
Other income                                                              1           269
                                                                   --------      --------

       Income (loss) before income taxes and minority interest       (4,006)          112

Income tax expense                                                      (38)           (9)
Minority interest                                                        45           (57)
                                                                   --------      --------

Net income (loss)                                                  $ (3,999)     $     46
                                                                   ========      ========

Per share data:

Basic per share amounts:

           Net income (loss) per share of common stock             $  (0.42)     $   0.01
                                                                   ========      ========

         Weighted average shares outstanding                          9,489         9,299
                                                                   ========      ========

Diluted per share amounts:

           Net income (loss) per share of common stock             $  (0.42)     $   0.01
                                                                   ========      ========

         Weighted average shares outstanding                          9,489         9,734
                                                                   ========      ========





     See accompanying notes to unaudited consolidated financial statements.
                               Page 4 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
            Unaudited Consolidated Statements of Comprehensive Income



                                                          Nine Months Ended
                                                     September 30, September 30,
                                                          1999         1998
                                                     ------------- -------------

Net income (loss)                                       $(8,683)     $ 1,329

Other comprehensive income (loss), net of tax:

           Foreign currency translation adjustments        (178)         204
                                                        -------      -------


Comprehensive income (loss)                             $(8,861)     $ 1,533
                                                        =======      =======




                                                          Three Months Ended
                                                      September 30, September 30,
                                                          1999         1998
                                                      ------------- -------------

Net income (loss)                                       $(3,999)     $    46

Other comprehensive income (loss), net of tax:

           Foreign currency translation adjustments        (110)          77
                                                        -------      -------


Comprehensive income (loss)                             $(4,109)     $   123
                                                        =======      =======









     See accompanying notes to unaudited consolidated financial statements.
                               Page 5 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                Nine Months Ended
                                                                          September 30,   September 30,
                                                                              1999            1998
                                                                          -------------   -------------
Cash flows from operating activities:
Net income (loss)                                                           $(8,683)        $ 1,329
Adjustments to reconcile net income (loss)
     to net cash used in operating activities:
      Extraordinary gain                                                         --             (76)
      Non-cash debt conversion expense                                           --             945
      Non-cash financing expenses                                                18             311
      Non-cash interest charges                                                  --             304
      Non-cash employee stock bonuses                                             8              --
      Depreciation and amortization                                           1,144           1,631
      Amortization of debt discounts                                            240             189
      Minority interest                                                        (155)            131
     Changes in assets and liabilities:
      Accounts receivable                                                     7,530          (3,732)
      Inventories                                                             1,796               5
      Prepaid expenses                                                         (266)           (622)
      Other assets                                                               99             215
      Accounts payable, accrued expenses and other liabilities               (3,588)         (1,383)
                                                                             ------         -------
           Net cash used in operating activities                             (1,857)           (753)
                                                                             ------         -------

Cash flows from investing activities:
      Proceeds from disposal of assets                                          243              --
      Capital expenditures                                                     (588)           (503)
      Repayments of employee loans                                              245              --
                                                                             ------          ------
           Net cash used in investing activities                               (100)           (503)
                                                                             ------          ------

Cash flows from financing activities:
      Proceeds from senior debt                                               3,350               6
      Repayments of senior debt                                              (1,420)         (4,455)
      Proceeds from 12% subordinated debentures and warrants                     --           6,000
      Repayment of Zero coupon senior subordinated convertible notes             --          (2,796)
      Repayments of short term loans                                            (99)            (93)
                                                                             ------          ------
           Net cash provided by (used in) financing activities                1,831          (1,338)
                                                                             ------          ------

Effect of exchange rates on cash                                               (175)            202
                                                                             ------          ------

Decrease in cash and cash equivalents                                          (301)         (2,392)

Cash and equivalents - beginning of the year                                  3,044           5,091
                                                                             ------          ------

Cash and equivalents - end of the period                                    $ 2,743         $ 2,699
                                                                            =======         =======


Supplemental cash flow disclosures:
      Cash paid for interest expense                                        $ 2,007         $ 1,857
                                                                            =======         =======

      Cash paid for income taxes                                            $   364         $   188
                                                                            =======         =======




     See accompanying notes to unaudited consolidated financial statements.
                               Page 6 of 14 pages

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

           Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 1998. Results for the first nine months of 1999 are not necessarily indicative of results for the year.

Note 2: Inventories

           Inventories are valued at lower of cost or market. Inventory at September 30, 1999 has been computed using a standard cost system. The composition of inventories at the end of the respective periods is as follows:


                      September 30, 1999   December 31,1998
                      ------------------   ----------------
                                  (in thousands)
Parts and components        $3,586              $4,959
Work-in-process              1,240                 743
Finished goods               2,322               3,242
                            ------              ------
                            $7,148              $8,944
                            ======              ======

Note 3: Senior Debt

           On September 30, 1999, the Company's debt to its senior lender was $15,118,000. During the nine and three months ended September 30, 1999, the Company repaid principal of $1,420,000 and $400,000, respectively. The Company borrowed $3,350,000 and $1,550,000 during the nine and three-month periods ended September 30, 1999, respectively. Subsequent to September 30, 1999, the Company borrowed an additional $1,250,000 and repaid $400,000, resulting in a balance owed of approximately $16,000,000. Based on anticipated principal payments, $2,000,000 has been classified as a current liability at September 30, 1999.

           Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of September 30, 1999, the Company was not in compliance with the interest coverage covenant and has obtained a waiver of such non-compliance from its senior lender.

Note 4: 12% Subordinated Notes

           As of September 30, 1999, the Company has outstanding $6,000,000 of 12 % Subordinated Notes due January 3, 2000 ("12% Notes") which are classified as a current liability. The carrying value of such 12% Notes as of September 30, 1999 is $5,921,000 which is net of related issuance discount. During the quarter ended March 31, 1999, pursuant to the terms of the 12% Notes, the Company issued Series C Warrants to purchase 150,000 shares of common stock at an average price of $1.94 per share to the holders of the 12% Notes. The Series C Warrants, together with the Series B Warrants issued in 1998, were valued at $630,000 and recorded as part of additional paid in capital in 1998.

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

           Total assets for the Company declined from December 31, 1998 to September 30, 1999 primarily due to decreased accounts receivable primarily from the Line and OSS segments. There has been no significant change from December 31, 1998 in the basis of measurement of segment revenues and profit or loss.


                              Nine Months Ended                                               Three Months Ended
                September 30, 1999            September 30, 1998             September 30, 1999              September 30, 1998
                ------------------            ------------------             ------------------              ------------------
Revenue:
Line               $14,633,000                    $17,503,000                    $ 5,472,000                    $ 6,906,000
OSS                  7,690,000                     21,263,000                      1,424,000                      5,519,000
Signal               4,544,000                      6,246,000                      1,435,000                      1,726,000
                   -----------                    -----------                    -----------                    -----------
                   $26,867,000                    $45,012,000                    $ 8,331,000                    $14,151,000
                   ===========                    ===========                    ===========                    ===========


Segment profit (loss):
Line               $ 3,218,000                    $ 4,513,000                    $ 1,011,000                    $ 1,950,000
OSS                 (7,176,000)                     1,039,000                     (3,186,000)                    (1,045,000)
Signal               1,071,000                      1,823,000                        262,000                        527,000
                   -----------                    -----------                    -----------                    -----------
                   $(2,887,000)                   $ 7,375,000                    $(1,913,000)                   $ 1.432,000
                   ===========                    ===========                    ===========                    ===========

The following table reconciles segment totals to consolidated totals:


                                Nine Months Ended                                           Three Months Ended
                September 30, 1999            September 30, 1998              September 30, 1999            September 30, 1998
                ------------------            ------------------              ------------------            ------------------
Revenue:
Total revenue
for reportable
segments           $26,867,000                    $45,012,000                    $ 8,331,000                    $14,151,000
Other
Revenue                165,000                        148,000                         66,000                         66,000
                   -----------                    -----------                    -----------                    -----------
Consolidated
total revenue      $27,032,000                    $45,160,000                    $ 8,397,000                    $14,217,000
                   ===========                    ===========                    ===========                    ===========


Operating income (loss):
Total segment
profit (loss) for
reportable
segments           $(2,887,000)                   $ 7,375,000                    $(1,913,000)                   $ 1,432,000
Corporate and
unallocated         (3,586,000)                    (3,358,000)                    (1,240,000)                      (756,000)
                   -----------                    -----------                    -----------                    -----------
Consolidated
total operating
income (loss)      $(6,473,000)                   $ 4,017,000                    $(3,153,000)                   $   676,000
                   ===========                    ===========                    ===========                    ===========

                               Page 8 of 14 pages

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

        The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:


                                                     Nine Months Ended       Three Months Ended
                                                     -----------------       ------------------
                                                       September 30,            September 30,
                                                       -------------            -------------
                                                    1999         1998         1999         1998
                                                    ----         ----         ----         ----
Sales                                               100%         100%         100%         100%
Cost of sales                                        73%          58%          78%          61%
Gross profit                                         27%          42%          22%          39%
Selling, general and administrative expenses         34%          22%          38%          22%
Research and development expenses                    17%          11%          22%          12%
     Operating income (loss)                        (24%)          9%         (38%)          5%
Interest expense - net                               (9%)         (5%)        (10%)         (6%)
Other income                                          1%           2%           0%           1%
Debt conversion expense                               0%          (2%)          0%           0%
Minority interest                                     0%           0%           0%           0%
Income taxes                                          0%          (1%)          0%           0%
Extraordinary item                                    0%           0%           0%           0%
Net income (loss)                                   (32%)          3%         (48%)          0%

           The Company's sales by product line for the periods ended September 30, 1999 and 1998 are as follows:


                                                                     Nine Months Ended
                                                                     -----------------
                                                                       September 30,
                                                                       -------------
                                                                1999                   1998
                                                                ----                   ----
                                                                  (Dollars in thousands)

Line connection/protection
       equipment ("Line")                                 $ 14,633   54%       $  17,503    39%
Operations Support Systems ("OSS")                           7,690   28%          21,263    47%
Signal Processing ("Signal")                                 4,544   17%           6,246    14%
Other                                                          165    1%             148     0%
                                                          --------------       ----------------
                                                          $ 27,032  100%       $  45,160   100%
                                                          ==============       ================


                                                                    Three Months Ended
                                                                    ------------------
                                                                       September 30,
                                                                       -------------
                                                                  1999                1998
                                                                  ----                ----
                                                                 (Dollars in thousands)

Line                                                      $  5,472    65%      $  6,906    49%
OSS                                                          1,424    17%         5,519    39%
Signal                                                       1,435    17%         1,726    12%
Other                                                           66     1%            66     0%
                                                          ---------------      ---------------
                                                          $  8,397   100%      $ 14,217   100%
                                                          ===============      ===============



                               Page 9 of 14 pages

Results of Operations
---------------------

           The Company's sales for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 decreased $18,128,000 (40%) from $45,160,000 in 1998 to $27,032,000 in 1999. Sales for the quarter ended September 30, 1999 of $8,397,000 decreased by $5,820,000 (41%) compared to $14,217,000 for the quarter ended September 30, 1998. The decreased sales for the three and nine months are due primarily to a decline in sales by the OSS division although sales from all divisions declined from the comparable periods of 1998. The Company expects to strengthen sales during the fourth quarter of 1999 and such trends such continue into 2000.

           The line sales for the nine months ended September 30, 1999 compared to September 30, 1998 decreased from $17,503,000 to $14,633,000 or $2,870,000
(16%). Line connection sales for the three months ended September 30, decreased by $1,434,000 (21%) from $6,906,000 in 1998 to $5,472,000 in 1999. The decrease for both the nine and three months ended September 30, 1999 reflects reduced unit sales primarily to customers in Mexico.

           OSS sales for the nine months ended September 30, 1999 was $7,690,000 compared to the nine months ended September 30, 1998 of $21,263,000, a decrease of $13,573,000 (64%). Sales for the three months ended September 30, 1999 were $1,424,000 compared to sales for the three months ended September 30, 1998 of $5,519,000, a decrease of $4,095,000 (74%). The decrease in sales during the nine and three months ended September 30, 1999 resulted from delays in the installation of certain contracts and delays in obtaining certain anticipated large new orders which are now anticipated to be secured in the fourth quarter of 1999. Subsequent to September 30, 1999, the Company has secured two OSS contracts totaling approximately $17,000,000. The first contract is with the Philippines Long Distance Telephone Co. for approximately $5,000,000 and is subject to the customer securing financing. The second contract is with a major European telecommunications, equipment supplier for approximately $12,000,000.

           Signal sales for the nine months ended September 30, 1999 were $4,544,000 compared to the nine months ended September 30, 1998 of $6,246,000, a decrease of $1,702,000 (27%). Signal processing sales for the three months ended September 30, 1999 were $1,435,000, compared to the three months ended September 30, 1998 of $1,726,000, a decrease of $291,000 (17%). The decrease in sales for the nine and three-month periods primarily reflects delays in deliveries which are expected during 2000. Furthermore, during the nine and three months ended September 30, 1998, revenue was positively affected by shipments on multiple year sales orders to certain military customers, which were secured during the latter part of 1997.

           Cost of sales for the nine months ended September 30, 1999, as a percentage of sales was 73% compared to the nine months ended September 30, 1998 of 58%. For the quarter ended September 30, 1999, cost of sales as a percentage of sales was 78% compared to the same period of 1998 of 61%. The decline in gross margin is primarily attributed to inefficiency resulting in the inability to absorb certain fixed expenses associated with the OSS contracts over a substantially lower revenue base which resulted in a negative margin for OSS of 32% for the September 30, 1999 quarter.







                               Page 10 of 14 pages

---------------------------------

           Selling, general and administrative expenses decreased by $863,000 (9%) from $10,089,000 to $9,226,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. This decrease resulted primarily from lower commissions associated with the decreased revenues for the OSS business for the period. For the quarters ended September 30, 1999 and 1998 selling, general and administrative expenses increased by $81,000 (3%) from $3,122,000 to $3,203,000, respectively, as a result of professional fees incurred relating to the establishment of several new contracts.

           Research and development expenses decreased by $232,000 (5%) for the nine months ended September 30, 1999 and increased by $34,000 (2%) for the three months ended September 30, 1999 from the comparable periods in 1998, respectively.

           As a result of the above, for the nine months ended September 30, 1999 compared to the comparable nine months of 1998, the Company had an operating loss of $6,473,000 in 1999 and operating income of $4,017,000 in 1998. The Company had an operating loss of $3,153,000 for the quarter ended September 30, 1999 as compared to operating income of $676,000 for the quarter ended September 30, 1998.

           Other income for the nine months ended September 30, 1998 included $400,000 from the settlement of litigation, $167,000 of additional funds received from the settlement of the sale of the Israeli business, and $234,000 from the settlement of outstanding liabilities.

           During the nine months ended September 30, 1998, the Company recorded debt conversion expense of $945,000 as a result of the conversion of Zero Coupon Notes and 6% Convertible Subordinated Debentures to common stock.

           During the nine months ended September 30, 1998 the Company recorded a $76,000 gain from the early extingushment of its 6% Convertible Subordinated Debt as a result of the exchange of the 6% Debt for Zero Coupon Notes and common stock.

           Income tax expense decreased for the nine months ended September 30, 1999 compared to 1998 by $156,000 from $209,000 to $53,000 due to the Company's losses for the period.

           As the result of the foregoing the Company incurred a net loss after extraordinary items of $8,683,000, $0.92 per share (basic and diluted) for the nine months ended September 30, 1999 compared with net income after extraordinary items of $1,329,000, $0.14 per share (basic) and $0.13 per share (diluted), for the nine months ended September 30, 1998. The net loss for the three months ended September 30, 1999 was $3,999,000, $0.42 per share (basic and diluted), compared with net income for the three months ended September 30, 1998 of $46,000, $0.01 per share (basic and diluted).









                               Page 11 of 14 pages

Liquidity and Capital Resources
-------------------------------

           At September 30, 1999 the Company had cash and cash equivalents of $2,743,000 compared with $3,044,000 at December 31, 1998. The Company's working capital at September 30, 1999 was $2,498,000, compared to working capital of $14,262,000 at December 31, 1998. The decline in working capital results from the operating losses for the nine months ended September 30, 1999, which is reflected in a reduced level of accounts receivable. In addition, approximately $6,000,000 of the decreased working capital results from the shift of the 12% Notes from long-term to current liabilities.

           As of September 30, 1999, the Company's loan and security agreement with its senior secured lender, which expires January 2, 2001, provides the Company, under its revolving line of credit and its letter of credit facility, with combined availability totaling $9,000,000. The combined availability is subject to the Company's borrowing base and amounts outstanding under the revolver and committed letters of credit. The Company had $15,118,000 outstanding as of September 30, 1999 of which $1,592,000 was a non-interest bearing note, $2,850,000 was outstanding against the revolving line of credit, and $10,676,000 was a term loan agreement. Subsequent to September 30, 1999, the company borrowed an additional $1,250,000 and repaid $400,000, resulting in a balance owed of approximately $16,000,000. As discussed in Note 3, the Company was not in compliance with the interest coverage covenant under the agreement and obtained a waiver from its senior lender for the period ended September 30, 1999. Further, if losses continue during the fourth quarter the Company may be in violation of its loan covenants at December 31, 1999. If the Company is in violation, the lender may not grant a waiver, which would result in all of the Company's obligations to the senior lender becoming due. Any action by the senior lender to force collection of the obligations owed, could materially and adversely affect the Company's ability to continue in business.

           As of September 30, 1999, the Company's current liabilities include $5,921,000, net of unamortized debt discount of $79,000, of the principal value $6,000,000 12% Notes, all of which are due and payable on January 3, 2000. At September 30, 1999, the Company does not have sufficient resources to pay the 12% Notes when they mature and it is likely that it cannot generate such cash from its operations. Although the Company is seeking to refinance or restructure the 12% Notes and believes it will be able to prior to the maturity date, no assurance can be given that it will be successful in these efforts. If the Company is unable to refinance or restructure the 12% Notes, the Company will also be in violation of its loan agreement with its senior lender, and its business may be materially and adversely affected.

Legal
-----

           Subsequent to September 30, 1999, the Company received a demand for arbitration for commissions allegedly owed to a former sales representative. The Company believes it has meritorious defenses against this claim.

Year 2000 Issue
---------------

           Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This is referred to as the "Year 2000 Issue." Management has initiated a company-wide program to prepare the Company's computer systems and applications for year 2000 compliance to be completed prior to the end of 1999.



                               Page 12 of 14 pages

---------------------------

           The Company has assigned a team to monitor Year 2000 compliance. The Company believes that its products are Year 2000 compliant. The team is charged with ensuring Year 2000 compliance for all hardware and software products through its purchasing process, as well as assessing the Year 2000 readiness and risk to the Company of its critical vendors and suppliers. The team is also responsible to coordinate Year 2000 compliance for its internal systems and devices. At present, Year 2000 compliance of the Company's internal systems and devices is scheduled to be substantially complete by December 31, 1999.

           The Company has and expects to incur internal staff costs as well as other expenses necessary to prepare its systems for the year 2000. The Company has replaced some systems and upgraded others. Maintenance or modification costs have been expensed as incurred. To date the cost of this program approximates $500,000, with approximately $200,000 representing internal costs to the Company and $300,000 representing external equipment and services. The total cost effort does not include potential costs related to any customer or other claims or the cost of internal hardware or software replaced in the normal course of business. Based upon current information and assessment, the Company does not believe that the Year 2000 issue as discussed above will be material to its financial position or results of operations or that its business will be adversely affected in any material respect. Nevertheless, achieving Year 2000 compliance is dependent upon many factors, some of which are not completely within the Company's control. Should either the Company's internal systems or one or more of its critical vendors or suppliers fail due to Year 2000 issues, the Company's business and its results of operations could be adversely affected.

           The Company has evaluated the worst case scenarios in the event that its products, systems, or business partners are not Year 2000 ready and has formulated contingency plans to operate.

           Statements contained in this Year 2000 disclosure are subject to certain protection under the Year 2000 Information and Readiness Disclosure Act.

Forward Looking Statements
--------------------------

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


                                            PORTA SYSTEMS CORP.

           Dated November 10, 1999          By /s/William V. Carney
                                               --------------------
                                               William V. Carney
                                               Chairman of the Board

           Dated November 10, 1999          By /s/Edward B. Kornfeld
                                               ---------------------
                                               Edward B. Kornfeld
                                               Vice President and Chief
                                                 Financial Officer



















                               Page 14 of 14 pages