Form 10-K
period 1999-12-31
PORTA SYSTEMS CORP
filed 2000-04-13
CIK 79564

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from _______to_______

                          Commission file number 1-8191
                                                 ------

                               PORTA SYSTEMS CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                                 11-2203988
--------                                                 ----------
(State or other jurisdiction                             (IRS Employer
of incorporation or organization)                        Identification No.)

575 Underhill Boulevard, Syosset, New York               11791
------------------------------------------               -----
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (516) 364-9300
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01                             American Stock Exchange
----------------------------                             -----------------------
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [ ]

      State aggregate market value of the voting stock held by non-affiliates of the registrant: $32,119,200 as of March 13, 2000.

      Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 9,516,800 shares of Common Stock, par value $.01 per share, as of March 13, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year is incorporated by reference into Part III of the Report.

================================================================================

Item 1. Business

      Porta Systems Corp. develops, designs, manufactures and markets a broad range of standard and proprietary telecommunications equipment and integrated software applications for sale domestically and internationally. Porta's core products, focused on ensuring communications for service providers worldwide, fall into three categories:

      Computer-based operation support systems. Our operation support systems, which we call our OSS systems, focus on the access loop and are components of telephone companies' service assurance and service delivery initiatives. The systems primarily focus on trouble management, line testing, network provisioning, inventory and assignment, and automatic activation, and most currently single ended line qualification for the delivery of xDSL high bandwidth services. We market these systems principally to foreign telephone operating companies in established and developing countries primarily in Asia, South and Central America and Europe.

      Telecommunications connection and protection equipment. These systems are used to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market our copper connection equipment and systems to telephone operating companies and customer premise systems providers in the United States and foreign countries.

      Signal processing equipment. These products, which we sell principally for
use  in  defense  and  aerospace   applications,   support   copper   wire-based
communications systems.

      Porta Systems Corp. is a Delaware corporation incorporated in 1972 as the successor to a New York corporation incorporated in 1969. Our principal offices are located at 575 Underhill Boulevard, Syosset, New York 11791; telephone number, 516-364-9300. References to Porta include its subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

      The statements in this Form 10-K Annual Report that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-K Annual Report, including any material incorporated by reference in this Form 10-K, that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are forward-looking statements. Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under Risk Factors, and those described in Management's Discussion and Analysis of Financial Condition and Results of Operations and in any other filings we make with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Risk Factors

      We recently incurred net losses from our operations, and our losses may continue. We incurred a net loss of $13,686,000, or $1.44 per share (basic and diluted), on sales of $38,936,000 for 1999. The loss resulted from a decline in sales of $20,407,000, or 34%, from 1998 combined with a reduced gross margin and an increase in selling, general and administrative expenses. We cannot give assurance that we will be able to operate profitably in the future.

      We have a need to finance our working capital requirements. Our working capital at December 31, 1999 was $6,135,000, compared to $14,262,000 at December 31, 1998. However, as of December 31, 1999, our long-term debt includes $17,518,000 ($19,668,000 at April 10, 2000) due to our senior lender, all of which is due and payable on July 3, 2001, at which time our agreement with the senior lender will terminate. At December 31, 1999, we did not have sufficient resources to pay the senior lender at maturity and we do not expect to generate the necessary cash from our operations to enable us to make that payment. In addition, $6,000,000 of subordinated notes were outstanding as of December 31, 1999 that mature on January 3, 2001. We can extend these Notes to July 3, 2001. As of April 10, 2000 $5,100,000 of these notes can be extended by Porta to July 3, 2001. The remaining $900,000 can be extended under certain conditions. We cannot give any assurance that we will be able to either pay our obligations to our senior or subordinated lenders at their respective maturity dates or renew our agreement with our senior lender or enter into an agreement with a new lender. At December 31, 1999, we were in default on a covenant on our agreement with our senior lender. Such default was waived; however, we cannot assure you that any future defaults will be waived, in which event the principal and interest on our obligations to our senior lender may become immediately due and payable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      We are heavily dependent on foreign sales. Approximately 62% of our sales in 1999, 60% of our sales in 1998 and 69% of our sales for 1997, were made to foreign telephone operating companies. In selling to customers in foreign countries, we are exposed to inherent risks not normally present in the case of our sales to United States customers, including extended delays in completing and customer final payment for our Operational Support Systems contracts, and political and economic change. In foreign markets, we face considerable competition from other United States and foreign telephone equipment manufacturers most of which are larger and have substantially greater financial resources than us. In addition, if we establish facilities in foreign countries, we face risks associated with currency devaluation, difficulties in either converting local currency into dollars or transferring funds to the United States, local tax and currency regulations and political instability.

      We rely heavily on British Telecommunications for most of our sales. Our largest customer in both 1999 and 1998 was British Telecommunications. Sales to British Telecommunications for 1999 were $7,825,000, or approximately 20% of sales, and sales in 1998 were$15,349,000, or 26% of sales. Therefore, any significant interruption or decline in sales to British Telecommunications may have a materially adverse effect upon our operations. Under our agreement with British Telecommunications, we give British Telecommunications the right to use our technology or have products using our technology manufactured for it by others.

      We experience difficulties with Operations Support Systems contracts. We experience delays in purchaser acceptance of the Operations Support Systems and our receipt of final contract payments in connection with a number of foreign sales. In addition, we have no steady or predictable flow of orders for Operations Support Systems and the negotiation of a contract for an operations support system is an individualized and highly technical process. These contracts typically contain performance guarantees by us and clauses imposing penalties on us if we do not meet the contractual in-service dates. The installation, testing and purchaser acceptance phases of these contracts may last longer than contemplated by the contracts and, accordingly, amounts due under the contracts may not be collected for extended periods.

      Because of our small size and our financial problems, we may have difficulty competing for business. We compete directly with a number of large and small telephone equipment manufacturers in the United States, with Lucent
Technologies, Inc. continuing to be our principal United States competitor. Lucent's greater resources, extensive research and development facilities, long-standing equipment supply relationships with the regional Bell operating companies and history of manufacturing and marketing products similar in function to those produced by us continue to be significant factors in our competitive environment. Other domestic and foreign companies also have significantly greater resources than we do. Furthermore, in the past, competitors have used our financial difficulties as a sales tool and our loss for 1999, combined with our reduced working capital and the scheduled expiration of our agreement with our senior lender in 2001 may place us in a competitive disadvantage.


                                    2 of 25

      We require access to current technological developments. We rely primarily on the performance and design characteristics of our products and we try to offer our products at prices and with warranties that will make our products competitive. Our business could be adversely affected if we cannot obtain licenses for such updated technology or self develop state-of-the-art technology.

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

Products

      Operations Support Systems. We sell our OSS systems primarily to telephone operating companies in established and developing countries in Asia, South and Central America and Europe, and to a lesser extent, in the United States. Porta's principal OSS systems are computer-based testing, provisioning, activation and trouble management products which include software and capital equipment and typically sell for prices ranging from several hundred thousand to several million dollars.

      The testing products are designed to automatically test for and diagnose problems in customer telephone lines and to notify telephone company service personnel of required maintenance. The associated trouble management system provides automated record keeping (including repair and disposition records) and analyzes these records to enable the telephone company to identify recurring problems and equipment deterioration and to fulfill maintenance service level agreement obligations. The integration of these systems provides a service assurance function for telephone companies.

      A major component of the testing system is the "test head," which provides the access to, and tests the required telephone line. We have continually developed our test head capability to meet the changing requirements of the customer loop, and have recently introduced our latest advanced technology platform (sixth generation) product, the MKIII. An enhanced version of the MKIII, the Sherlock, will provide the capability to determine whether customer lines are xDSL capable, enabling telephone companies to expeditiously characterize their outside plant, and optimize their responsiveness to market conditions.

      Porta's other software applications, including the automated assignment of facilities and activation of service, form part of a telephone company's service activation function, and can be integrated with the testing and trouble management systems, to provide a comprehensive access loop capability including flow-thru. In addition, if requested by customers, Porta develops software to meet specific customer requirements, including integration of its systems with telephone company legacy or third party OSS systems.

      Porta has entered into a number of agreements with suppliers of complementary market ready products and plans to offer those products through its distribution channels to its customer base. Those products enhance the customers Service Delivery and Service Assurance initiatives and address specific operations areas such as Facility and Records Verification and purification, Work Force scheduling and task mapping, and Call Fraud Detection.


                                    3 of 25

      Porta's OSS products are complex and, in most applications, incorporate features designed to respond to the purchaser's operational requirements and the particular characteristics of the purchaser's telephone system and operation processes. As a result, the negotiation of a contract for an OSS system is an individualized and highly technical process. In addition, contracts for OSS systems frequently provide for manufacturing, delivery, installation, testing and purchaser acceptance phases, which take place over periods ranging from several months to a year or more. Such contracts typically contain performance guarantees by Porta and clauses imposing penalties on us if "in-service" dates are not met. The installation, testing and purchaser acceptance phases of these contracts may last longer than contemplated by the contracts and, accordingly, amounts due under the contracts may not be collected for extended periods. Delays in purchaser acceptance of the systems and in Porta's receipt of final contract payments have occurred in connection with a number of foreign sales. In addition, Porta has not experienced a steady or predictable flow of orders for OSS systems.

      Telecommunications Connection Equipment. Porta's copper connection/protection equipment and systems are used by telephone operating companies, by owners of private telecommunications equipment and by manufacturers and suppliers of telephone central office and customer premises equipment. Products of the types comprising Porta's telecommunications connection equipment are included as integral parts of all domestic and foreign telephone and telecommunications systems. Such products are sold in a worldwide market, which generally grows in proportion to increases in the number of telephone subscribers and owners of private telecommunications equipment, as well as to increases in upgrades to modern digital switching technology such as DSL, ADSL, and ISDN lines.

      Porta's connection equipment consists of connector blocks and protection modules used by telephone companies to interconnect copper-based subscriber lines to switching equipment lines. The protector modules protect central office personnel and equipment from electrical surges. The need for protection products has increased as a result of the worldwide move to digital technology, which is extremely sensitive to damage by electrical overloads, and because private owners of telecommunications equipment now have the responsibility to protect their equipment from damage caused by electrical surges. Line connecting/protecting equipment usually incorporates protector modules to safeguard equipment and personnel from injury due to power surges. Currently, these products include a variety of connector blocks, protector modules and frames used in telephone central switching offices, PBX installations, multiple user facilities and customer premise applications.

      Porta also has developed an assortment of frames for use in conjunction with our traditional line of connecting/protecting products. Frames for the interconnection of copper circuits are specially designed structures which, when equipped with connector blocks and protectors, interconnect and protect telephone lines and distribute them in an orderly fashion allowing access for repairs and changes in line connections. One of our frame products, the CAM frame, is designed to produce computer-assisted analysis for the optimum placement of connections for telephone lines and connector blocks mounted on the frame.

      Porta's copper connection/protection products are used by many of the Regional Bell Operating Companies (RBOC's) as well as by independent telephone operating companies (CLEC's) in the United States and owners of private telecommunications equipment. These products are also purchased by other companies for inclusion within their systems. In addition, our telecommunications connection products have been sold to telephone operating companies in various foreign countries. This equipment is compatible with existing telephone systems both within and outside the United States and can generally be used without modification, although we do custom design modifications to accommodate the specific needs of our customers.

      Signal Processing Products. Porta's signal processing products include data bus systems and wideband transformers. Data bus systems, which are the communication standard for military and aerospace systems, require an extremely high level of reliability and performance. Wideband transformers are required for ground noise elimination in video imaging systems and are used in the television and broadcast, medical imaging and industrial process control industries.


                                    4 of 25

      The table below shows, for the last three fiscal years, the contribution made to Porta's sales by each of its major categories of the telecommunications industry:

                            Sales by Product Category
                            Years Ended December 31,

                          1999                1998                 1997
                          ----                ----                 ----
                                    (Dollars in thousands)

OSS Systems         $14,254     37%      $27,318     46%      $29,561     48%

Line Connecting
/Protecting
Equipment            18,189     47%       24,291     41%       23,753     38%
Signal Processing     6,328     16%        7,539     13%        8,280     13%

Other                   165      0%          195      0%          636      1%
                    -------   ----       -------   ----       -------   ----
Total               $38,936    100%      $59,343    100%      $62,230    100%
                    =======   ====       =======   ====       =======   ====

Markets

      Porta supplies equipment and systems to telephone companies used to provide improved services to ensure communication to their customers. In addition, we provide businesses with systems, which improve their internal telecommunication systems.

      Telephone networks in certain regions of the world, notably Latin America, Eastern Europe and certain areas in the Asia/Pacific region, were designed to carry voice traffic and are not well suited for high-speed data transmissions or for other forms of telecommunications that operate more effectively with digital telecommunications equipment and lines. The telephone networks in these countries are also characterized by a very low ratio of telephone lines to population. Countries with emerging telecommunication networks have to rapidly add access lines in order to increase the availability of telephone service and to significantly upgrade the quality of the lines already in service.

      Porta's OSS systems are designed to meet many of the needs of a rapidly changing telephone network. OSS systems facilitate rapid change and expansion without a comparable increase in the requirement for skilled technicians, while the computerized line test system insures increased quality and rapid maintenance and repair of subscriber local loops. The automated database, which computerizes the inventory and maintenance history of all subscriber lines in service, helps to keep the rapid change under control.

      During 1999, approximately 37% of Porta's sales consisted of OSS products.


                                    5 of 25

      As a telephone company expands the number of its subscriber lines, it also requires additional connection equipment to interconnect and protect those lines in its central offices. We provide a line of copper connection equipment for this purpose. Recent trends towards the transmission of high frequency signals on copper lines are sustaining this market. Less developed countries, such as those with emerging telecommunications networks or those upgrading to digital switching systems, provide a growing market for copper connection and protection equipment.

      The increased sensitivity of the newer digital switches to small amounts of voltage requires the telephone company which is upgrading its systems to digital switching systems to also upgrade its central office connection/protection systems in order to meet these more stringent protection requirements. We supply central office connection/protection systems to meet these needs.

      During 1999, approximately 47% of Porta's sales were made to customers in this category.

      Porta's line of signal processing products is supplied to customers in the military and aerospace industry as well as manufacturers of medical equipment and video systems. The primary communication standard in new military and aerospace systems is the MIL-STD-1553 Command Response Data Bus, an application which requires an extremely high level of reliability and performance. Products are designed to be application specific to satisfy the requirements of each military or aerospace program.

      Porta's wideband transformers are required for ground noise elimination in video imaging systems and are used in the television and broadcast, medical imaging and industrial process control industries. If not eliminated, ground noise caused by poor electrical system wiring or power supplies, results in significant deterioration in system performance, including poor picture quality and process failures in instrumentation. The wideband transformers provide a cost effective and quick solution to the problem without the need of redesign of the rest of the system.

      During 1999, signal processing equipment accounted for approximately 16% of Porta's sales.

Marketing and Sales

      Porta operates through three business units, which are organized by product line, and with each having responsibility for the sales and marketing of its products.

      When appropriate to obtain sales in foreign countries, we may enter into arrangements and technology transfer agreements covering our products with local manufacturers and participate in manufacturing and licensing arrangements with local telephone equipment suppliers.

      In the United States and throughout the world, we use independent distributors in the marketing of all copper based products to the RBOC's and the customer premises equipment market. All distributors marketing copper-based products also market directly competing products. In addition, Porta continues to promote the direct marketing relationships it developed in the past with telephone operating companies.

      We have an agreement with British Telecommunications plc ("BT") covering Porta's line connecting/protecting products. This agreement which will expire on August 31, 2001, provides, among other things, that Porta is a non-exclusive supplier to BT for these products. BT purchased line connecting/protecting products amounting to $6,566,000 (17% of sales) in 1999, $11,345,000 (19% of sales) in 1998, and $9,397,000 (15% of sales) in 1997. During these years, we also sold our products to unaffiliated suppliers to BT for resale to BT. Our agreement with BT provides for a cross license which, in effect, enables BT to use certain of our proprietary information to modify or enhance products provided to BT and permits BT to manufacture or engage others to manufacture those products.


                                    6 of 25

      Porta's OSS systems historically have been sold to foreign telephone operating companies which are government controlled. Recently, Porta has entered into sales, marketing and management co-operative agreements and strategic alliances with various companies.

      Subsequent to December 31, 1999, Porta entered into a multi-year sales, marketing, and management co-operative agreement with Fujitsu Telecommunications Europe LTD to market Internet infrastructure products. Under the agreement, Fujitsu will sell and market Porta's advanced Internet infrastructure technologies, including ADSL Single Ended Line Qualification System (SELQ) for broadband services and the sixth generation Sherlock remote test unit to telecom service operators in the United Kingdom and the remainder of Europe. Porta anticipates this significant relationship may result in up to $50,000,000 in sales over the next four years.

      Porta's signal processing products are sold primarily to US military and aerospace prime contractors, and domestic original equipment manufacturers and end users.

      The following table sets forth for the last three fiscal years the Company's sales to customers by geographic region:

                   Sales to Customers By Geographic Region (1)

                                     Year Ended December 31,
                         1999                 1998                 1997
                         ----                 ----                 ----
                                     (Dollars in thousands)

North America       $14,664     38%      $20,830     35%      $19,269     31%

United Kingdom       15,673     40%       20,441     34%       18,640     30%

Asia/Pacific          4,159     11%        7,181     12%       10,278     17%

Other Europe          3,130      8%        3,377      6%       10,587     17%

Latin America         1,257      3%        7,463     13%        2,429      4%

Middle East              47      0%           51      0%          879      1%

Other                     6      0%           --      0%          148      0%
                    -------   ----       -------   ----       -------   ----
Total Sales         $38,936    100%      $59,343    100%      $62,230    100%
                    =======   ====       =======   ====       =======   ====

(1) For information regarding the amount of sales, operating profit or loss and identifiable assets attributable to each of Porta's divisions and geographic areas, see Note 22 of Notes to the Consolidated Financial Statements.


                                    7 of 25

      In selling to customers in foreign countries, there are inherent risks not normally present in the case of sales to United States customers, including increased difficulty in identifying and designing systems compatible with purchasers' operational requirements; extended delays under OSS systems contracts in the completion of testing and purchaser acceptance phases and difficulty in Porta's receipt of final payments and political and economic change. In addition, to the extent that Porta establishes facilities in foreign countries, the Company faces risks associated with currency devaluation, inability to convert local currency into dollars, local tax regulations and political instability.

Manufacturing

      Porta's computer-based testing products include proprietary testing circuitry and computer programs, which provide platform-independent solutions based on UNIX or UNIX compatible operating systems. The testing products also incorporate disk data storage, teleprinters, minicomputers and personal computers (PC's) purchased by us. These products are installed and tested by us at our customers' premises.

      At present, Porta's manufacturing operations are conducted at facilities located in Glen Cove, New York and Matamoros, Mexico. From time to time we also use subcontractors to augment various aspects of our production activities and periodically explore the feasibility of conducting operations at lower cost manufacturing facilities located abroad. In selling to foreign telephone companies, we may be required to provide local manufacturing facilities and, in conjunction with these facilities, we may grant the facility a license to our proprietary technology.

      Porta develops software at its facilities in Syosset, New York, Charlotte, North Carolina, and Coventry, United Kingdom.

Source and Availability of Components

      Porta generally purchases the standard components used in the manufacture of its products from a number of suppliers. Porta attempts to assure itself that the components are available from more than one source. Porta purchases all of its MKIII test units from two suppliers. Porta purchases the majority of its minicomputers used in its OSS systems from Digital Equipment Corporation ("DEC"). However, we could use other computer equipment in our systems if we were unable to purchase DEC products. Other components, such as PCs and teleprinters, used in connecting with our electronic products could be obtained from alternate sources and readily integrated with our products.

Significant Customers

      During 1999, Porta's five largest customers accounted for sales of $19,700,000, or approximately 51% of sales, and during 1998 its five largest customers accounted for sales of $28,797,000, or approximately 49% of sales. Porta's largest customer in both 1999 and 1998 was BT. Sales to BT for 1999 were $7,825,000 or approximately 20% of sales, and sales in 1998 were $15,349,000, or 26% of sales. Therefore, any significant interruption or decline in sales to BT may have a materially adverse effect upon our operations. During 1998, sales to a Chilean telephone company were $6,834,000, or approximately 12% of sales. No other customers account for 10% or more of our sales for either year.

      The former Bell operating companies continue to be the ultimate purchasers of a significant portion of our products sold in the United States, while sales to foreign telephone operating companies constitute the major portion of Porta's foreign sales. Porta's contracts with these customers require no minimum purchases by such customers. Significant customers for the signal processing products include major US aerospace companies, the Department of Defense and original equipment manufacturers in the medical imaging and process control equipment industries. We sell both catalog and custom designed products to these customers. Some contracts are multi-year procurements.


                                    8 of 25

Backlog

      At December 31, 1999, Porta's backlog was $23,800,000 compared with approximately $8,800,000 at December 31, 1998. Of the December 31, 1999 backlog, approximately $19,800,000 represented orders from foreign telephone operating companies. We expect to ship substantially all of our December 31, 1999 backlog during 2000.

Intellectual Property Rights

      Porta owns a number of domestic utility and design patents and has pending patent applications for these products. In addition, Porta has foreign patent protection for a number of its products.

      From time to time Porta enters into licensing and technical information agreements under which it receives or grants rights to produce certain specified subcomponents used in Porta's products. These agreements are for varying terms and provide for the payment or receipt of royalties or technical license fees.

      While we consider patent protection important to the development of our business, we believe that our success depends primarily upon our engineering, manufacturing and marketing skills. Accordingly, we do not believe that a denial of any of our pending patent applications, expiration of any of our patents, a determination that any of the patents which have been granted to us are invalid or the cancellation of any of our existing license agreements would have a material adverse effect on our business.

Competition

      The telephone equipment market in which Porta does business is characterized by intense competition, rapid technological change and a movement to private ownership of telecommunications equipment. In competing for telephone operating company business, the purchase price of equipment and associated operating expenses have become significant factors, along with product design and long-standing equipment supply relationships. In the customer premises equipment market, Porta is functioning in a market characterized by distributors and installers of equipment and by commodity pricing.

      We compete directly with a number of large and small telephone equipment manufacturers in the United States, with Lucent Technologies continuing to be our principal United States competitor. Lucent's greater resources, extensive research and development facilities, long-standing equipment supply relationships with the operating companies of the regional holding companies and history of manufacturing and marketing products similar in function to those produced by us continue to be significant factors in our competitive environment.

      Currently, Lucent and a number of companies with greater financial resources than us produce, or have the design and manufacturing capabilities to produce, products competitive with our products. In meeting this competition, we rely primarily on the engineered performance and design characteristics of our products to comparable performance or design, and endeavors to offer our products at prices and with warranties that will make our products compete world wide.

      In connection with overseas sales of its line connecting/protecting equipment, Porta has met with significant competition from United States and foreign manufacturers of comparable equipment and expects this competition to continue. In addition to Lucent, a number of Porta's overseas competitors have significantly greater resources than we do.

      We compete directly with a limited number of substantial domestic and international companies with respect to our sales of OSS systems. In meeting this competition, we rely primarily on the features of our line testing equipment, our ability to customize systems and endeavor to offer such equipment at prices and with warranties that make them competitive.


                                    9 of 25

Research and Development Activities

      Porta spent approximately $6,100,000 in 1999, $6,500,000 in 1998, and $5,400,000 in 1997 on its research and development activities. All research and development was company sponsored and is expensed as incurred.

Employees

      As of February 18, 2000, Porta had 477 employees of which 112 were employed in the United States, 272 in Mexico, 45 in the United Kingdom, 5 in Poland, 8 in Chile, 6 in China, and 29 in Korea (in connection with Porta's Korean joint venture). Porta believes that its relations with its employees are good, and it has never experienced a work stoppage. Porta's employees are not covered by collective bargaining agreements, except for its hourly employees in Mexico who are covered by a collective bargaining agreement that expires on December 31, 2001.

Item 2. Properties

      Porta currently leases approximately 20,400 square feet of executive, sales, marketing and research and development space located in Syosset, New York; and 7,000 square feet of office space used for software development located in Charlotte, North Carolina. We also own a 31,000 square foot manufacturing and research and development facility located in Glen Cove, New York. These facilities represent substantially all of our office, plant and warehouse space in the United States. The Syosset, New York lease expires December 2000, and the Charlotte, North Carolina lease expires in November 2004. The aggregate annual rental is approximately $554,000.

      Our wholly-owned United Kingdom subsidiary entered into a sale lease-back agreement in 1999 whereby we sold our 34,300 square foot facility in Coventry, England, which facility comprises all of our office, plant and warehouse space for approximately $400,000 and entered into a 20 year lease arrangement. The purchaser of the property committed substantial resources to renovate the facility. The aggregate annual rental is approximately $250,000.

      Porta's wholly-owned Mexican subsidiary owns an approximately 40,000 square foot manufacturing facility in Matamoros, Mexico.

      We believe our properties are adequate for our needs.

Item 3. Legal Proceedings

      In July 1996, an action was commenced against Porta and certain present and former directors in the Supreme Court of the State of New York, New York County by certain stockholders and warrant holders of Porta who acquired their securities in connection with the acquisition by Porta of Aster Corporation. The complaint alleges breach of contract against Porta and breach of fiduciary duty against the directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $413,000; however, counsel for the plaintiff has advised Porta that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. Porta believes that the defendants have valid defenses to the claims. The action is currently in the discovery stage.

      In December 1999, Porta was served with a request for arbitration for commissions allegedly owed to a former sales representative. Porta terminated its sales representative agreement in July 1999. The request for arbitration alleges that Porta's termination of the agreement was improper and that the representative is entitled to be paid damages based on the commissions he allegedly would have received for an indefinite term beginning August 1999. Additionally, the request for arbitration alleges that the representative was not paid for certain unspecified commissions that he was supposedly entitled to receive during the period from February 1, 1986 through July 31, 1999. The request for arbitration does not specify the precise amount of damages, but estimates damages approximating $500,000. The arbitration is in its earliest stages and Porta intends to defend it vigorously.


                                    10 of 25

Item 4. Submission of Matters to a Vote of Securities Holders

      During the fourth quarter of 1999, there were no matters required to be submitted to a vote of security holders of the Company.

Item Pursuant to Instruction 3 of Item 401 (b) of Regulation S-K:
Executive Officers of the Company

Name and Position                                                     Age
-----------------                                                     ---
William V. Carney                                                      62
Chairman of the Board
Chief Executive Officer

Michael A. Tancredi                                                    70
Senior Vice President, and Secretary and Treasurer

Edward B. Kornfeld                                                     56
Senior Vice President - Operations
Chief Financial Officer

Ronald Wilkins                                                         43
Senior Vice President and Managing
Director - OSS

John J. Gazzo                                                          56
Senior Vice President

Michael Bahlo                                                          41
Senior Vice President

Prem G. Chandran                                                       47
Senior Vice President

David Rawlings                                                         56
Senior Vice President

      All of Porta's officers serve at the pleasure of the board of directors. Messrs. Carney and Tancredi are also members of the board of directors. There is no family relationship between any of the executive officers listed above.


                                    11 of 25

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

      Mr. Kornfeld was elected a Senior Vice President-Operations in 1996. He has served as Vice President-Finance and Chief Financial Officer of the Company since October 1995. For more than five years prior to his election to this position, Mr. Kornfeld held positions with several technology companies, including Excel Technology Inc. (Quantronix Corp.) and Anorad Corporation.

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

      Mr. Gazzo was elected Senior Vice President in March 1996. He was Vice President-Marketing since April 1993, general manager of our Porta Electronics Division from November 1989 to April 1993, Vice President-Research and Development from March 1984 to November 1989 and Vice President-Engineering from February 1978 to February 1984.

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

      Mr. Chandran was elected Senior Vice President in May 1999. Prior to his appointment as Senior Vice President, Mr. Chandran was Vice President since December 1995 and Assistant Vice President of Engineering from 1991 until December 1995.

      Mr. Rawlings was elected Senior Vice President in May 1999. Prior to his appointment as Senior Vice President, Mr. Rawlings was Vice President since March 1996 and Assistant Vice President of Research and Development - Copper products since from 1992 until March 1996.


                                    12 of 25

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Porta's common stock is traded on the American Stock Exchange, Inc. under the symbol PSI. The following table sets forth, for 1998 and 1999, the quarterly high and low sales prices for Porta's common stock on the consolidated transaction reporting systems for American Stock Exchange listed issues.

                                                     High              Low
                                                     ----              ---
1998     First Quarter                               $4                $2  7/8
         Second Quarter                               5  3/8            3  1/2
         Third Quarter                                4  15/16          1  5/8
         Fourth Quarter                               2  1/4            1  1/4

1999

         First Quarter                               $2  1/2           $1  3/4
         Second Quarter                               2  3/16           1  1/2
         Third Quarter                                1  7/8               5/8
         Fourth Quarter                               1  1/4               5/8

      Porta did not declare or pay any cash dividends in 1999 or 1998. It is the present policy of Porta to retain earnings, if any, to finance the growth and development of the business and therefore, Porta does not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, Porta's agreement with its senior lender prohibits it from paying cash dividends on its common stock.

      As of March 13, 2000, Porta had approximately 1,005 stockholders of record.

Item 6. Selected Financial Data

      The following table sets forth certain selected consolidated financial information of Porta. All share and per share data have been restated to give effect to the one for five reverse stock split which became effective on August 2, 1996. For further information, see the Consolidated Financial Statements and other information set forth in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7:


                                    13 of 25

                                                        Year Ended December 31,
                                          ---------------------------------------------------
                                          1999        1998        1997        1996       1995
                                          ----        ----        ----        ----       ----
                                                 (In thousands, except per share data)
Income Statement Data:

Sales                                  $ 38,936    $ 59,343    $ 62,230    $ 57,987    $ 61,181
Operating income (loss)                  (9,709)      4,566       6,101       3,982     (19,884)

Debt conversion expense                      --        (945)    (11,458)         --          --

Income (loss) before discontinued
   operations and extraordinary item    (13,686)        451      (7,021)      1,252     (29,297)

Net income (loss)                       (13,686)        527      (6,899)      5,174     (31,041)

Basic per share amounts:
      Continuing operations            $  (1.44)   $   0.05    $  (2.26)   $   0.57    $ (20.05)
      Net income (loss)                $  (1.44)   $   0.06    $  (2.22)   $   2.37    $ (21.25)

Diluted per share amounts:
      Continuing operations            $  (1.44)   $   0.04    $  (2.26)   $   0.23    $ (20.05)
      Net income (loss)                $  (1.44)   $   0.05    $  (2.22)   $   0.94    $ (21.25)

Cash dividends declared                      --          --          --          --          --

Number of shares used in
   calculating net income (loss)
   per share-basic                        9,489       9,281       3,111       2,184       1,461

Number of shares used in
   calculating net income (loss)
   per share-diluted                      9,489       9,785       3,111       5,528       1,461

Balance Sheet Data:

Total assets                           $ 43,448    $ 52,136    $ 51,000    $ 51,660    $ 60,591

Long-term debt excluding current
   maturities                          $ 21,902    $ 17,238    $ 18,858    $ 45,804    $ 55,839

Stockholders' equity (deficit)         $ (1,387)   $ 11,984    $  6,813    $(19,702)   $(29,323)


                                    14 of 25

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Porta's consolidated statements of operations for the three years ended December 31, 1999, 1998 and 1997, respectively, as a percentage of sales follows:

                                                     Years Ended December 31,
                                                  -----------------------------
                                                  1999        1998        1997
                                                  ----        ----        ----
Sales                                              100%        100%        100%
Cost of sales                                       74%         59%         61%
                                                  ----        ----        ----
  Gross Profit                                      26%         41%         39%
Selling, general and
administrative expenses                             35%         22%         20%
Research and development expenses                   16%         11%          9%
                                                  ----        ----        ----
Operating income (loss)                            (25%)         8%         10%
Interest expense                                    (9%)        (6%)        (5%)
Other                                                1%          2%          2%
Debt conversion expense                             --          (2%)       (19%)
                                                  ----        ----        ----
Income (loss) from continuing
   operations before income

   taxes and minority interest                     (33%)         2%        (12%)
Income tax expense (benefit)
   and minority interest                             2%          1%         (1%)
                                                  ----        ----        ----

Net income (loss)                                  (35%)         1%        (11%)
                                                  ====        ====        ====


                                    15 of 25

Results of Operations

Years Ended December 31, 1999 and 1998

      Porta's sales for 1999 were $38,936,000 compared to $59,343,000 in 1998, a decrease of $20,407,000 (34%). The decrease in revenue is attributed principally to shortfalls from our OSS division, although all divisions sustained decreased revenues in 1999 as compared to 1998.

      OSS sales for 1999 were $14,254,000, compared to 1998 sales of $27,318,000, a decrease of $13,064,000 (47%). Sales of OSS systems are not made on a recurring basis to customers, but are the result of extended negotiations that frequently cover many months and do not always result in a contract. In addition, OSS contracts may include conditions precedent, such as obtaining financing or bank approval, and the contracts are not effective until the conditions are satisfied. During 1999, OSS sales resulted primarily from the completion of OSS contracts, which were in effect at the beginning of the year, and our major new OSS contracts were signed during the fourth quarter of 1999. The new contracts, which total $17,000,000 are with the Philippines Long Distance Telephone Co. for approximately $5,000,000, and Fujitsu Telecommunications Europe LTD for approximately $12,000,000. We expect to begin to recognize revenue from these new OSS contracts in 2000.

      Line connection/protection equipment sales for 1999 decreased approximately $6,102,000 (25%) from $24,291,000 in 1998 to $18,189,000 in 1999.
The decline reflected a reduction in volume of sales to United States and Mexican customers, which were not offset by an increase in sales to new customers.

      Signal processing revenue for 1999 compared to 1998 decreased by $1,211,000 (16%) from $7,539,000 to $6,328,000. The decrease in sales primarily reflects customer requested delays in deliveries in 1999 of orders which are expected to be shipped during 2000.

      Cost of sales for the year ended December 31, 1999, as a percentage of sales compared to 1998, increased from 59% to 74%. The increase in cost of sales and the resulting decline in gross margin is primarily attributed to inefficiency resulting from the inability to absorb fixed expenses associated with the OSS contracts over a substantially lower revenue base.

      Selling, general and administrative expenses increased by $524,000 (4%) from $13,079,000 in 1998 to $13,603,000 in 1999. The increase relates primarily to additional accounts receivable reserve requirements on OSS contracts in the Far East of approximately $1,000,000, offset by reductions in various operating expenses.

      Research and development expenses decreased by $420,000 (6%) from $6,510,000 in 1998 to $6,090,000 in 1999. The decreased expense in 1999 resulted from the completion of certain efforts to develop new products primarily related to the OSS business including the MKIII test head during 1999.

      As a result of the above, we had an operating loss of $9,709,000 in 1999 versus operating income of $4,566,000 in 1998. Although we sustained a decline in sales in all of our product lines, our decreased operating income for 1999, when compared to 1998, was primarily the result of lower levels of revenue from OSS combined with the reduced margin on OSS business and the accounts receivable reserve on OSS contracts.

      Interest expense for 1999 decreased by $179,000 from $3,750,000 for 1998 to $3,571,000 in 1999. The decrease in interest expense is attributable primarily to the completion of non-cash interest expenses associated with the issuance of warrants to Porta's senior lender. This decrease was substantially offset by additional interest on the increased outstanding principal balance and waiver fee for non-compliance of the interest coverage covenant to the senior lender.


                                    16 of 25

      Other income for 1998 included approximately $240,000 from the final settlement of an insolvency procedure involving the purchaser of Porta's Israeli operations, which was sold in 1992, and $400,000 from the settlement of a lawsuit against a former vendor.

      During 1998, Porta recorded debt conversion expenses of $945,000 as a result of the exchange of zero coupon notes into common stock. The debt conversion expense represents the difference between the original conversion price per share of $6.55 and the reduced conversion price per share of $3.65.

      During  1998,  Porta  recorded  an  extraordinary   gain  from  the  early
extinguishment of its Debentures of $76,000.

      For 1999, Porta recorded an income tax expense of $873,000, which includes an $811,000 increase in deferred tax asset valuation allowance and tax expenses of $62,000. For 1998, income tax expenses of $606,000 primarily represents income taxes payable by Porta's UK and Chilean subsidiaries.

      As the result of the foregoing, the 1999 net loss was $13,686,000, $1.44 per share basic and diluted, compared with net income of $527,000, $0.06 per share basic and $0.05 per share diluted, for 1998.

      Based on our current backlog and recent forecasts, we expect to return to profitability in 2000.

Years Ended December 31, 1998 and 1997

      Sales  for 1998  were  $59,343,000  compared  to  $62,230,000  in 1997,  a decrease of $2,887,000 (5%). The decrease in revenue is attributed principally to shortfalls from our OSS division.

      OSS sales for 1998 were $27,318,000, compared to 1997 sales of $29,561,000, a decrease of $2,243,000 (8%). The decreased sales relate primarily to delays in the installation of certain contracts and delays in the receipt of new anticipated orders.

      Line connection/protection equipment sales for 1998 increased approximately $538,000 (2%) from $23,753,000 in 1997 to $24,291,000 1998. This increase relates to improved sales to a customer in Mexico, which were offset by decreased sales of a certain product line to BT. During 1997, Porta completed delivery of products to BT under a prior agreement and commenced delivery of a replacement product. The decline reflected both a decrease in the number of units sold and a lower selling price per unit for the replacement product.

      Signal processing revenue for 1998 compared to 1997 decreased by $741,000 (9%) from $8,280,000 to $7,539,000. During 1997 revenue was generated from the earlier than anticipated completion of military orders and non-recurring revenue from certain engineering services, which was not repeated in 1998.

      Cost of sales for 1998, as a percentage of sales, decreased from 61% in 1997 to 59% in 1998. The improvement in gross margin is attributed to Porta's continuing effort to increase manufacturing productivity and the decrease of certain fixed expenses associated with the OSS contracts.


                                    17 of 25

      Selling, general and administrative expenses increased by $261,000 (2%) from $12,818,000 to $13,079,000 from December 31, 1998 compared to 1997. The increase relates primarily to sales commissions on certain line connection/protection equipment sales for 1998.

      Research and development expenses increased by $1,149,000 (21%) from $5,361,000 in 1997 to $6,510,000 in 1998. The increased expense results from Porta's efforts to develop new products primarily related to the OSS business including the MKIII test head.

      As a result of the above, Porta had operating income of $4,566,000 in 1998 versus $6,101,000 in 1997, a decrease of 25%. The decreased operating income for 1998, when compared to 1997, was primarily the result of lower levels of revenue from OSS coupled with increased research and development expenses.

      Interest expense for 1998 increased by $371,000 from $3,379,000 for 1997 to $3,750,000 in 1998. The increase in interest expense is attributable primarily to the issuance of $6,000,000 of 12% subordinated notes, which was slightly offset by repayments of principal to Porta's senior lender.

      Other income for 1998 included approximately $240,000 from the final settlement of an insolvency procedure involving the purchaser of Porta's Israeli operations, which was sold in 1992, and $400,000 from the settlement of a lawsuit against a former vendor.

      During 1998 and 1997, Porta recorded debt conversion expenses of $945,000 and $11,458,000 as a result of the exchange of zero coupon notes into common stock. The debt conversion expense represents the difference between the original conversion price per share of $6.55 and the reduced conversion price per share of $3.65.

      Porta recorded an extraordinary gain from the early extinguishment of its debentures of $76,000 in 1998 and $122,000 in 1997.

      At December 31, 1998, income tax expenses of $606,000 primarily represents income taxes payable by the Company's UK and Chilean subsidiaries. For 1997, Porta recorded an income tax benefit of $585,000, reflecting the difference between a $802,000 deferred tax asset and tax expenses of $217,000.

      As the result of the foregoing, the 1998 net income was $527,000, $0.06 per basic share and $0.05 per diluted share, compared with a net loss of $6,899,000, $2.22 per share, for 1997.


                                    18 of 25

Liquidity and Capital Resources

      At December 31, 1999 Porta had cash and cash equivalents of $3,245,000 compared with $3,044,000 at December 31, 1998. The working capital at December 31, 1999 was $6,135,000, compared to $14,262,000 at December 31, 1998. The decline in working capital from December 31, 1998 to December 31, 1999 reflects decreased accounts receivable which was a result of reduced levels of revenue for 1999. During 1999, we used $3,027,000 in our operations. Our principal source of funds during 1999 was borrowings from our senior lender.

      Porta had senior debt outstanding of $17,518,000 as of December 31, 1999 of which $1,242,000 was a non-interest bearing note, $5,600,000 was outstanding against the revolving line of credit, and $10,676,000 was a term loan agreement. The Company's loan and security agreement with its senior secured lender expires January 2, 2001. The agreement requires a quarterly loan amortization of $400,000. In addition, the agreement requires all principal payments be applied first to the non-interest bearing notes payable until the notes are paid in full and then to the term loan. Porta had a revolving line of credit and a letter of credit facility of $9,000,000 as of December 31, 1999. Availability under this facility as of that date was approximately $1,600,000. During 1999, we borrowed $6,150,000 and repaid $1,820,000 to the senior secured lender, of which $220,000 was provided from the proceeds of the sale of our UK facility. Subsequent to December 31, 1999, we borrowed an additional $2,550,000 and repaid $400,000, resulting in a balance owed of approximately $19,668,000.

      In April 2000, Porta and its senior lender agreed to extend the loan and security agreement to July 3, 2001. As consideration Porta agreed to re-price all outstanding warrants held by the senior lender to $2.00 per warrant.

      Porta was not in compliance with the interest coverage covenant under the agreement and obtained a waiver from its senior lender for the period ended December 31, 1999. However, if losses continue during 2000 Porta may be in violation of its loan covenants at March 31, 2000 and the lender may not grant a waiver, which would result in all of Porta's obligations to the senior lender becoming due. Any action by the senior lender to force collection of the obligations owed could materially and adversely affect Porta's ability to continue in business.

      As of December 31, 1999, Porta had remaining outstanding $371,000 of 6% Debentures, net of original issue discount of $14,000, which mature July 2, 2002. The face amount of the outstanding 6% Debentures was $385,000. The interest accrued on the 6% Debentures is payable on July 1 of each year and as of December 31, 1999 was $12,000. At December 31, 1999, Porta was current on its interest obligations.

      During December 1999, Porta amended the terms of its outstanding $6,000,000 subordinated notes. The amended terms include a one-year extension to January 3, 2001. Furthermore, at Porta's option, Porta may extend the notes for an additional extension period of six months to July 3, 2001 if Porta achieves specific financial goals. As consideration for the amendment the interest rate of the subordinated notes was increased from 12% to 14% per annum during the initial term, and to 15% during the extended term, and the exercise price of the outstanding warrants issued in conjunction with the subordinated notes was reduced to $1.00. The amendment to the notes gives the holder the right to elect to receive interest on the subordinated notes in new subordinated notes of Porta in an amount equal to 125% of the interest then due on the subordinated notes on which Porta is to pay interest at 125% of the interest rate of the underlying subordinated note. If Porta extends the maturity date of the Subordinated Notes to July 3, 2001, it will issue to the noteholders New Warrants to purchase a total of 300,000 shares of Common Stock at the average closing price of the Common Stock for five trading days preceding January 3, 2001. As a result of the above, Porta recorded a debt discount of approximately $56,000 relating to the re-pricing of the warrants and additional interest expense for noteholders who elected the paid in kind option at December 31, 1999 of approximately $13,000. As of December 31, 1999, $6,013,000 of subordinated notes were outstanding which includes $64,000 of additional principal from paid in kind options and unamortized debt discount of $51,000.

      In April 2000, Porta and the holders of $5,100,000 or 85% of its subordinated notes agreed to eliminate the requirement that Porta meet specific financial goals for Porta to extend the maturity date of their subordinated notes to July 3, 2001. In connection with this agreement, Porta agreed to issue to these noteholders New Warrants to purchase 127,500 shares of Common Stock at $3.00 per share. Porta may issue to any other noteholders who agree to this amendment New Warrants to purchase up to 22,500 shares of Common Stock at $3.00 per share. The remaining New Warrants to purchase 150,000 shares of Common Stock will be issued if the notes are extended.

                                    19 of 25

      Porta believes that its current cash position, internally generated cash flow and its loan facility will be sufficient to satisfy our anticipated operating needs for at least the ensuing twelve months. At December 31, 1999, Porta's long-term debt includes $17,518,000 due to its senior lender, all of which are due and payable on July 3, 2001. At December 31, 1999, we do not have sufficient resources to pay the senior lender at maturity and it is likely that we cannot generate such cash from our operations. Although we are seeking to refinance or restructure this debt and believe we will be able to prior to the maturity date, no assurance can be given that we will be successful in these efforts. If we are unable to refinance or restructure our business may be materially and adversely affected.

Year 2000 Issue

      Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This is referred to as the "Year 2000 Issue." Management initiated a company-wide program to prepare our computer systems and applications for year 2000 compliance. To date, we have not experienced any significant Year 2000 issues.

      Porta incurred internal staff costs as well as other expenses necessary to prepare its systems for the year 2000. We replaced some systems and upgraded others. The total cost of this program was approximately $500,000, with approximately $200,000 representing internal costs and $300,000 representing external equipment and services.

      Statements contained in this Year 2000 disclosure are subject to certain protection under the Year 2000 Information and Readiness Disclosure Act.


                                    20 of 25

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

      Not Applicable.

Item 8. Financial Statements and Supplementary Data.

      See Exhibit I

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

      Not Applicable

                                    Part III

Item 10, 11, 12, and 13.

      The information called for by Item 10 (Directors and Executive  Officers),
Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 1999.

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

(b)   Reports on Form 8-K

      None.


                                    21 of 25

(c)   Exhibits

Exhibit No.       Description of Exhibit
-----------       ----------------------
      3.1         Certificate  of  Incorporation  of the Company,  as amended to date, incorporated by reference to Exhibit 4 (a) of the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1991.

      3.2 Certificate of Designation of Series B Participating Convertible Preferred Stock, incorporated by reference to
                  Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      3.3 By-laws of the Company, as amended to date, incorporated by reference to Exhibit 3.3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

      4.3 Amendment No. 1 to Rights Agreement, dated July 28, 1993 between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company) as Rights Agent, incorporated by reference to the Company's Registration Statement on Form 8-A/A filed August 4, 1993.

      4.4 Amendment No. 2 to Rights Agreement, dated December 24, 1997 between the Company and The Chase Manhattan Bank (formerly known as Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company) as Rights Agent, incorporated by reference to Exhibit 4.2.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     4.5 Amended and Restated Loan and Security Agreement dated as of November 28, 1994, between the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 30, 1994.

     4.6 Amendment Number One dated February 13, 1995 to the Amended and Restated Loan and Security Agreement dated as of November 28, 1994 between the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 4.7 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

     4.7. Letter Agreement dated as of February 13, 1995, incorporated by reference to Exhibit 4.7.1 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

     4.8 Amendment Number Two dated March 30, 1995 to the Amended and Restated Loan and Security Agreement dated as of November 28, 1994 between the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 4.7.2 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.


                                    22 of 25

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

      4.14 Lockbox Operating Procedural Agreement dated as of November 28, 1994 among Chemical Bank, the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K dated November 30, 1994.

      4.15 Amendment No. Five dated as of November 30, 1997, to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company, including amendments to the warrants held by Foothill, incorporated by reference to Exhibit 4.23 of the Company's Form 8-K dated January 2, 1998.

      4.16 Amendment No. Six dated as of August 1, 1998 to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company, incorporated by reference to Exhibit 4.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      4.17 Amendment No. Seven dated as of December 1, 1998 to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company, incorporated by reference to Exhibit 4.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      10.14 Form of Executive Salary Continuation Agreement, incorporated by reference to Exhibit 19 (cc) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

      10.2 Agreement dated May 25, 1988 between British Telecommunications plc and the Company, incorporated by reference to Exhibit 19 (a) of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988. Confidential Treatment granted; document filed separately with the SEC.

      10.3 Amendment to agreement of May 25, 1988, dated September 1, 1996, between British Telecommunications plc and the Company, incorporated by reference to Exhibit 10.6.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.


                                    23 of 25

Exhibit No.       Description of Exhibit
-----------       ----------------------
      10.4        Lease  dated  December  17,  1990  between the Company and LBA properties, Inc., incorporated by reference to Exhibit 10 (d) of the Company's annual report on Form 10-K for the year ended
                  December 31, 1990.

      10.5 Employee Stock Bonus Program filed as Exhibit 4.3 to the Form S-8 dated February 12, 1999 and incorporated herein by reference.

      10.6 1999 Stock Option Plan filed as Exhibit A to the Proxy Statement for the 1999 Annual Meeting to Stockholders and incorporated herein by reference.

      10.7 1996 Stock Option Plan filed as Exhibit A to the Proxy Statement for the 1996 Annual Meeting to Stockholders and incorporated herein by reference.

      10.8 1998 Stock Option Plan filed as Exhibit 4.2 to the Form S-8 dated December 3. 1998 and incorporated herein by reference.

      10.9        Senior Officers and Directors Stock Purchase  Program filed as
                  Exhibit 4.2 to the Form S-8 dated February 12, 1999 and incorporated herein by reference.

      10.10 Employee Stock Purchase Plan filed as Exhibit 4.1 to the Form S-8 dated February 12, 1999 and incorporated herein by reference.

      22          Subsidiaries  of the  Company,  incorporated  by  reference to
                  Exhibit 22.1 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

      23          Consent of Independent Auditors.

      27          Financial Data Schedule


                                    24 of 25

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PORTA SYSTEMS CORP.

      Dated April 12, 2000                      By /s/ William V. Carney
                                                   -----------------------------
                                                   William V. Carney
                                                   Chairman of the Board and
                                                   Chief Executive Officer

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

         Signature                        Title                     Date
         ---------                        -----                     ----

 /s/ William V. Carney          Chairman of the Board,         April 12, 2000
---------------------------     Chief Executive Officer
     William V. Carney          and Director (Principal
                                Executive Officer)

 /s/ Edward B. Kornfeld         Senior Vice President and      April 12, 2000
---------------------------     Chief Financial Officer
     Edward B. Kornfeld         (Principal Financial and
                                Accounting Officer)

 /s/ Seymour Joffe              Director                       April 12, 2000
---------------------------
     Seymour Joffe

 /s/ Michael A. Tancredi        Director                       April 12, 2000
---------------------------
     Michael A. Tancredi

 /s/ Warren H. Esanu            Director                       April 12, 2000
---------------------------
     Warren H. Esanu

 /s/ Herbert H. Feldman         Director                       April 12, 2000
---------------------------
     Herbert H. Feldman

 /s/ Stanley Kreitman           Director                       April 12, 2000
---------------------------
     Stanley Kreitman

 /s/ Lloyd I. Miller, III       Director                       April 12, 2000
---------------------------
     Lloyd I. Miller, III

 /s/ Robert Schreiber           Director                       April 12, 2000
---------------------------
     Robert Schreiber


                                    25 of 25

Exhibit I

Item 8. Financial Statements and Supplementary Data

Index                                                                 Page
-----                                                                 ----

Report of Independent Certified Public Accountants                    F-2

Consolidated Financial Statements and Notes:

         Consolidated Balance Sheets,
         December 31, 1999 and 1998                                   F-3

         Consolidated Statements of Operations and
         Comprehensive Income (Loss),
         Years Ended December 31, 1999, 1998 and 1997                 F-4

         Consolidated Statements of Stockholders'
         Equity (Deficit),  Years Ended
         December 31, 1999, 1998 and 1997                             F-5

         Consolidated Statements of Cash Flows
         for the Years Ended December 31, 1999,
         1998 and 1997                                                F-6

         Notes to Consolidated Financial Statements                   F-7

               Report of Independent Certified Public Accountants

The Board of Directors and
Stockholders of Porta Systems Corp.
Syosset, New York

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                        /s/ BDO SEIDMAN, LLP
                                        ---------------------------
                                            BDO SEIDMAN, LLP

Melville, New York
March 15, 2000, except for Notes 2 and 6
as to which the date is April 10, 2000
as they relate to the Company's
senior and subordinated debt

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                             (Dollars in thousands)

                                                            1999          1998
                                                            ----          ----
                                 Assets
Current assets:
    Cash and cash equivalents                             $  3,245        3,044
    Accounts receivable - trade, less
       allowance for doubtful accounts of
       $1,879 in 1999 and $915 in 1998                      12,137       19,802
    Inventories                                              8,893        8,944
    Prepaid expenses and other current assets                1,373        1,716
                                                          --------      -------
          Total current assets                              25,648       33,506

Property, plant and equipment, net                           4,193        4,213
Deferred computer software, net                                 --           82
Goodwill, net of amortization of $4,284
  in 1999 and $3,763 in 1998                                11,076       11,597
Other assets                                                 2,531        2,738
                                                          --------      -------
          Total assets                                    $ 43,448       52,136
                                                          ========      =======

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
    Current portion of senior debt                        $  2,000        2,000
    Accounts payable                                         8,831        6,893
    Accrued expenses                                         5,723        6,266
    Accrued interest payable                                   588          545
    Accrued commissions                                      1,864        2,438
    Accrued deferred compensation                              196          196
    Income taxes payable                                       267          762
    Short-term loans                                            44          144
                                                          --------      -------
          Total current liabilities                         19,513       19,244
                                                          --------      -------

Senior debt net of current maturities                       15,518       11,188
Subordinated notes                                           6,013        5,685
6% Convertible subordinated debentures                         371          365
Deferred compensation                                        1,004        1,021
Income taxes payable                                           352          719
Other long-term liabilities                                    971          776
Minority interest                                            1,093        1,154
                                                          --------      -------
          Total long-term liabilities                       25,322       20,908
                                                          --------      -------
          Total liabilities                                 44,835       40,152
                                                          --------      -------
Commitments and contingencies

Stockholders' equity (deficit):
    Preferred stock, no par value;
      authorized 1,000,000 shares,
      none issued                                               --           --
    Common stock, par value $.01;
      authorized 20,000,000 shares,
      issued 9,638,861 and 9,484,742
      shares in 1999 and 1998, respectively                     96           95
    Additional paid-in capital                              75,310       75,135
    Accumulated deficit                                    (70,959)     (57,273)
    Accumulated other comprehensive loss:
      Foreign currency translation adjustment               (3,896)      (3,754)
                                                          --------      -------
                                                               551       14,203
    Treasury stock, at cost, 30,940 shares                  (1,938)      (1,938)
    Receivable from directors and officers under
      stock purchase program                                 --           (281)
                                                          --------      -------
          Total stockholders' equity (deficit)              (1,387)      11,984
                                                          --------      -------
          Total liabilities and stockholders'
            equity (deficit)                              $ 43,448       52,136
                                                          ========      =======

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                  Years ended December 31, 1999, 1998 and 1997
                    (in thousands, except per share amounts)

                                                    1999       1998       1997
                                                    ----       ----       ----

Sales                                            $ 38,936     59,343     62,230
Cost of sales                                      28,952     35,188     37,950
                                                 --------     ------   --------
      Gross profit                                  9,984     24,155     24,280
                                                 --------     ------   --------
Selling, general and administrative
  expenses                                         13,603     13,079     12,818
Research and development expenses                   6,090      6,510      5,361
                                                 --------     ------   --------
      Total expenses                               19,693     19,589     18,179
                                                 --------     ------   --------
      Operating income (loss)                      (9,709)     4,566      6,101

Interest expense                                   (3,571)    (3,750)    (3,379)
Interest income                                       188        272        259
Other income (expense), net                           218      1,028      1,047
Debt conversion expense                                --       (945)   (11,458)
                                                 --------     ------   --------
      Income (loss) before income
        taxes and minority interest               (12,874)     1,171     (7,430)

Income tax expense (benefit)                          873        606       (585)
Minority interest                                     (61)       114        176
                                                 --------     ------   --------
      Income (loss) before
        extraordinary item                        (13,686)       451     (7,021)

Extraordinary gain on early
  extinguishment of debt                               --         76        122
                                                 --------     ------   --------
      Net income (loss)                          $(13,686)       527     (6,899)
                                                 ========     ======   ========
Other comprehensive income (loss),
  net of tax:

  Foreign currency translation
    adjustments                                      (142)       273     (1,015)
                                                 --------     ------   --------
      Comprehensive income (loss)                $(13,828)       800     (7,914)
                                                 ========     ======   ========
Basic per share amounts:
  Income (loss) before extraordinary item        $  (1.44)      0.05      (2.26)
  Extraordinary item                                   --       0.01       0.04
                                                 --------     ------   --------
      Net income (loss) per share
        of common stock                          $  (1.44)      0.06      (2.22)
                                                 ========     ======   ========
  Weighted average shares of common
    stock outstanding                               9,489      9,281      3,111
                                                 ========     ======   ========
Diluted per share amounts:
  Income (loss) before extraordinary item        $  (1.44)      0.04      (2.26)
  Extraordinary item                                   --       0.01       0.04
                                                 --------     ------   --------
      Net income (loss) per share
        of common stock                          $  (1.44)      0.05      (2.22)
                                                 ========     ======   ========

  Weighted average shares of common
    stock outstanding                               9,489      9,785      3,111
                                                 ========     ======   ========


          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 1999, 1998 and 1997
                                 (In thousands)


                                                                   Accumulated                         Receivable     Total
                                      Common Stock                    Other      Retained                  for       Stock-
                                   ------------------- Additional Comprehensive  Earnings               Employee     holders'
                                   No. of    Par Value  Paid-in     Income    (Accumulated  Treasury     Stock      Equity/
                                   Shares      Amount    Capital     (Loss)      Deficit)      Stock    Purchases   (Deficit)
                                   ------------------------------------------------------------------------------------------
Balance at December 31, 1996       2,224        $22     $ 36,561    $(3,012)     $(50,900)    $(2,066)    $(307)     $(19,702)

Net loss 1997                         --         --           --         --        (6,899)         --        --        (6,899)
Common stock issued                6,420         64       34,001         --            --          --        --        34,065
Warrants issued                       --         --          364         --            --          --        --           364
Foreign currency translation
  adjustment                          --         --           --     (1,015)           --          --        --        (1,015)
                                   ------------------------------------------------------------------------------------------

Balance at December 31, 1997       8,644         86       70,926     (4,027)      (57,799)     (2,066)     (307)        6,813

Net income 1998                       --         --           --         --           527          --        --           527
Common stock issued                  841          9        3,702         --            --          --        --         3,711
Warrants issued                       --         --          630         --            --          --        --           630
Restructure of receivable for
  employee stock purchases            --         --         (123)        --            (1)        128       294           298
Receivable from directors and
  officers under stock purchase
  program                             --         --           --         --            --          --      (268)         (268)
Foreign currency translation
  adjustment                          --         --           --        273            --          --        --           273
                                   ------------------------------------------------------------------------------------------

Balance at December 31, 1998       9,485         95       75,135     (3,754)      (57,273)     (1,938)     (281)       11,984

Net loss 1999                         --         --           --         --       (13,686)         --        --       (13,686)
Common stock issued                  154          1          119         --            --          --        --           120
Warrant repricing                     --         --           56         --            --          --        --            56
Collection of receivable from
  directors and officers under
  stock purchase program              --         --           --         --            --          --       281           281
Foreign currency translation
  adjustment                          --         --           --       (142)           --          --        --          (142)
                                   ------------------------------------------------------------------------------------------
Balance at December 31, 1999       9,639        $96     $ 75,310    $(3,896)     $(70,959)    $(1,938)    $ -0-      $ (1,387)
                                   =====        ===     ========    =======      ========     =======     =====      ========

           See accompanying notes to consolidated financial statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Note 21)
                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                       1999         1998          1997
                                                       ----         ----          ----
Cash flows from operating activities:
  Net income (loss)                                 $(13,686)         527        (6,899)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   (used in) operating activities:
    Extraordinary gain                                    --          (76)         (122)
    Non-cash debt conversion expense                      --          945        10,646
    Non-cash financing expenses                           18          473           274
    Non-cash compensation expense                          8          298            --
    Realized gain on litigation settlement                --           --          (229)
    Depreciation and amortization                      1,677        2,195         3,040
    Amortization of debt discounts                       326          323            40
    Minority interest                                    (61)         114          (176)
  Changes in operating assets and
   liabilities:
    Accounts receivable                                7,665       (4,911)        1,143
    Inventories                                           51         (785)         (735)
    Prepaid expenses                                     343         (450)         (484)
    Other receivables                                     --           --            31
    Other assets                                         113          962          (122)
    Accounts payable, accrued expenses
     and other liabilities                               238          276          (999)
                                                    --------       ------       -------
      Net cash provided by (used in)
       operating activities                           (3,308)        (109)        5,408
                                                    --------       ------       -------
Cash flows from investing activities:
  Repayment of receivables from stock purchase
   program                                               281           --            --
  Proceeds from disposal of assets held
   for sale, net                                          --           --           500
  Capital expenditures, net                             (951)        (665)         (409)
                                                    --------       ------       -------
      Net cash provided by (used in)
       investing activities                             (670)        (665)           91
                                                    --------       ------       -------

Cash flows from financing activities:
  Proceeds from senior debt                            6,150            6           306
  Repayments of senior debt                           (1,820)      (4,780)       (3,013)
  Proceeds from Subordinated debentures
   and warrants                                           64        6,000            --
  Repayment of zero coupon senior
   subordinated convertible notes                         --       (2,796)           --
  Proceeds (repayments) of notes
   payable/short-term loans                             (100)          24            89
                                                    --------       ------       -------
      Net cash provided by (used in)
       financing activities                            4,294       (1,546)       (2,618)
                                                    --------       ------       -------
Effect of exchange rate changes on cash                 (115)         273          (374)
                                                    --------       ------       -------
Increase (decrease) in cash and cash
 equivalents                                             201       (2,047)        2,507
Cash and equivalents - beginning of year               3,044        5,091         2,584
                                                    --------       ------       -------
Cash and equivalents - end of year                  $  3,245        3,044         5,091
                                                    ========       ======       =======

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 1998 and 1997

(1)   Summary of Significant Accounting Policies

      Nature of Operations and Principles of Consolidation

      Porta Systems Corp. ("Porta" or the "Company") designs, manufactures and markets systems for the connection, protection, testing and administration of public and private telecommunications lines and networks. The Company has various patents for copper and software based products and systems that support voice, data, image and video transmission. Porta's principal customers are the U.S. regional telephone operating companies and foreign telephone companies.

      The accompanying consolidated financial statements include the accounts of Porta and its majority-owned or controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

      Revenue Recognition

      Revenue, other than from long-term contracts for specialized products, is recognized when a product is shipped. Revenues and earnings relating to long-term contracts for specialized products are recognized on the percentage-of-completion basis primarily measured by the attainment of milestones. Anticipated losses, if any, are recognized in the period in which they are identified.

      Concentration of Credit Risk

      Financial instruments, which potentially subject Porta to concentrations of credit risk, consist principally of cash and accounts receivable. At times such cash in banks exceeds the FDIC insurance limit.

      As discussed in notes 17 and 22, substantial portions of Porta's sales are to customers in foreign countries. The Company's credit risk with respect to new foreign customers is reduced by obtaining letters of credit for a substantial portion of the contract price, and by monitoring credit exposure related to each customer.

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Deferred Computer Software

      Software costs incurred for specific customer contracts are charged to cost of sales at the time revenues on such contracts are recognized. Software development costs relating to products the Company offers for sale are deferred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". These costs are amortized to cost of sales over the periods that the related product will be sold, up to a maximum of four years. Amortization of computer software costs, which all relate to products the Company offers for sale, amounted to approximately $82,000, $461,000 and $1,133,000 in 1999, 1998, and 1997, respectively.

      Goodwill

      Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis over a remaining life of 13 to 31 years. During 1999, in view of recent competitive developments in the telecommunications market place and Porta's changing business model in response, management has reassessed the useful life of certain of its goodwill. While in management's opinion, there is currently no impairment in the carrying value of this long-lived intangible asset (based upon an analysis of undiscounted future cash flows), management has determined that the useful life of the goodwill should be shortened to be more reflective of the current rate of technology change and competitive conditions. Accordingly, management changed the estimated useful life of certain goodwill from an original life of 40 years to a remaining life of 13 years, which change was applied prospectively from the fourth quarter of 1999. This change in accounting estimate increased amortization expense in 1999 by approximately $58,000. At December 31, 1999, $7,053,000 of the goodwill is being amortized over a remaining life of approximately 13 years and $4,024,000 is being amortized over a remaining life of approximately 31 years. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future cash flows from the related businesses.

      Income Taxes

      Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Further, the effects of tax law or rate changes are included in income as part of deferred tax expense or benefit for the period that includes the enactment date (note 14).

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Net Income (Loss) Per Share

      Basic net income (loss) per share is based on the weighted average number of shares outstanding. Diluted net income (loss) per share is based on the weighted average number of shares outstanding plus dilutive potential shares of common stock, if such shares had been issued. The calculation of the diluted net income per share for the year ended December 31, 1998, assumes the exercise of dilutive options and warrants and the conversion of the 6% Subordinated Debentures. For 1999 and 1997, no dilutive potential shares of common stock were added to compute diluted loss per share because the effect was anti-dilutive.

      Reclassifications

      Certain   reclassifications   have  been  made  to  conform  prior  years'
      consolidated financial statements to the 1999 presentation.

      Accounting for Stock-Based Compensation

      The Company follows the Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". Porta has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose the pro-forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

      Accounting for the Impairment of Long-Lived Assets

      The Company follows the Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Porta believes that there is no impairment of its long-lived assets.

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)   Liquidity

      As of December 31, 1999, Porta's debt includes $17,500,000 of senior debt, which matures on January 2, 2001, and $6,000,000 of subordinated debt which matures in January 2001. Subsequent to December 31, 1999, Porta borrowed an additional $2,550,000 of senior debt and repaid $400,000 of senior debt, resulting in a balance owed of approximately $20,000,000 to the senior lender at March 15, 2000. The subordinated lenders have agreed to extend the maturity date for six months if Porta meets certain financial milestones. At December 31, 1999, Porta did not have sufficient resources to pay either the senior lender or the subordinated lenders at maturity and it is likely that it cannot generate such cash from its operations. In April 2000, the Company and its senior lender agreed to extend the loan and security agreement to July 3, 2001. As consideration Porta agreed to re-price all outstanding warrants held by its senior lender to $2.00 per warrant. In addition, in April 2000, the Company and the holders of $5,100,000, or 85%, of its subordinated notes, agreed to eliminate the requirement that Porta meet specific financial goals for Porta to extend the maturity date of their subordinated notes to July 3, 2001. In connection with this agreement, Porta agreed to issue to these noteholders New Warrants to purchase 127,500 shares of Common Stock at $3.00 per share. Porta may issue to any other noteholders who agree to this amendment New Warrants to purchase up to 22,500 shares of Common Stock at $3.00 per share. The remaining New Warrants to purchase 150,000 shares of Common Stock will be issued if the notes are extended. Although Porta is seeking to refinance or restructure this debt prior to the maturity date, its business may be impaired if it is unable to do so.

      Porta's backlog at December 31, 1999 was $23,800,000 compared with approximately $8,800,000 at December 31, 1998. Of the December 31, 1999 backlog, approximately $19,800,000 represented orders from foreign telephone operating companies. Porta expects to ship substantially all of its December 31, 1999 backlog during 2000. Porta believes that its current cash position, internally generated cash flow from its existing backlog, anticipated orders and its loan facility will be sufficient to satisfy its anticipated operating needs for at least 2000.

      Porta is responding to its liquidity problems by:

      o Negotiating with its senior lender for an increase in its available credit;

      o Developing relationships with strategic partners who would continue the development of new products to reduce Porta's cash requirements for its OSS business; and

      o     Scaling back its operations to reduce the cash requirements.


                                                                     (Continued)

(3)   Accounts Receivable

      Accounts receivable included approximately $3,211,000 and $5,657,000 at December 31, 1999 and 1998, respectively, of revenues earned but not yet contractually billable relating to long-term contracts for specialized products. All such amounts at December 31, 1999 are expected to be billed in the subsequent year. In addition, accounts receivable included approximately  $1,252,000  and  $2,860,000  at December 31, 1999 and 1998,
      respectively, of retainage balances due on various long-term contracts. All such amounts are expected to be collected during the subsequent year. The allowance for doubtful accounts receivable was $1,879,000 and $915,000 as of December 31, 1999 and 1998, respectively. The allowance for doubtful accounts was increased by provisions of $1,070,000, $210,000, and $107,000 and decreased by write-offs of $106,000, $353,000, and $599,000 for the years ended December 31, 1999, 1998, and 1997, respectively. In 1999, the increase in the provision was adjusted during the fourth quarter.

(4)   Inventories

      Inventories consist of the following:

                                                       December 31,
                                              ----------------------------
                                                  1999             1998
                                              ----------         ---------
      Parts and components                    $5,558,000         4,959,000
      Work-in-process                            584,000           743,000
      Finished goods                           2,751,000         3,242,000
                                              ----------         ---------
                                              $8,893,000         8,944,000
                                              ==========         =========


                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)   Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                            December 31
                                       ---------------------        Estimated
                                       1999             1998       useful lives
                                       ----             ----       ------------
Land                               $   246,000          246,000         --
Buildings                            2,284,000        2,585,000     20-50 years
Machinery and equipment              9,079,000        7,947,000      3-8 years
Furniture and fixtures               2,825,000        3,566,000     5-10 years
Transportation equipment               151,000          129,000       4 years
Tools and molds                      3,474,000        3,124,000       8 years
Leasehold improvements                 871,000          805,000    Term of lease
                                   -----------      -----------
                                    18,930,000       18,402,000
Less accumulated depreciation
   and amortization                 14,737,000       14,189,000
                                   -----------      -----------
                                   $ 4,193,000        4,213,000
                                   ===========      ===========

      Total depreciation and amortization expense for 1999, 1998 and 1997, related to property, plant and equipment amounted to approximately $998,000, $1,197,000 and $1,468,000, respectively.

                                                                     (Continued)

(6)   Senior Debt

      On December 31, 1999 and 1998, Porta's long-term debt consisted of senior debt under its credit facility in the amount of $16,276,000 and $10,682,000, respectively, and non-interest bearing deferred funding fee notes payable to the senior lender in the amounts of $1,242,000 and
      $2,512,000, respectively. Of these amounts outstanding $2,000,000 are classified as the current portion of senior debt as of December 31, 1999 and 1998, respectively. The credit facility consists of a combined revolving line of credit and letter of credit availability of $9,000,000. The balance of the facility is comprised of a term loan. The credit facility is secured by substantially all of Porta's assets. All obligations, except undrawn letters of credit, letter of credit guarantees and the deferred fee notes, bear interest at 12%. The Company incurs a fee of 2% per annum on the average balance of letter of credit guarantees outstanding.

      The agreement, which expires on January 2, 2001, provides for loan principal payments of $400,000 on the last day of each quarter during the term of the agreement. As part of the agreement, the loan amortization shall first be applied to the non-interest bearing notes payable until these notes are paid in full and then to the term loan. The agreement also requires Porta to pay additional principal payments if its cash flow exceeds certain amounts. A monthly facility fee payment of $50,000 continuing to the end of the agreement is also required.

      Pursuant to the November 30, 1997 extension of the credit facility, Porta agreed to amend the terms of the warrants previously issued to its senior lender. The 82,500 and 200,000 warrants, after adjustment for the antidilution provisions contained in the warrant agreement, provides for the purchase of 164,627 and 295,441 shares of common stock, respectively and are immediately exercisable at $3.00 per share and expire on November 30, 2002. The value of the change in warrant terms is estimated to be $45,000 and was recorded as a deferred financing expense and additional paid in capital in 1997.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Financial debt covenants include an interest coverage ratio measured quarterly with limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of December 31, 1999, Porta was not in compliance with the interest coverage covenant and has obtained a waiver of such non-compliance from its senior lender.

      In April 2000, the Company and its senior lender agreed to extend the loan and security agreement to July 3, 2001. As consideration Porta agreed to re-price all outstanding warrants to its senior lender to $2.00 per warrant.

      Maturities of Porta's long-term debt, including convertible subordinated debentures and subordinated notes (notes 7 and 8), are as follows:

                        2000                 $ 2,000,000
                        2001                  21,531,000
                        2002                     371,000
                                             -----------
                                             $23,902,000

(7) 6% Convertible Subordinated Debentures and Zero Coupon Senior Subordinated Convertible Notes

      As of December 31, 1999 and 1998 Porta had outstanding $371,000 and $365,000 of its 6% convertible subordinated debentures due July 1, 2002 (the "Debentures"), net of original issue discount of $14,000 and $20,000, respectively. The face amount of the outstanding Debentures was $385,000 at both December 31, 1999 and 1998. The Debentures are convertible at any time prior to maturity into Common Stock of the Company at a conversion rate of 8.333 shares for each $1,000 face amount of Debentures, subject to adjustment under certain circumstances.

      The Debentures are redeemable at the option of Porta, (a) in whole or in part, at redemption prices ranging from 89.626% of face amount beginning July 1, 1995 to 100% of face amount beginning July 1, 2001 and thereafter, together with accrued and unpaid interest to the redemption date, and (b) in whole at any time, at a redemption price equal to the issue price plus interest and that portion of the original issue discount and interest accrued to the redemption date, in the event of certain changes in United States taxation or the imposition of certain certification, information or other reporting requirements.

      Interest on the Debentures is payable on July 1 of each year. The interest accrued amounted to $12,000 as of both December 31, 1999 and 1998.

      On November 30, 1995, Porta offered the holders of its Debentures an exchange of such debt for common stock and zero coupon senior subordinated convertible notes (the "Notes") due January 2, 1998. The exchange ratio was 19.4 shares of common stock and $767.22 of principal of Notes in exchange for each $1,000 principal amount of Debentures converted. Accrued interest on the Debentures, which were exchanged was eliminated.

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      As of December 31, 1996, Porta had exchanged approximately $33,770,000 principal amount of the Debentures, net of related unamortized discount and accrued interest expense, for 655,000 shares of stock and $25,909,000 of Notes. In addition, as of December 31, 1996, $24,000 of Notes had been converted into 3,600 shares of stock.

      During 1997, Porta exchanged approximately $410,000 principal amount of the Debentures, net of related unamortized discount and accrued interest expense, for 8,000 shares of common stock and $315,000 principal amount of Notes.

      Effective November 13, 1997, Porta amended the terms of the Notes. Under the amended terms, the conversion price of the Notes was reduced to $3.65 from $6.55. As of December 31, 1997, approximately $23,400,000 principal amount of Notes was converted into approximately 6,412,000 shares of common stock. The conversion of the Notes for common stock reduced debt by $23,400,000, increased equity by $34,049,000 and resulted in a primarily non-cash charge of $11,458,000. The non-cash charge was based on the difference between the value of the shares issuable under the original terms of the Notes and the value of the shares issued with respect to the Notes under the amended terms. In connection with the conversion of the Notes, Porta issued to its investment banking firm 120,000 shares of common stock.

      During 1998, Porta (i) repaid the remaining balance of the Notes from the proceeds of the Subordinated Notes (note 8) (ii) exchanged $250,000 additional principal amount of the Debentures for 5,000 shares of common stock and $192,000 principal amount of Notes which were then converted to 53,000 shares of common stock based on the amended terms of the Notes as described above and (iii) issued approximately 330,000 shares of common stock in exchange for $1,260,000 principal amount of Debentures and accrued interest. Porta recorded a debt conversion expense of approximately $945,000, net of interest forgiven, in the first quarter of 1998. After giving effect to these transactions, as of December 31, 1998 Porta has no Notes outstanding and $385,000 principal amount of Debentures outstanding.

      The exchange of the Debentures for the Notes and common stock was accounted for as a troubled debt restructuring in accordance with Statement of Financial Accounting Standards No. 15. Since the future principal and interest payments under the Notes is less than the carrying value of the Debentures, the Notes were recorded for the amount of the future cash payments, and not discounted, the common stock issued was recorded at the market value at the time of issuance, and an extraordinary gain on restructuring was recorded of approximately $76,000 and $122,000, for 1998 and 1997, respectively. Accordingly, no future interest expense was recorded on the Notes, subsequent to the time of issuance.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8)   Subordinated Notes

      In January 1998, Porta raised $6,000,000 from the private placement of 60 units at $100,000 per unit. Each unit consisted of (a) 12% Subordinated
      Note in the principal amount of $100,000, and (b) a Series B Common Stock Purchase Warrant (a "Series B Warrant") to purchase 10,000 shares of Common Stock at $3.00 per share through December 31, 2002. In the event that any Subordinated Note was outstanding one year from the date on which such Subordinated Note was issued (the "Anniversary Date of the Note"), Porta agreed to the holder of such Subordinated Note on the Anniversary Date of the Note a Series C Common Stock Purchase Warrant ( a "Series C Warrant") to purchase 25 shares of Common Stock for each $1,000 principal amount of Subordinated Notes outstanding on the Anniversary Date of the Note. The Series C Warrant has an exercise price equal to the average closing prices of the Common Stock on each of the five trading days preceding the Anniversary Date of the Note with respect to which the Series C Warrant is being issued and will expire on December 31, 2003.

      As of December 31, 1998, the Series B and Series C Warrants were valued at $630,000 and were recorded as part of additional paid-in capital.
      Accordingly, Porta recorded the net Subordinated Notes at a value of $5,370,000. As of December 31, 1998, the Company had Subordinated Notes outstanding of $5,685,000, net of original issue discount of $315,000. In 1999, pursuant to the terms of the Notes, the Company issued to the holders of the Subordinated Notes Series C Warrants to purchase an aggregate of 150,000 shares of common stock at an average exercise price of $1.94.

      During December 1999, Porta (a) extended its maturity date of the $6,000,000 outstanding principal amount of Subordinated Notes with the right to extend the maturity date for an additional period of six months to July 3, 2001 if Porta achieves certain financial results, (b) increased the interest rate of the Subordinated Notes to 14% per annum during the initial term and to 15% during the extended term, (c) reduced the exercise price of the Series B and C Warrants to $1.00 per share, (d) granted the holders of the Subordinated Notes the right to a payment in kind option, whereby the Noteholder has the right to receive interest in the form of a new subordinated note in the principal amount equal to 125% of the interest then due, with the new subordinated note bearing interest at the rate of 125% of the then current interest rate of the Subordinated Notes, and (e) agreed that, if Porta extends the maturity date of the Subordinated Notes to July 3, 2001, it will issue to the noteholders New Warrants to purchase a total of 300,000 shares of Common Stock at the average closing price of the Common Stock for five trading days preceding January 3, 2001. As a result of the amendment to the Subordinated Notes, Porta recorded a discount of approximately $56,000 relating to the re-pricing of the warrants and additional interest expense for Noteholders who elected the paid in kind option at December 31, 1999 of approximately $13,000. As of December 31, 1999, $6,013,000 of Subordinated Notes were outstanding which includes $64,000 of additional principal from paid in kind options and unamortized debt discount of $51,000.

      In April 2000, the Company and the holders of $5,100,000 or 85%, of the subordinated notes agreed to eliminate the requirement that Porta meet specific financial goals for Porta to extend the maturity date of their subordinated Notes to July 3, 2001. In connection with this agreement, Porta agreed to issue to these noteholders New Warrants to purchase 127,500 shares of Common Stock at $3.00 per share. Porta may issue to any other noteholders who agree to this amendment New Warrants to purchase up to 22,500 shares of Common Stock at $3.00 per share. The remaining New Warrants to purchase 150,000 shares of Common Stock will be issued if the notes are extended.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)   Joint Venture

      The Company has a 50% interest in a joint venture agreement with a Korean partner. Unless otherwise terminated in accordance with the joint venture agreement, the joint venture will terminate on December 31, 2010. In addition, the Company has obtained an option to acquire an additional 1% interest of the joint venture, for approximately $190,000. The Company consolidates the operations of the joint venture since the Company can obtain a controlling interest at its election and the joint venture is entirely dependent on the Company for the products it sells and receives management assistance from the Company. The joint venture partner's interest is shown as a minority interest.

(10)  Stockholders' Equity

      Porta had outstanding warrants to its senior lender to purchase 460,068 shares of common stock, which are immediately exercisable at $3.00 per share and expire on November 30, 2002.

      In 1997, in consideration for advisory services by an investment banking firm, Porta issued warrants to purchase 400,000 shares of common stock at $1.56 per share until April 2002. In addition, in consideration for the advisory services related to the debt conversion, Porta issued to the investment banking firm 120,000 shares of common stock (note 7). In 1997, Porta recorded deferred consulting of approximately $80,000 and debt conversion expense of approximately $580,000.

      See Note 8 in connection with the issuance of the Series B and C Warrants as part of the private placement of the subordinated Notes in the principal amount of $6,000,000 and the amendment of the terms of the Subordinated Notes and Series B and C Warrants.

      As  of  December  31,  1999,  Porta  also  had  stock  purchase   warrants
      outstanding to purchase 53,000 shares of common stock at an exercise price of $17.50 per share until November 2001.

      Under a 1984 Employee Incentive Plan, Porta provided an opportunity for certain employees of the Company and its subsidiaries to acquire subordinated convertible debentures. As a result, as of December 31, 1998, there was $13,000 of employee promissory notes receivable outstanding, of which the maturity date has been extended to April 1999. During 1998, the Board of Directors approved a reduction in the original issue price of the debentures to the then current market rate of the common stock, approximately $1.38 per share, which common stock was held by Porta as collateral for the notes. Accordingly, the related receivable from employees was reduced from $307,000 to $13,000 to reflect the new valuation. The reduction on the original issue resulted in a non-cash compensation charge in 1998 of $298,000. During 1999, all of the receivables from employees were paid.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      During 1998, the Board of Directors adopted a Stock Purchase Program (the "program") for senior executive officers and directors of the Company. The program was established to increase the direct equity investment in the Corporation of the senior executives and directors. The program sets forth that each participant shall purchase common stock equal to ten percent of the participant's salary for those who are officers and $30,000 with respect to those who are outside directors. The number of shares purchased is based on the fair market value per share of Common stock of $1.50. The stock purchase for each officer is payable to the Company on an installment basis. Porta is holding the shares as security against the outstanding obligation until it is paid in full. The maximum number of shares to be issued pursuant to the program is 186,000. The initial receivable related to the program was $279,000. As of December 31, 1999 and 1998, the receivable balance was $0 and $268,000, respectively.

(11)  Stockholder Rights Plan

      Porta has a Stockholder Rights Plan in which preferred stock purchase rights were distributed to stockholders as a dividend at the rate of one right for each common share. Each right entitles the holder to buy from Porta one one-hundredth of a newly issued share of Series A junior participating preferred stock at an exercise price of $175.00 per right.

      The rights will be exercisable only if a person or group acquires beneficial ownership of 22.5 percent or more of Porta's common stock or commences a tender or exchange offer upon consummation of which such person or group would beneficially own 22.5 percent or more of the common stock.

      If any person becomes the beneficial owner of 22.5 percent or more of Porta's common stock other than pursuant to an offer for all shares which is fair to and otherwise in the best interests of Porta and its stockholders, each right not owned by such person or related parties will enable its holders to purchase, at the right's then current exercise price, shares of common stock of Porta (or, in certain circumstances as determined by the Board of Directors, a combination of cash, property, common stock or other securities) having a value of twice the right's exercise price. In addition, if Porta is involved in a merger or other business combination transaction with another person in which its shares are changed or converted, or sells more than 50 percent of its assets to another person or persons, each right that has not previously been exercised will entitle its holder to purchase, at the right's then current exercise price, common shares of such other person having a value of twice the right's exercise price.

      Porta will generally be entitled to redeem the rights, by action of a majority of the continuing directors of the Company, at $.01 per right at any time until the tenth business day following public announcement that a
      22.5 percent position has been acquired.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(12)  Employee Benefit Plans

      Porta has deferred compensation agreements with certain officers and employees, with benefits commencing at retirement equal to 50% of the employee's base salary, as defined. Payments under the agreements will be made for a period of fifteen years following the earlier of attainment of age 65 or death. During 1999, 1998 and 1997, Porta accrued approximately $180,000, $185,000 and $203,000, respectively, under these agreements.

      In 1986, Porta established the Porta Systems Corp. 401(k) Savings Plan for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. Porta will match a participant's contribution by an amount equal to 25% of the first 6% contributed by the participant. A participant is 100% vested in the balance to his credit. For the years ended December 31, 1999, 1998 and 1997, Porta's contribution amounted to $93,000, $96,000 and $96,000, respectively.

      In 1999, Porta established the Employee Stock Purchase Plan for the benefit of eligible employees, as defined in the Purchase Plan, which permits employees to purchase Porta's common stock at discounts up to 15%. Porta has reserved 1,000,000 shares of Porta stock for issuance under the plan. The first quarterly period under the Purchase Plan commenced October 1999. Subsequent to December 31, 1999, Porta issued approximately 28,000 shares of stock to the participants of the Purchase Plan at a 10% discount, resulting in a purchase price $0.675.

      Porta does not provide any other post-retirement benefits to any of its employees.

(13)  Incentive Plans

      During 1999, Porta established an Employee Stock Bonus Plan whereby stock may be given to non-officers or directors to recognize the contributions of employees. A maximum of 100,000 shares of common stock is reserved for issuance pursuant to the Bonus Plan. During 1999 Porta issued 4,250 shares of common stock pursuant to the Bonus Plan and recorded a charge of approximately $8,000.

      Porta's 1986 Stock Incentive Plan ("1986 Plan"), expired in March 1996, although options granted prior to the expiration date remain in effect in accordance with their terms. Options granted under the 1986 Plan may be incentive stock options, as defined in the Internal Revenue Code, or options that are not incentive stock options. The exercise price for all options granted were equal to the fair market value at the date of grant.

      Porta's 1996 Stock Incentive Plan ("1996 Plan") covers 450,000 shares of common stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1996 Plan was approved. Options under the 1996 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1996 Plan. The exercise price for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1996 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 2,000 shares on May 1st of each year commencing May 1, 1996, based upon the average closing price of the last ten trading days of April of each year.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Porta's 1998 Stock Non-Qualified Stock Option Plan ("1998 Plan") covers 450,000 shares of common stock. Options under the 1998 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries. The exercise price for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors.

      Porta's 1999 Incentive and Non-Qualified Stock Option Plan ("1999 Plan") covers 400,000 shares of common stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1999 Plan was approved. Options under the 1999 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1999 Plan. The exercise price for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1999 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year; provided, however, that the non-management directors will not be granted non-qualified options pursuant to the 1999 Plan for any year to the extent options are granted under the 1996 Plan for such year.

      During 1998, pursuant to an employment contract with an officer, Porta issued options to purchase 30,000 shares of common stock at $1.25 per share, which approximated market value on the date of issuance, and expire on August 2004. As of December 31, 1999, options to purchase 10,000 shares of common stock had vested.

      During 1999, pursuant to employment contracts with 4 officers, Porta issued options to purchase 95,000 shares of common stock at $2.06, as to 60,000 shares and $1.75, as to 35,000 shares. The exercise prices approximated market value on the date of issuance. The options expire in January 2004 and May 2005, respectively. As of December 31, 1999 none of the options are vested.

      Porta applies APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for the 1999, 1998, 1996 and 1986 Plans. Under APB 25, no compensation cost is recognized for options granted to employees at exercise prices greater than or equal to fair market value of the underlying common stock at the date of grant.

      Porta has adopted the disclosure only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123") which requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income and net income per common share (basic and diluted) as if compensation costs for Porta's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No.123. If Porta had elected to recognize compensation costs based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and net income
      (loss) per share (basic and diluted) would have been reduced to the pro forma amounts indicated below:

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued
                  (Dollars in thousands, except per share data)

                                                  1999         1998       1997
                                                  ----         ----       ----
       Pro forma net income (loss)             $(14,280)      $ 237     $(7,026)
       Pro forma net income (loss)
        per share (basic and diluted)          $  (1.50)      $0.03     $ (2.26)

      The weighted-average fair value of options granted was $1.36, $ 1.47 and $0.35 per share in 1999, 1998 and 1997, respectively.

      The fair  value of each  option  grant is  estimated  on the date of grant
      using  the   Black-Scholes   option-pricing   model  with  the   following
      assumptions for 1999, 1998 and 1997:

      Dividends:                                  $0.00 per share
      Volatility:                                 45.8%-80.00%
      Risk-free interest:                         4.50%-6.40%
      Expected term:                              5 years

      A summary of the status of Porta's 1986 stock option plan as of December 31, 1999, 1998, and 1997, and changes during the years ending on those dates is presented below:

                                               1999                      1998                      1997
                                      ----------------------    ----------------------    ----------------------
                                      Shares  Weighted          Shares  Weighted          Shares  Weighted
                                      Under   Average           Under   Average           Under   Average
                                      Option  Exercise Price    Option  Exercise Price    Option  Exercise Price
                                      ------  --------------    ------  --------------    ------  --------------
Outstanding beginning of year         15,527  $    57            16,392    $57             16,397     $57

Granted                                   --                         --                        --
Exercised                                 --                         --                        --
Forfeited                            (12,527)      70              (865)    63                 (5)     38
                                     -------                     ------                    ------

Outstanding end of year                3,000  $     5            15,527    $57             16,392     $57
                                     =======                     ======                    ======     ===
Options exercisable at year-end        3,000                     15,527                    16,392
                                     =======                     ======                    ======

      The following table summarizes information about stock options outstanding under the 1986 Plan at December 31, 1999:

                                Options Outstanding                       Options Exercisable
                  ------------------------------------------------   ------------------------------
Range of          Outstanding   Remaining         Weighted-average   Exercisable   Weighted-Average
Exercise Prices   at 12/31/99   Contractual Life  Exercise Price     at 12/31/99   Exercise Price
---------------   -----------   ----------------  ----------------   -----------   ----------------
$ 5               3,000         2.8 years         $ 5                    3,000           $ 5
                  =====                                                  =====

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      A summary of the status of Porta's 1996 stock option plan as of December 31, 1999, 1998 and 1997, and changes during the year is presented below:

                                               1999                      1998                      1997
                                      ----------------------    ----------------------    ----------------------
                                      Shares  Weighted          Shares  Weighted          Shares  Weighted
                                      Under   Average           Under   Average           Under   Average
                                      Option  Exercise Price    Option  Exercise Price    Option  Exercise Price
                                      ------  --------------    ------  --------------    ------  --------------
Outstanding beginning of year         447,938  $  1.73          437,988   $1.67           79,448     $2.45
Granted                                    --       --           12,000    3.85          358,780      1.50
Exercised                                  --       --               --      --               --        --
Forfeited                             (35,100)    1.77          (2,050)    1.51             (240)     2.00
                                      -------                   -------                  -------

Outstanding end of year               412,838  $  1.73          447,938   $1.73          437,988     $1.67
                                      =======                   =======                  =======
  Options exercisable at year-end     412,838                   447,938                  333,488
                                      =======                   =======                  =======

      The following table summarizes information about stock options outstanding under the 1996 Plan at December 31, 1999:

                                Options Outstanding                       Options Exercisable
                  ------------------------------------------------   ------------------------------
Range of          Outstanding   Remaining         Weighted-average   Exercisable   Weighted-Average
Exercise Prices   at 12/31/99   Contractual Life  Exercise Price     at 12/31/99   Exercise Price
---------------   -----------   ----------------  ----------------   -----------   ----------------
$ 1 to 5          412,838       6.5 years         $ 1.73                 412,838         $ 1.73
                  =======                                                =======

      A summary of the status of Porta's 1998 stock option plan as of December 31, 1999, and changes during the year is presented below:

                                          1999                     1998
                                 ----------------------   ----------------------
                                 Shares  Weighted         Shares  Weighted
                                 Under   Average          Under   Average
                                 Option  Exercise Price   Option  Exercise Price
                                 ------  --------------   ------  --------------

Outstanding beginning of year    444,500    $3.25               0   $0.00
Granted                            2,200     1.96         448,000    3.25
Exercised                             --      --               --     --
Forfeited                        (17,500)    2.32          (3,500)   3.25
                                 -------                  -------
Outstanding end of year          429,200    $3.28         444,500   $3.25
                                 =======                  =======
  Options exercisable at
   year-end                      358,400                     -0-
                                 =======                  =======
      The following table summarizes information about stock options outstanding under the 1998 Plan at December 31, 1999:

                                Options Outstanding                       Options Exercisable
                  ------------------------------------------------   ------------------------------
Range of          Outstanding   Remaining         Weighted-average   Exercisable   Weighted-Average
Exercise Prices   at 12/31/99   Contractual Life  Exercise Price     at 12/31/99   Exercise Price
---------------   -----------   ----------------  ----------------   -----------   ----------------
$ 1 to 5          429,200       4.1 years         $ 3.28             358,400       $ 2.64
                  =======                                            =======

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      A summary of the status of Porta's 1999 stock option plan as of December 31, 1999, and changes during the year is presented below:

                                                             1999
                                                 -----------------------------
                                                 Shares         Weighted
                                                 Under          Average
                                                 Option         Exercise Price
                                                 ------         --------------
Outstanding beginning of year                         0          $0.00
Granted                                          25,500           1.72
Exercised                                            --             --
Forfeited                                          -0-
                                                 ------
Outstanding end of year                          25,500          $1.72
                                                 ======
   Options exercisable at year-end               25,000
                                                 ======

      The following table summarizes information about stock options outstanding under the 1999 Plan at December 31, 1999:

                                Options Outstanding                       Options Exercisable
                  ------------------------------------------------   ------------------------------
Range of          Outstanding   Remaining         Weighted-average   Exercisable   Weighted-Average
Exercise Prices   at 12/31/99   Contractual Life  Exercise Price     at 12/31/99   Exercise Price
---------------   -----------   ----------------  ----------------   -----------   ----------------
$ 1 to 5          25,500        9.3 years         $ 1.72             25,000        $ 1.73
                  ======                                             ======

(14)  Income Taxes

      The provision for income taxes consists of the following:

                         1999                 1998                 1997
                         ----                 ----                 ----
                   Current   Deferred   Current   Deferred   Current   Deferred

Federal            $    --   716,000         --    (8,000)    40,000   (708,000)
State and foreign   62,000    95,000    615,000    (1,000)   177,000    (94,000)
                   -------   -------    -------    ------    -------   --------
      Total        $62,000   811,000    615,000    (9,000)   217,000   (802,000)
                   =======   =======    =======    ======    =======   ========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      A reconciliation of Porta's income tax provision and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income
      (loss) from continuing operations before income taxes is as follows:

                                                                   1999            1998            1997
                                                                   ----            ----            ----
Tax expense (benefit) at statutory rate                        $(4,356,000)      398,000      (2,526,000)
Increase (decrease) in income tax benefit resulting from:
   Increase (decrease) in valuation allowance                    5,486,000    (4,097,000)    (22,740,000)
   State and foreign taxes, less applicable federal benefits      (368,000)      615,000          83,000
   Debt conversion expense not deductible for tax                       --       411,000       3,620,000
   Other expenses not deductible for tax                           152,000       136,000         206,000
   Foreign income taxed at rates
       lower than U.S. statutory rate                               (5,000)     (239,000)       (730,000)
   Utilization of net operating loss carryforward                       --      (118,000)       (669,000)
   Expiration of capital loss and investment
       tax credit carryforwards                                         --     4,387,000         642,000
   Estimated NOL in excess of 382 limitation                            --      (719,000)     21,500,000
   Other                                                           (36,000)     (168,000)         29,000
                                                               -----------    ----------    ------------
                                                               $   873,000       606,000        (585,000)
                                                               ===========    ==========    ============

      Porta has unused United States tax net operating loss (NOL) carryforwards of approximately $74,593,000 expiring at various dates between 2007 and 2019. No tax benefit or expense was apportioned to the 1997 and 1998 extraordinary gains, as such amounts are immaterial. Due to the change in ownership which resulted from the conversion of Porta's Zero coupon subordinated convertible notes to common stock, Porta's usage of its NOL will be limited in accordance with Internal Revenue Code section 382. Porta's carryforward utilization of the NOL is limited to $1,767,000 per year. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). The capital loss carryforwards expired during 1998 and, as a result of the section 382 limitation, no benefit from tax credit carryforwards will be available. In addition, Porta has foreign NOL carryforwards of approximately $5,300,000 with indefinite expiration dates.

      Porta's United States net operating loss carryforwards expire in the following years:

                      2009                       $  4,105,000
                      2010                         18,880,000
                      2011                            884,000
                      2018                             37,000
                      2019                          5,912,000
                                                 ------------
                                                 $ 29,818,000
                                                 ============
                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The components of the deferred tax assets and liabilities, the net balance of which is included in prepaid and other current assets, as of December 31, 1999 and 1998 are as follows:

                                                       1999             1998
                                                  ------------      -----------
Deferred tax assets:
   Inventory                                      $  1,193,000        1,488,000
   Allowance for doubtful accounts
     receivable                                        723,000          345,000
   Benefits of tax loss carryforwards               13,285,000        9,056,000
   Benefit plans                                       819,000          871,000
   Accrued commissions                                 718,000          913,000
   Other                                               449,000          290,000
   Depreciation                                        906,000          487,000
                                                  ------------      -----------
                                                    18,093,000       13,450,000
   Valuation allowance                             (18,903,000)     (12,607,000)
                                                  ------------      -----------
                                                            --          843,000
Deferred tax liabilities:
   Capitalized software costs                               --          (32,000)
                                                  ------------      -----------
                                                  $         --          811,000
                                                  ============      ===========

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

      Because of Porta's tax losses in 1999, a valuation allowance for the entire deferred tax asset was provided due to the uncertainty as to future realization. During the years ended December 31, 1998 and 1997, the valuation allowance was carried at an amount that reflected a net deferred tax asset equal to the anticipated tax benefit of the temporary differences, which were expected to be realized within one year.

      The income tax returns of Porta and its subsidiary operating in Puerto Rico were examined by the IRS for the tax years ended December 31, 1989 and 1988. As a result of this examination, the IRS increased the Puerto Rico subsidiary's taxable income resulting from intercompany transactions, with a corresponding increase in Porta's net operating losses. The settlement amounted to approximately $953,000. Porta is currently in a structured settlement with the IRS, which is reviewed annually, whereby monthly payments will be made to liquidate the settlement. Aggregate annual amounts payable by Porta, including interest on the unpaid amounts at a current rate of 7%, is $240,000 in 1999. As of December 31, 1999, Porta has made all the required payments through that date under the settlement and approximately $586,000 remains outstanding.

      No provision was made for U.S. income taxes on the undistributed earnings of Porta's foreign subsidiaries as it is management's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 1999, undistributed earnings of the foreign subsidiaries amounted to approximately $2,908,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(15)  Leases

      At December 31, 1999, Porta and its subsidiaries leased manufacturing and administrative facilities, equipment and automobiles under a number of operating leases. Porta is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 1999, 1998, and 1997 amounted to approximately $874,000, $716,000 and
      $827,000, respectively. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

                         2000                      $    758,000
                         2001                           445,000
                         2002                           436,000
                         2003                           414,000
                         2004                           385,000
                         Thereafter                   3,631,000
                                                   ------------
                                                   $  6,069,000
                                                   ============
(16)  Contingencies

      At December 31, 1999, Porta was contingently liable for outstanding letters of credit and surety bonds aggregating approximately $1,780,000 and $1,323,000, respectively, as security for the performance of certain long-term contracts.

      In December 1999, Porta entered into a series of agreements with a non-affiliated party relating to the proposed licensing and development of certain new products and the performance by the other party of maintenance services for certain of Porta's clients. Porta has determined that it cannot recognize income or expense under these contracts and that the contracts do not reflect correctly the fair market value of the licenses exchanged and that the contracts are null and void. However, it is possible that the other party may assert claims against Porta under the contracts. Although Porta believes that it has valid defenses to any claim under the contracts, if there is litigation concerning the contracts, the other party may prevail.

      Porta is a party to legal actions arising out of the ordinary conduct of its business. Management believes that the settlement of these matters will not have a materially adverse effect on the financial position of the Company (note 20).

(17)  Major Customers

      During the years ended December 31, 1999, 1998 and 1997, Porta's five largest customers accounted for sales of $19,700,000, or approximately 51% of sales, $28,797,000, or approximately 49% of sales, and $30,633,000, or approximately 48% of sales, respectively. Porta's largest customer is British Telecommunications plc ("BT"). Sales to BT for the year ended December 31, 1999, 1998 and 1997 amounted to $7,825,000, $15,349,000 and
      $13,876,000, respectively, or approximately 20%, 26% and 22%, respectively, of Porta's sales for such years. Therefore, any significant interruption or decline in sales to BT may have a materially adverse effect upon Porta's operations. During 1998, sales to a Chilean telephone company were $6,834,000, or approximately 12% of sales. No other customers account for 10% or more of Porta's sales for any year. Approximately 28%, 64% and 64%, respectively, of Porta's accounts receivable are due from the five largest customers as of December 31, 1999, 1998 and 1997. respectively.

(18)  Fair Values of Financial Instruments

      Cashequivalents, accounts receivable, accounts and notes payable, accrued expenses and short-term loans are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

      The fair value of Porta's long-term debt cannot be reasonably estimated due to the lack of marketability of such instruments.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(19)  Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

Numerator-Basic and diluted
 net income (loss) per share:                      1999            1998           1997
                                               ------------      --------     ------------
  Income (loss) from continuing operations     $(13,686,000)     $451,000     $ (7,021,000)
  Extraordinary item                                     --        76,000          122,000
                                               ------------      --------     ------------
  Net income (loss)                            $(13,686,000)     $527,000     $ (6,899,000)
                                               ============      ========     ============
Denominator:

   Denominator for basic net income (loss)
    per share-weighted-average shares             9,489,000      9,281,000       3,111,000
   Effect of dilutive securities:
      Options and Warrants                               --       452,000               --
      6% Convertible Subordinated Notes                  --        52,000               --
                                               ------------      --------     ------------
   Denominator for diluted net income (loss)
    per share-adjusted weighted-average
    shares and assumed conversions                9,489,000      9,785,000       3,111,000
                                               ============      ========     ============
   Basic per share amounts:
      Continuing operations                    $      (1.44)     $   0.05     $      (2.26)
      Extraordinary item                                 --          0.01             0.04
                                               ------------      --------     ------------
        Net income (loss) per share
         of common stock                       $      (1.44)     $   0.06     $      (2.22)
                                               ============      ========     ============

   Diluted per share amounts:
      Continuing operations                    $      (1.44)     $   0.04     $      (2.26)
      Extraordinary item                                 --          0.01             0.04
                                               ------------      --------     ------------
        Net income (loss) per share
         of common stock                       $      (1.44)     $   0.05     $      (2.22)
                                               ============      ========     ============

      In November 1997, approximately $23,400,000 of the Notes were converted into approximately 6,412,000 shares of common stock. Had this conversion taken place as of January 1, 1997, the denominator for the basic net loss per share (the weighted-average shares) and the diluted net loss per share (adjusted weighted-average shares and assumed conversion) would have been 8,639,000 for 1997.

      Options to purchase 638,508, 486,577 and 25,442 shares of common stock for 1999, 1998 and 1997, respectively, with exercise prices ranging from $1.69 to $5.00, $3.25 to $86.25 and $3.69 to $86.25 for 1999, 1998 and 1997,
      respectively, were outstanding but not included in the computation of diluted net income (loss) per share because the exercise prices were greater than the average market price of common stock during such years.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Warrants to purchase 860,000, 53,000 and 548,668 shares of common stock for 1999, 1998 and 1997, respectively, with exercise prices ranging from $1.56 to $3.00, $17.50 and $3.00 to $50.00 for 1999, 1998 and 1997,
      respectively, were outstanding but not included in the computation of diluted net income (loss) per share because the exercise prices were greater than the average market price of common stock during such years.

(20)  Legal Matters

      In July 1996, an action was commenced against Porta and certain present and former directors in the Supreme Court of the State of New York, New York County by certain stockholders and warrant holders of Porta who acquired their securities in connection with the acquisition by Porta of Aster Corporation. The complaint alleges breach of contract against Porta and breach of fiduciary duty against the directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $413,000; however, counsel for the plaintiff have advised Porta that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. Porta believes that the defendants have valid defenses to the claims. Discovery is proceeding.

      In December 1999, Porta was served with a request for arbitration for commissions allegedly owed to a former sales representative. Porta terminated its sales representative agreement in July 1999. The request for arbitration alleges that Porta's termination of the agreement was improper and that the representative is entitled to be paid damages based on the commissions he allegedly would have received for an indefinite term beginning August 1999. Additionally, the request for arbitration alleges that the representative was not paid for certain unspecified commissions that he was supposedly entitled to receive during the period from February 1, 1986 through July 31, 1999. The request for arbitration does not specify the precise amount of damages, but estimates damages approximating $500,000. The arbitration is in its earliest stages and Porta intends to defend it vigorously.

(21)  Cash Flow Information

      (1) Supplemental cash flow information for the years ended December 31, is as follows:

                                                 1999         1998         1997
                                                ------        -----        -----
Cash paid for interest                          $3,117        2,629        2,757
                                                ======        =====        =====
Cash paid for income taxes                      $  379          223          117
                                                ======        =====        =====

      (2)   Non-cash transactions:

            (i) During 1998 and 1997, the Company exchanged approximately $250,000 and $410,000 principal amount of its Debentures, net of unamortized discount and accrued interest, for 5,000 and 8,000 shares of common stock, and $192,000 and $315,000 of Notes, respectively (note 7).

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

            (ii) During 1998 and 1997, the Company issued 53,000 and 6,412,000 shares of common stock, respectively, upon the conversion of Notes valued at approximately $280,000 and $34,000,000, respectively (note
            7).

            (iii) During 1998, the Company issued 330,000 shares of common stock upon the conversion of $1,260,000 of Debentures (note 7)

            (iv) During 1998, the Company issued 147,000 shares of common stock valued at approximately $500,000 to satisfy a portion of the final settlement of a class action lawsuit (note 10).

            (v) In connection with the November 1997 extension of the Company's credit facility with its senior lender, the Company amended the terms of previously issued warrants to purchase common stock to reduce the exercise price. The value of the reduction in the exercise price, approximately $45,000 was recorded as deferred financing and additional paid in capital.

            (vi) In connection with advisory services provided in 1997 by an investment banking firm, the Company issued 120,000 shares of common stock in 1998 valued at approximately $340,000 and warrants to purchase 400,000 shares of common stock valued at approximately $160,000 were issued in 1997 (notes 7 and 10).

            (vii) In 1998, in connection with the subordinated notes, the Company issued Series B and Series C Warrants, which were valued at $630,000 and were recorded as part of additional paid in capital and original issue discount (note 8).

            (viii) In 1999, in connection with advisory services provided by an investment banking firm, the Company issued 150,000 shares of common stock valued at approximately $113,000 (notes 7 and 10).

            (ix) In 1999, in connection with the amendment to the subordinated notes, Porta reduced the exercise price of the Series B and Series C Warrants, which was valued at $56,000 and recorded as part of additional paid in capital and debt discount (note 8).

(22)  Segment and Geographic Data

      Porta has three reportable segments: Line Connection and Protection Equipment ("Line") whose products interconnect copper telephone lines to switching equipment and provides fuse elements that protect telephone equipment and personnel from electrical surges; Operating Support Systems ("OSS") whose products automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment; and Signal Processing ("Signal") whose products are used in data communication devices that employ high frequency transformer technology.

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

                                            1999           1998          1997
                                       ------------    -----------    ----------
Revenue:
      Line                             $ 18,189,000     24,291,000    23,753,000
      OSS                                14,254,000     27,318,000    29,561,000
      Signal                              6,328,000      7,539,000     8,280,000
                                       ------------    -----------    ----------
                                       $ 38,771,000     59,148,000    61,594,000
                                       ============    ===========    ==========
Segment profit:
      Line                             $  3,582,000      6,580,000     7,091,000
      OSS                               (10,650,000)      (365,000)      634,000
      Signal                              1,884,000      1,953,000     2,325,000
                                       ------------    -----------    ----------
                                       $ (5,184,000)     8,168,000    10,050,000
                                       ============    ===========    ==========
Depreciation and amortization:
      Line                             $    505,000        722,000       831,000
      OSS                                   881,000      1,170,000     1,850,000
      Signal                                199,000        200,000       215,000
                                       ------------    -----------    ----------
                                       $  1,585,000      2,092,000     2,896,000
                                       ============    ===========    ==========
Total identifiable assets:
      Line                             $  7,921,000     10,330,000     9,329,000
      OSS                                21,637,000     28,283,000    25,018,000
      Signal                              7,965,000      8,176,000     8,273,000
                                       ------------    -----------    ----------
                                       $ 37,523,000     46,789,000    42,620,000
Capital expenditures:                  ============    ===========    ==========
      Line                             $    415,000        280,000       277,000
      OSS                                   670,000        283,000        97,000
      Signal                                 27,000         93,000        12,000
                                       ------------    -----------    ----------
                                       $  1,112,000        656,000       386,000
                                       ============    ===========    ==========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table reconciles segment totals to consolidated totals:

                                                          1999           1998           1997
                                                     ------------    -----------    -----------
Revenue:
      Total revenue for reportable segments          $ 38,771,000     59,148,000     61,594,000
      Other revenue                                       165,000        195,000        636,000
                                                     ------------    -----------    -----------
   Consolidated total revenue                        $ 38,936,000     59,343,000     62,230,000
                                                     ============    ===========    ===========
Operating income:
      Total segment profit for reportable segments   $ (5,184,000)     8,168,000     10,050,000
      Corporate and unallocated                        (4,525,000)    (3,602,000)    (3,949,000)
                                                     ------------    -----------    -----------
   Consolidated total operating income               $ (9,709,000)     4,566,000      6,101,000
                                                     ============    ===========    ===========
Depreciation and amortization:
      Total for reportable segments                  $  1,585,000      2,092,000      2,896,000
      Corporate and unallocated                            91,000        103,000        144,000
                                                     ------------    -----------    -----------
   Consolidated total deprecation and amortization   $  1,676,000      2,195,000      3,040,000
                                                     ============    ===========    ===========
Total assets:
      Total for reportable segments                  $ 37,523,000     46,789,000     42,620,000
      Corporate and unallocated                         5,925,000      5,347,000      8,380,000
                                                     ------------    -----------    -----------
   Consolidated total assets                         $ 43,448,000     52,136,000     51,000,000
                                                     ============    ===========    ===========
Capital expenditures:
      Total for reportable segments                  $  1,112,000        656,000        386,000
      Corporate and unallocated                            79,000          9,000         23,000
                                                     ------------    -----------    -----------
   Consolidated total capital expenditures           $  1,191,000        665,000        409,000
                                                     ============    ===========    ===========

      The following table presents information about the Company by geographic area:

                                             1999          1998          1997
                                         -----------    ----------    ----------
Revenue:
      United States                      $14,368,000    18,951,000    17,980,000
      United Kingdom                      15,673,000    20,441,000    18,640,000
      Asia/Pacific                         4,159,000     7,181,000    10,278,000
      Other Europe                         3,130,000     3,377,000    10,587,000
      Latin America                        1,257,000     7,463,000     2,429,000
      Other North America                    296,000     1,879,000     1,289,000
      Other                                   53,000        51,000     1,027,000
                                         -----------    ----------    ----------
Consolidated total revenue               $38,936,000    59,343,000    62,230,000
                                         ===========    ==========    ==========
Consolidated long-lived assets:
      United States                      $12,011,000    12,317,000    13,044,000
      United Kingdom                       2,398,000     2,520,000     2,776,000
      Other North America                    618,000       663,000       650,000
      Asia/Pacific                           200,000       273,000       245,000
      Latin America                           35,000        26,000             0
      Other                                    8,000        11,000        11,000
                                         -----------    ----------    ----------
                                          15,270,000    15,810,000    16,726,000
   Current and other assets               28,178,000    36,326,000    34,274,000
                                         -----------    ----------    ----------
Consolidated total assets                $43,448,000    52,136,000    51,000,000
                                         ===========    ==========    ==========