Form 10-Q
period 2000-03-31
PORTA SYSTEMS CORP
filed 2000-05-12
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from........to.........
                          Commission file number 1-8191

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

        Common stock (par value $0.01) 9,785,310 shares as of May 4, 2000


                               Page 1 of 11 pages

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                                March 31,   December 31,
                                                                                  2000          1999
                                                                                --------    ------------
                                                                               (Unaudited)
                    Assets
                    ------
Current assets:
     Cash and cash equivalents                                                  $  3,107    $  3,245
     Accounts receivable - trade, less allowance for doubtful accounts            17,517      12,137
     Inventories                                                                   8,600       8,893
     Prepaid expenses and other current assets                                     1,410       1,373
                                                                                --------    --------
                  Total current assets                                            30,634      25,648

      Property, plant and equipment, net                                           4,668       4,193
      Goodwill, net                                                               10,902      11,076
      Other assets                                                                 2,630       2,531
                                                                                --------    --------
                  Total assets                                                  $ 48,834    $ 43,448
                                                                                ========    ========

                                    Liabilities and Stockholders' Deficit
                                    -------------------------------------
Current liabilities:
      Current portion of senior debt                                            $  2,000    $  2,000
      Subordinated notes                                                             900         ---
      Accounts payable                                                            11,103       8,831
      Accrued expenses                                                             6,819       5,723
      Accrued interest payable                                                       515         588
      Accrued commissions                                                          1,621       1,864
      Accrued deferred compensation                                                  196         196
      Income taxes payable                                                           240         267
      Short-term loans                                                                 8          44
                                                                                --------    --------
                  Total current liabilities                                       23,402      19,513
                                                                                --------    --------

Senior debt, net of current maturities                                            17,668      15,518
Subordinated notes                                                                 5,126       6,013
6% convertible subordinated debentures                                               372         371
Deferred compensation                                                                917       1,004
Income taxes payable                                                                 301         352
Other long-term liabilities                                                          945         971
Minority interest                                                                  1,028       1,093
                                                                                --------    --------
                  Total long-term liabilities                                     26,357      25,322
                                                                                --------    --------

                  Total Liabilities                                               49,759      44,835
                                                                                --------    --------

Stockholders' deficit:
      Preferred stock, no par value; authorized 1,000,000 shares, none issued        ---         ---
      Common stock, par value $.01; authorized 20,000,000 shares, issued
      9,760,400 and 9,638,861 shares at March 31, 2000 and December 31, 1999          98          96
       Additional paid-in capital                                                 75,426      75,310
       Accumulated deficit                                                       (70,652)    (70,959)
       Accumulated other comprehensive loss:
               Foreign currency translation adjustment                            (3,859)     (3,896)
                                                                                --------    --------
                                                                                   1,013         551
        Treasury stock, at cost                                                   (1,938)     (1,938)
                                                                                --------    --------
                  Total stockholders' deficit                                       (925)     (1,387)
                                                                                --------    --------
                  Total liabilities and stockholders' deficit                   $ 48,834    $ 43,448
                                                                                ========    ========


          See accompanying notes to consolidated financial statements.
                               Page 2 of 11 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
 Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
                      (In thousands, except per share data)


                                                                     Three Months Ended
                                                                    March 31,   March 31,
                                                                      2000       1999
                                                                   --------    --------

Sales                                                              $ 15,928    $  9,526
Cost of sales                                                        10,212       6,715
                                                                   --------    --------
     Gross profit                                                     5,716       2,811

Selling, general and administrative expenses                          3,135       2,754
Research and development expenses                                     1,408       1,270
                                                                   --------    --------
         Total expenses                                               4,543       4,024
                                                                   --------    --------

         Operating income (loss)                                      1,173      (1,213)

Interest expense                                                       (934)       (793)
Interest income                                                          27          68
Other income (expense), net                                               5         136
                                                                   --------    --------
         Income (loss) before income taxes and minority interest        271      (1,802)

Income tax expense                                                      (30)         (8)
Minority interest                                                        65          66
                                                                   --------    --------

Net income (loss)                                                  $    306    $ (1,744)
                                                                   ========    ========

Other comprehensive income (loss), net of tax:

         Foreign currency translation adjustments                        37         (41)
                                                                   --------    --------

Comprehensive income (loss)                                        $    343    $ (1,785)
                                                                   ========    ========

Per share data:

Basic per share amounts:

         Net income (loss) per share of common stock               $   0.03    $  (0.18)
                                                                   ========    ========

         Weighted average shares outstanding                          9,661       9.485
                                                                   ========    ========

Diluted per share amounts:

         Net income (loss) per share of common stock               $   0.03    $  (0.18)
                                                                   ========    ========

         Weighted average shares outstanding                         10,707       9.485
                                                                   ========    ========


     See accompanying notes to unaudited consolidated financial statements.
                               Page 3 of 11 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                            Three Months Ended
                                                                         March 31,       March 31,
                                                                           2000            1999
                                                                         ---------       ---------
Cash flows from operating activities:
     Net income (loss)                                                   $   306         $(1,744)
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
         Non-cash financing expenses                                         ---               7
         Depreciation and amortization                                       374             386
         Amortization of debt discounts                                       14              80
         Minority interest                                                   (65)            (66)
     Changes in operating assets and liabilities:
         Accounts receivable                                              (5,380)          5,554
         Inventories                                                         293            (505)
         Prepaid expenses                                                    (37)           (654)
         Other assets                                                       (108)            103
         Accounts payable, accrued expenses and other liabilities          2,861          (3,562)
                                                                         -------         -------
              Net cash used in operating activities                       (1,742)           (401)
                                                                         -------         -------

Cash flows from investing activities:
         Proceeds from disposal of assets                                    ---             243
         Capital expenditures, net                                          (664)            (96)
         Proceeds from exercised options and warrants                        118             ---
         Repayment of employee loans                                         ---              89
                                                                         -------         -------
              Net cash provided by (used in) investing activities           (546)            236
                                                                         -------         -------

Cash flows from financing activities:
         Proceeds from senior debt                                         2,550             ---
         Repayments of senior debt                                          (400)           (620)
         Proceeds from (repayments of) short term loans                      (36)            (31)
                                                                         -------         -------
              Net cash provided by (used in) financing activities          2,114            (651)
                                                                         -------         -------

     Effect of exchange rate changes on cash                                  36             (47)
                                                                         -------         -------

     Decrease in cash and cash equivalents                                  (138)           (863)

     Cash and equivalents - beginning of the year                          3,245           3,044
                                                                         -------         -------

     Cash and equivalents - end of the period                            $ 3,107         $ 2,181
                                                                         =======         =======

     Supplemental cash flow disclosure:

         Cash paid for interest expense                                  $   996         $   525
                                                                         =======         =======

         Cash paid for income taxes                                      $    20         $    60
                                                                         =======         =======


     See accompanying notes to unaudited consolidated financial statements.
                               Page 4 of 11 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 1999. Results for the interim period are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market. The composition of inventories at the end of the respective periods is as follows:

                                            March 31, 2000    December 31, 1999
                                            --------------    -----------------
                                                       (in thousands)

      Parts and components                     $ 5,491           $ 5,558
      Work-in-process                            1,005               584
      Finished goods                             2,104             2,751
                                               -------           -------
                                               $ 8,600           $ 8,893
                                               =======           =======

Note 3: Senior Debt

      On March 31, 2000, the Company's debt to its senior lender was $19,668,000. During the three months then ended, the Company borrowed $2,550,000 and repaid principal of $400,000. Based on required principal payments, $2,000,000 has been classified as a current liability at March 31, 2000.

      In April 2000, the Company and its senior lender agreed to extend the loan and security agreement to July 3, 2001. As consideration, Porta agreed to reduce the exercise price of the outstanding warrants held by its senior lender to $2.00 per share. At March 31, 2000, the senior lender held warrants to purchase approximately 470,000 shares of common stock.

      Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of March 31, 2000, the Company was in compliance with its financial covenants.

Note 4: Subordinated Notes

      As of March 31, 2000, the Company has outstanding $6,064,000 of subordinated notes. In April 2000, the Company and the holders of 85% of the subordinated notes agreed to eliminate the requirement that Porta meet specific financial goals for Porta to extend the maturity date of their subordinated notes to July 3, 2001. As a result, notes in the principal amount of $900,000 are due January 3, 2001 and note in the principal amount of $5,164,000 is due July 3, 2001. The carrying value of such combined subordinated notes as of March 31, 2000 is $6,026,000 which is net of a related issuance discount.


                               Page 5 of 11 pages

      In connection with the extension agreement, the Company agreed to issue to the noteholders warrants to purchase 127,500 shares of common stock at $3.00 per share. The Company may issue to any other noteholders, who agree to this amendment, warrants to purchase up to 22,500 shares of common stock at $3.00 per share. The warrants to purchase 150,000 shares of common stock which were previously authorized, will be issued if the notes are extended.

Note 5: Segment Data

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

      Total assets for the Company increased from December 31, 1999 to March 31, 2000 due to increased accounts receivable primarily from the OSS segment. There has been no significant change from December 31, 1999 in the basis of measurement of segment revenues and profit or loss.

                                             Three Months Ended
                                    March 31, 2000         March 31, 1999
                                    --------------         --------------
      Sales:
            Line                      $  6,094,000              4,628,000
            OSS                          8,114,000              3,202,000
            Signal                       1,578,000              1,623,000
                                      ------------           ------------
                                      $ 15,786,000              9,453,000
                                      ============           ============

      Segment profit:
            Line                      $  1,269,000              1,368,000
            OSS                            551,000             (1,901,000)
            Signal                         302,000                461,000
                                      ------------           ------------
                                      $  2,122,000                (72,000)
                                      ============           ============


                               Page 6 of 11 pages

The following table reconciles segment totals to consolidated totals:


                                                                    Three Months Ended
                                                           March 31, 2000       March 31, 1999
                                                           --------------       --------------
      Sales:
         Total revenue for reportable segments               $ 15,786,000            9,453,000
         Other revenue                                            142,000               73,000
                                                             ------------         ------------
         Consolidated total revenue                          $ 15,928,000            9,526,000
                                                             ============         ============

      Operating income:
         Total segment profit for reportable segments        $  2,122,000              (72,000)
         Corporate and unallocated                               (949,000)          (1,141,000)
                                                             ------------         ------------
         Consolidated total operating income                 $  1,173,000           (1,213,000)
                                                             ============         ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                     Three Months Ended
                                                     ------------------
                                                          March 31,
                                                          ---------
                                                     2000          1999
                                                    ------        ------
Sales                                                100%          100%
Cost of Sales                                         64%           70%
Gross Profit                                          36%           30%
Selling, general and administrative expenses          20%           29%
Research and development expenses                      9%           13%
     Operating income (loss)                           7%          (13%)
Interest expense - net                                (5%)          (7%)
Other                                                  0%            1%
Minority interest                                      0%            1%
Net income (loss)                                      2%          (18%)

         The Company's sales by product line for the periods ended March 31, 2000 and 1999 are as follows:

                                             Three Months Ended March 31,
                                             ----------------------------
                                                       $(000)

                                                2000                  1999
                                                ----                  ----

Line connection/protection equipment   $ 6,094         38%   $ 4,628         48%
OSS equipment                            8,114         51%     3,202         34%
Signal Processing                        1,578         10%     1,623         17%
Other                                      142          1%        73          1%
                                       -------------------   -------------------
                                       $15,928        100%   $ 9,526        100%
                                       ===================   ===================


                               Page 7 of 11 pages

Results of Operations

      The Company's sales for the quarter ended March 31, 2000 were $15,928,000 representing an increased of $6,402,000 (67%) compared to the quarter ended March 31, 1999 of $9,526,000. The overall increase in sales reflects increased sales of OSS and Line equipment. Signal sales decreased by $45,000 (3%) from $1,623,000 to $1,578,000 for the 1999 and 2000 quarters, respectively.

      Line equipment sales increased by $1,466,000 (32%) from $4,628,000 for the quarter ended March 31, 1999 to $6,094,000 for the quarter ended March 31, 2000. This increase in sales is primarily attributable to sales of approximately $2,700,000 pursuant to a $3,100,000 purchase order from Telefonos de Mexico S.A. de C.V. (Telmex).

      OSS sales increased by $4,912,000 (153%) from $3,202,000 for the quarter ended March 31,1999 to $8,114,000 for the quarter ended March 31, 2000. The increased sales resulted from sales of approximately $5,900,000 to Fujitsu Telecommunications Europe Limited under a $12,000,000 supply contract.

      Gross Margin for the quarter ended March 31, 2000, as a percentage of sales, was 36% compared to 30% for the quarter ended March 31, 1999. This improvement in gross margin is attributable to the increased level of sales, which enabled the Company to absorb more efficiently certain fixed expenses associated with the OSS contracts.

      Selling, general and administrative expenses increased by $381,000 (14%) from $2,754,000 in March 1999 to $3,135,000 in March 2000. This increase relates primarily to the Company's efforts to increase its sales and marketing effectiveness in order to secure future business.

      Research and development expenses increased by $138,000 (11%) from $1,270,000 in March 1999 to $1,408,000 in March 2000. This increase in research and development expenses results from the Company's efforts to develop new products, primarily related to the OSS business.

      As a result of the foregoing, the Company had operating income of $1,173,000 for the quarter ended March 31, 2000, as compared to an operating loss of $1,213,000 for the quarter ended March 31, 1999.

      Interest expense increased by $141,000 (18%) from $793,000 in 1999 to $934,000 in 2000. This change is attributable primarily to increased levels of borrowing from the senior lender.

      As the result of the foregoing, the Company generated net income of $306,000, $0.03 per share (basic and diluted), for the quarter ended March 31, 2000 versus a net loss of $1,744,000, $0.18 per share (basic and diluted), for the quarter ended March 31, 1999.


                               Page 8 of 11 pages

Liquidity and Capital Resources

      At March 31, 2000, the Company had cash and cash equivalents of $3,107,000 compared with $3,245,000 at December 31, 1999. The Company's working capital at March 31, 2000 was $7,232,000, compared to working capital of $6,135,000 at December 31, 1999. The increase in working capital reflects an increased level of accounts receivable, which was partially offset by an increased level of accounts payable.

      During the first quarter of 2000, the net cash used by the Company in operations was $1,742,000. The principal source of cash during the quarter was a net increase of $2,150,000 in loans from the senior lender.

      As of March 31, 2000, the Company's loan and security agreement with its senior secured lender provided the Company, under its revolving line of credit and its letter of credit facility, with combined availability totaling $9,000,000. Under this agreement the unused portion at March 31, 2000 was approximately $400,000. The Company has $19,668,000 outstanding as of March 31, 2000, of which $7,750,000 was pursuant to the revolving line of credit, $1,242,000 was a non-interest-bearing note and $10,676,000 was a term loan agreement. In April 2000, the Company and its senior lender agreed to extend the loan and security agreement to July 3, 2001.

      As of March 31, 2000, the Company has outstanding $6,064,000 of subordinated notes. In April 2000, the Company and the holders of 85% of the subordinated notes agreed to eliminate the requirement that Porta meet specific financial goals for Porta to extend the maturity date of their subordinated notes to July 3, 2001. As a result, notes in the principal amount of $900,000 are due January 3, 2001 and note in the principal amount of $5,164,000 is due July 3, 2001. The carrying value of such combined subordinated notes as of March 31, 2000 is $6,026,000 which is net of a related issuance discount.

      The Company believes that its current cash position and internally generated cash flow will be sufficient to satisfy the Company's anticipated operating needs for at least the ensuing twelve months. However, in order to fulfill its current purchase obligations under its existing contracts and sales orders, the Company may be required to seek a short term increase in its credit line. Such an increase may not be granted, in which event the Company's ability to perform its obligations in a timely manner may be impaired.


                               Page 9 of 11 pages

Year 2000 Issue

      Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This is referred to as the "Year 2000 Issue." Management initiated a company-wide program to prepare our computer systems and applications for year 2000 compliance. To date, the Company has not experienced any significant Year 2000 issues.

      Porta incurred internal staff costs as well as other expenses necessary to prepare its systems for the year 2000, replacing some systems and upgrading others. The total cost of this program, which was incurred during 1999, was approximately $500,000, with approximately $200,000 representing internal costs and $300,000 representing external equipment and services. The Company has not incurred any expenses related to the Year 2000 Issue in 2000.

      Statements contained in this Year 2000 disclosure are subject to certain protection under the Year 2000 Information and Readiness Disclosure Act.


Forward Looking Statements

      Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-Q, the Company's Annual Report on From 10-K for the year ended December 31, 1999 and in other documents filed by the Company with the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits
            None

      (b)   Reports on Form 8-K None


                               Page 10 of 11 pages

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PORTA SYSTEMS CORP.

         Dated May 12, 2000                  By /s/William V. Carney
                                                --------------------
                                                William V. Carney
                                                Chairman of the Board
                                                and Chief Executive Officer

         Dated May 12, 2000                  By /s/Edward B. Kornfeld
                                                ---------------------
                                                Edward B. Kornfeld
                                                Senior Vice President
                                                and Chief Financial Officer


                               Page 11 of 11 pages