Form 10-Q
period 2000-06-30
PORTA SYSTEMS CORP
filed 2000-08-14
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from.......to.......
                          Commission file number 1-8191

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

      Common Stock (par value $0.01) 9,797,648 shares as of August 7, 2000

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                June 30,    December 31,
                                                                                  2000          1999
                                                                              -----------   ------------
                        Assets                                                (Unaudited)
                        ------
Current assets:
  Cash and cash equivalents                                                    $  2,959      $  3,245
  Accounts receivable, net                                                       12,354        12,137
  Inventories                                                                     8,645         8,893
  Prepaid expenses                                                                1,450         1,373
                                                                               --------      --------
               Total current assets                                              25,408        25,648
                                                                               --------      --------
   Property, plant and equipment, net                                             5,088         4,193
   Goodwill, net                                                                 10,728        11,076
   Other assets                                                                   2,510         2,531
                                                                               --------      --------
               Total assets                                                    $ 43,734      $ 43,448
                                                                               ========      ========

                        Liabilities and Stockholders' Deficit
                        -------------------------------------
Current liabilities:
   Current portion of senior debt                                              $  3,500      $  2,000
   Subordinated notes                                                               900            --
   Accounts payable                                                               7,121         8,831
   Accrued expenses                                                               7,306         5,723
   Accrued interest payable                                                         740           588
   Accrued commissions                                                            1,621         1,864
   Income taxes payable                                                             240           267
   Accrued deferred compensation                                                    196           196
   Short-term loans                                                                   5            44
                                                                               --------      --------
                  Total current liabilities                                      21,629        19,513
                                                                               --------      --------

Senior debt net of current maturities                                            17,526        15,518
Subordinated notes                                                                5,139         6,013
6% convertible subordinated debentures                                              373           371
Deferred Compensation                                                               925         1,004
Income taxes payable                                                                254           352
Other long-term liabilities                                                         876           971
Minority interest                                                                   937         1,093
                                                                               --------      --------
                  Total long-term liabilities                                    26,030        25,322
                                                                               --------      --------

                  Total liabilities                                              47,659        44,835
                                                                               --------      --------

Stockholders' deficit:
   Preferred stock, no par value; authorized 1,000,000 shares, none issued           --            --
   Common  stock,  par  value $.01; authorized  20,000,000 shares, issued
   9,786,349 shares at June 30, 2000 and 9,638,861 shares at
         December 31, 1999                                                           98            96
    Additional paid-in capital                                                   75,448        75,310
    Accumulated other comprehensive loss:
           Foreign currency translation adjustment                               (3,994)       (3,896)
    Accumulated deficit                                                         (73,539)      (70,959)
                                                                               --------      --------
                                                                                 (1,987)          551
     Treasury stock, at cost                                                     (1,938)       (1,938)
                                                                               --------      --------
                  Total stockholders' deficit                                    (3,925)       (1,387)
                                                                               --------      --------
                  Total liabilities and stockholders' deficit                  $ 43,734      $ 43,448
                                                                               ========      ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                          Six Months Ended
                                                       June 30,     June 30,
                                                         2000         1999
                                                       --------     --------

Sales                                                  $29,756      $18,635
Cost of sales                                           20,470       13,185
                                                       -------      -------
     Gross profit                                        9,286        5,450

Selling, general and administrative expenses             6,998        6,023
Research and development expenses                        3,067        2,747
                                                       -------      -------
         Total expenses                                 10,065        8,770
                                                       -------      -------

         Operating loss                                   (779)      (3,320)

Interest expense                                        (1,965)      (1,720)
Interest income                                             56          104
Other income                                                12          158
                                                       -------      -------

     Loss before income taxes and minority interest     (2,676)      (4,778)

Income tax expense                                         (61)         (15)
Minority interest                                          156          110
                                                       -------      -------

Net loss                                               $(2,581)     $(4,683)
                                                       =======      =======

Other comprehensive loss, net of tax:

        Foreign currency translation adjustments           (98)         (68)
                                                       -------      -------


Comprehensive loss                                     $(2,679)     $(4,751)
                                                       =======      =======

Per share data:

Basic per share amounts:

         Net loss per share of common stock            $ (0.27)     $ (0.49)
                                                       =======      =======

         Weighted average shares outstanding             9,722        9,485
                                                       =======      =======

Diluted per share amounts:

         Net loss per share of common stock            $ (0.27)     $ (0.49)
                                                       =======      =======

         Weighted average shares outstanding             9,722        9,485
                                                       =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                            Three Months Ended
                                                          June 30,     June 30,
                                                            2000         1999
                                                          -------      --------

Sales                                                     $13,828      $ 9,109
Cost of sales                                              10,258        6,470
                                                          -------      -------
     Gross profit                                           3,570        2,639

Selling, general and administrative expenses                3,863        3,269
Research and development expenses                           1,659        1,477
                                                          -------      -------
         Total expenses                                     5,522        4,746
                                                          -------      -------

         Operating loss                                    (1,952)      (2,107)

Interest expense                                           (1,031)        (927)
Interest income                                                29           36
Other income                                                    7           21
                                                          -------      -------

     Loss before income taxes and minority interest        (2,947)      (2,977)

Income tax expense                                            (31)          (7)
Minority interest                                              91           44
                                                          -------      -------

Net loss                                                  $(2,887)     $(2,940)
                                                          =======      =======

Other comprehensive loss, net of tax:

        Foreign currency translation adjustments             (135)         (27)
                                                          -------      -------

Comprehensive loss                                        $(3,022)     $(2,967)
                                                          =======      =======


Per share data:

Basic per share amounts:
         Net loss per share of common stock               $ (0.30)     $ (0.31)
                                                          =======      =======

         Weighted average shares outstanding                9,782        9,485
                                                          =======      =======

Diluted per share amounts:
         Net loss per share of common stock               $ (0.30)     $ (0.31)
                                                          =======      =======

         Weighted average shares outstanding                9,782        9,485
                                                          =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                Six Months Ended
                                                                             June 30,     June 30,
                                                                               2000         1999
                                                                             --------     ---------
Cash flows from operating activities:
     Net loss                                                                $(2,581)     $(4,683)
     Adjustments to reconcile net loss to net cash provided by
       operating activities:
         Non-cash financing expenses                                              15           14
         Depreciation and amortization                                           776          723
         Amortization of discount on convertible subordinated debentures          13          161
         Minority interest                                                      (156)        (110)
Changes in assets and liabilities:
         Accounts receivable                                                    (217)       8,018
         Inventories                                                             248          420
         Prepaid expenses                                                        (77)        (216)
         Other assets                                                              3           71
         Accounts payable, accrued expenses and other liabilities               (517)      (4,900)
                                                                             -------      -------
            Net cash used in operating activities                             (2,493)        (502)
                                                                             -------      -------

     Cash flows from investing activities:
         Proceeds from disposal of assets                                         --          243
         Capital expenditures, net                                            (1,285)        (226)
         Proceeds from exercised options and warrants                            140           --
         Repayment of employee loans                                              --          182
                                                                             -------      -------
            Net cash provided by (used in) investing activities               (1,145)         199
                                                                             -------      -------

     Cash flows from financing activities:
         Proceeds from senior debt                                             4,490        1,800
         Repayments of senior debt                                              (982)      (1,020)
         Repayments of short term loans                                          (39)         (62)
                                                                             -------      -------
            Net cash provided by financing activities                          3,469          718
                                                                             -------      -------

     Effect of exchange rate changes on cash                                    (117)         (60)
                                                                             -------      -------

     Increase (decrease) in cash and cash equivalents                           (286)         355

     Cash and equivalents - beginning of the year                              3,245        3,044
                                                                             -------      -------

     Cash and equivalents - end of the period                                $ 2,959      $ 3,399
                                                                             =======      =======

     Supplemental cash flow disclosures:
         Cash paid for interest expense                                      $ 1,853      $ 1,381
                                                                             =======      =======

         Cash paid for income taxes                                          $   109      $   306
                                                                             =======      =======

     See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 1999. Results for the first six months of 2000 are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market. The composition of inventories at the end of the respective periods is as follows:

                                     June 30, 2000             December 31,1999
                                    --------------            -----------------
                                                 (in thousands)

      Parts and components              $5,901                      $5,558
      Work-in-process                      734                         584
      Finished goods                     2,010                       2,751
                                        ------                      ------
                                        $8,645                      $8,893
                                        ======                      ======

Note 3: Senior Debt

      During the quarter ended June 30, 2000, the Company and its senior lender agreed to extend the loan and security agreement to July 3, 2001. As consideration, Porta agreed to reduce the exercise price of 470,000 outstanding warrants held by its senior lender to $2.00 per share.

      In addition during the quarter ended June 30, 2000, the Company and its senior lender agreed to increase the revolving line maximum by $2,000,000 from $9,000,000 to $11,000,000 through January 1, 2001. As of June 30, 2000, the
Company had borrowed $1,500,000 under the increased revolving line. As of January 1, 2001 the revolving line maximum will return to $9,000,000. As consideration, the Company issued to its senior lender a warrant to purchase 100,000 shares of the Company's common stock at $2.00 per share exercisable for a period of five years.

      On June 30, 2000, the Company's debt to its senior lender was $21,026,000. During the six and three months ended June 30, 2000, the Company repaid principal of $982,000 and $582,000, respectively. The Company borrowed $4,490,000 and $1,940,000 during the six and three-month periods ended June 30, 2000, respectively. Based on anticipated principal payments, $3,500,000 has been classified as a current liability at June 30, 2000.

      Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of June 30, 2000, the Company was not in compliance with the interest coverage covenant and obtained a waiver from its senior lender.

Note 4: Subordinated Notes

      As of June 30, 2000, the Company has outstanding $6,064,000 of subordinated notes. During the quarter ended June 30, 2000, the Company and the holders of 85% of the subordinated notes agreed to eliminate the requirement that Porta meet specific financial goals for Porta to extend the maturity date of their subordinated notes to July 3, 2001. As a result, notes in the principal amount of $900,000 are due January 3, 2001 and notes in the principal amount of $5,164,000 are due July 3, 2001. The carrying value of such combined subordinated notes as of June 30, 2000 is $6,039,000, which is net of a related issuance discount of $25,000.

      In connection with the extension agreement, the Company agreed to issue to the noteholders warrants to purchase 127,500 shares of common stock at $3.00 per share. The Company may issue warrants to purchase up to 22,500 shares of common stock at $3.00 per share to any noteholders who agree to this amendment.
Warrants to purchase 150,000 shares of common stock, which were previously authorized, will be issued if the notes are extended.

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

      There has been no significant change from December 31, 1999 in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company's assets.

                                     Six Months Ended                   Three Months Ended
                              June 30, 2000   June 30, 1999       June 30, 2000    June 30, 1999
                              -------------   -------------       -------------    -------------
Sales:
    Line                       $10,512,000     $ 9,161,000         $ 4,418,000     $ 4,533,000
    OSS                         15,305,000       6,268,000           7,191,000       3,065,000
    Signal                       3,588,000       3,109,000           2,010,000       1,486,000
                               -----------     -----------         -----------     -----------
                               $29,405,000     $18,538,000         $13,619,000     $ 9,084,000
                               ===========     ===========         ===========     ===========


Segment profit (loss):
    Line                       $ 1,905,000     $ 2,207,000         $   636,000     $   839,000
    OSS                           (727,000)     (3,990,000)         (1,278,000)     (2,090,000)
    Signal                         642,000         809,000             340,000         349,000
                               -----------     -----------         ------------    -----------
                               $ 1,820,000     $  (974,000)        $  (302,000)    $  (902,000)
                               ===========     ===========         ============    ===========

The following table reconciles segment totals to consolidated totals:

                                           Six Months Ended                           Three Months Ended
                                    June 30, 2000    June 30, 1999              June 30, 2000    June 30, 1999
                                    -------------    -------------              -------------    -------------
Sales:
    Total revenue for reportable
         segments                   $29,405,000       $18,538,000                $13,619,000      $ 9,084,000
    Other revenue                       351,000            97,000                    209,000           25,000
                                    -----------       -----------                -----------      -----------
    Consolidated total revenue      $29,756,000       $18,635,000                $13,828,000      $ 9,109,000
                                    ===========       ===========                ===========      ===========

Operating income (loss):
    Total segment Profit (loss)
    for reportable segments         $ 1,820,000       $  (974,000)               $  (302,000)     $  (902,000)
    Corporate and unallocated        (2,599,000)       (2,346,000)                (1,650,000)      (1,205,000)
                                    -----------       -----------                -----------      -----------
    Consolidated total
    operating loss                  $  (779,000)      $(3,320,000)               $(1,952,000)     $(2,107,000)
                                    ===========       ===========                ===========      ===========

Note 6: Legal Proceedings

      On or about December 31, 1999, the Porta entered into four related agreements with a vendor concerning updating and maintaining certain of Porta's software. As a result of disputes with the vendor, in March 2000, Porta terminated these agreements and a related agreement. The vendor commenced litigation and arbitration proceedings against Porta, which were settled in July 2000. Among other things, the settlement provided for the reinstatement of the terminated agreements with revisions and clarifications, which reflected increased payments by Porta, and a new agreement between Porta and the vendor pursuant to which the vendor is to update and maintain certain other software of Porta. Porta also agreed to pay $150,000, plus interest, in twelve monthly installments to reimburse the vendor for certain legal expenses.

      In March 2000, Porta suspended, with pay, two of its executives from their positions pending completion of Porta's investigation of a vendor dispute, as noted above, and certain other matters. Prior to the completion of this investigation by Porta, the two suspended executives accepted positions with another company and thereby voluntarily resigned from their positions with Porta. These two executives, however, have expressed the position, through their counsel, that they were fired without cause in March and not suspended, and, therefore, they claim to be entitled to certain severance payments under their respective employment agreements. Their counsel has threatened to bring an action against Porta seeking such severance payments. Porta strongly disputes the positions taken by the two former executives.

      Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                    Six Months Ended          Three Months Ended
                                                    ----------------          ------------------
                                                         June 30,                  June 30,
                                                         --------                  --------
                                                    2000         1999         2000         1999
                                                    ----         ----         ----         ----
Sales                                               100%         100%         100%         100%
Cost of Sales                                        69%          71%          74%          71%
Gross Profit                                         31%          29%          26%          29%
Selling, general and administrative expenses         24%          32%          28%          36%
Research and development expenses                    10%          15%          12%          16%
     Operating loss                                  (3%)        (18%)        (14%)        (23%)
Interest expense - net                               (6%)         (9%)         (7%)        (10%)
Other income                                          0%           1%           0%           0%
Minority interest                                     0%           1%           0%           1%
Income taxes                                          0%           0%           0%           0%
Net loss                                             (9%)        (25%)        (21%)        (32%)

      The Company's sales by product line for the periods ended June 30, 2000 and 1999 are as follows:

                                          Six Months Ended
                                          ----------------
                                              June 30,
                                              --------
                                       2000             1999
                                       ----             ----
                                       (Dollars in thousands)

              Line                $10,512   35%    $ 9,161    49%
              OSS                  15,305   52%      6,268    33%
              Signal                3,588   12%      3,109    17%
              Other                   351    1%         97     1%
                                  ------------     -------------
                                  $29,756  100%    $18,635   100%
                                  ============     =============

                                         Three Months Ended
                                         ------------------
                                              June 30,
                                              --------
                                       2000              1999
                                       ----              ----
                                       (Dollars in thousands)

              Line                $ 4,418   32%    $ 4,533    50%
              OSS                   7,191   52%      3,065    34%
              Signal                2,010   15%      1,486    16%
              Other                   209    1%         25     0%
                                  ------------     -------------
                                  $13,828  100%    $ 9,109   100%
                                  ============     =============

Results of Operations

      The Company's sales for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 increased by $11,121,000 (60%) from $18,635,000 in 1999 to $29,756,000 in 2000. Sales for the quarter ended June 30, 2000 of $13,828,000 increased by $4,719,000 (52%) compared to $9,109,000 for the quarter ended June 30, 1999. The increases in sales for the six and three month periods are due primarily to additional sales from the OSS division for these periods, although sales from Line Connection and Signal also increased for both the six and three month periods.

      Line sales for the six months ended June 30 increased from $9,161,000 to $10,512,000, or $1,351,000 (15%) from 1999 to 2000. Sales for the three months ended June 30 decreased by $115,000  (3%) from  $4,533,000 in 1999 to $4,418,000 in 2000. The increase in sales for the six month period is primarily attributable to sales of approximately $3,100,000 pursuant to a purchase order from Telefonos de Mexico S.A. de C.V. (Telmex), which was partially offset by reduced sales to other customers, primarily to customers in the United Kingdom. The decrease for the three months ended June 30, 2000 reflects reduced sales primarily to customers in the United Kingdom.

      OSS sales for the six months ended June 30, 2000 were $15,305,000 compared to the six months ended June 30, 1999 of $6,268,000, an increase of $9,037,000 (144%). OSS revenue for the three months ended June 30, 2000 was $7,191,000 compared to the three months ended June 30, 1999 of $3,065,000, an increase of $4,126,000 (135%). The increase in sales during the six and three months ended June 30, 2000 resulted from sales of approximately $11,000,000 and $5,100,000 to Fujitsu Telecommunications Europe Limited under a $12,000,000 supply contract.

      Signal sales for the six months ended June 30, 2000 were $3,588,000 compared to the six months ended June 30, 1999 of $3,109,000, an increase of $479,000 (15%). Sales for the three months ended June 30, 2000 were $2,010,000 compared to the three months ended June 30, 1999 of $1,486,000, an increase of $524,000 (35%). The increase in sales for the six and three-month periods primarily reflects an improvement in timely deliveries to meet customers orders in the second quarter.

      Gross margin for the six months ended June 30, 2000 was 31% compared to 29% for the six months ended June 30, 1999. This improvement in gross margin is attributable to the increased level of sales, which enabled the Company to absorb more efficiently certain fixed expenses associated with the OSS contracts. Gross margin for the quarter ended June 30, 2000 was 26% compared to 29% for the quarter ended June 30, 1999. This decline in gross margin is attributable to changes in the copper product mix, increased costs to support OSS customer maintenance contracts which was slightly offset by the Company's ability to absorb more efficiently certain fixed expenses associated with the OSS contracts. The reduced gross margin was also affected by the terms of the Company's revised agreements with a vendor who has been providing maintenance services since January 2000.

      Selling, general and administrative expenses increased by $975,000 (16%) from $6,023,000 to $6,998,000 for the six months ended June 30, 2000 compared to 1999. For the quarter ended June 30, 2000 selling, general and administrative expenses increased by $594,000 (18%) from 1999. The increase from 1999 to 2000 for the six and three months primarily reflects higher than anticipated professional legal expenses due primarily to litigation involving the Company, particularly litigation and settlement of a dispute involving a vendor.

      Research and development expenses increased by $320,000 (12%) and by $182,000 (12%) for the six and three months ended June 30, 2000 from the comparable periods in 1999, respectively. The increased expenses related to the Company's efforts to develop new products, primarily for the OSS business.

      As a result of the above, for the six months ended June 30, 2000 compared to 1999, the Company had an operating loss of $779,000 in 2000 versus an operating loss of $3,320,000 in 1999. The Company had an operating loss of $1,952,000 for the quarter ended June 30, 2000 as compared to an operating loss of $2,107,000 for the quarter ended June 30, 1999.

      Interest expense for the six months ended June 30, 2000 compared to June 30, 1999 increased by $245,000 (14%) from $1,720,000 in 1999 to $1,965,000 in
2000. Interest expense for the three-month period ending June 30, 2000 compared to the same three months of 1999, increased by $104,000 (11%) from $927,000 in 1999 to $1,031,000 in 2000. This change is attributable primarily to increased levels of borrowing from the Company's senior lender.

      As the result of the foregoing, the Company incurred a net loss of $2,581,000, $0.27 per share (basic and diluted) for the six months ended June 30, 2000 compared with a net loss of $4,683,000, $0.49 per share (basic and diluted), for the six months ended June 30, 1999. The net loss for the three months ended June 30, 2000 was $2,887,000, $0.30 per share (basic and diluted), compared with a net loss for the three months ended June 30, 1999 of $2,940,000, $0.31 per share (basic and diluted).

Liquidity and Capital Resources

      At June 30, 2000 the Company had cash and cash equivalents of $2,959,000 compared with $3,245,000 at December 31, 1999. The Company's working capital at June 30, 2000 was $3,779,000, compared to working capital of $6,135,000 at December 31, 1999. The decline in working capital was a result of (i) increase in the current portion of senior debt and (ii) the movement of the $900,000 of Subordinated Notes from long-term to current liabilities.

      During the first six months of 2000, the net cash used by the Company in operations was $2,493,000. The principal source of cash during the quarter was a net increase of $3,508,000 in loans from the senior lender.

      As of June 30, 2000, the Company's loan and security agreement with its senior secured lender provides the Company, under its revolving line of credit and its letter of credit facility, with combined availability totaling $11,000,000 (See Note 3), of which $500,000 was available as of June 30, 2000. Of the $11,000,000, $2,000,000 is payable on January 1, 2001 and the remainder expires July 3, 2001. The combined availability is subject to the Company's borrowing base and amounts outstanding under the revolver and committed letters of credit. In addition, the Company has $21,026,000 outstanding as of June 30, 2000 of which $710,000 was a non-interest bearing note, $9,640,000 was outstanding against the revolving line of credit, and $10,676,000 was a term loan agreement. The Company was not in compliance with the interest coverage covenant and obtained a waiver from its senior lender for the period ended June 30, 2000.

      As of June 30, 2000, the Company had outstanding $6,064,000 of subordinated notes. As a result of an agreement with the holders of 85% of these notes, the maturity date of the notes was extended to July 3, 2001. As a result, notes in the principal amount of $900,000 are due January 3, 2001 and note in the principal amount of $5,164,000 is due July 3, 2001. The carrying value of such combined subordinated notes as of June30, 2000 is $6,039,000, which is net of a related issuance discount.

      The Company's cash availability during the second half of 2000 and thereafter may be affected by a number of factors. At August 11, 2000, the Company had no cash available under its credit facility. To the extent that credit is not available, the Company may have difficulty performing its obligations under its contracts, which could result in the cancellation of contracts or the loss of future business. In addition, at June 30, 2000, $24,690,000 of senior and subordinated debt will become due in July 2001, in addition to $1,500,000 of senior debt and $900,000 of subordinated debt which is due in January 2001. The Company does not presently have the ability to pay these debts and, if the Company cannot obtain either an extension on the maturity of the debts or an alternative financing source or raise funds from the sale of one of its divisions, the Company may be unable to meet its financial obligations. Although the Company has been exploring alternatives, including the possible sale of one of its divisions and other financing sources, the Company has no formal or informal agreement or understanding as to an extension of its existing loans or any alternative financing source or any purchaser of one of its divisions, and it cannot give any assurance that it will be able to obtain either an extension of its existing debt or funds to enable it to pay its loans.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      On or about December 31, 1999, the Company entered into four related agreements (the "ANP Agreements") with a vendor concerning updating and maintaining the Company's ANP software. As a result of disputes with the vendor, in March 2000, the Company terminated the ANP Agreements. The Company also terminated a related agreement with the vendor (the "Teaming Agreement") concerning a proposed joint bid by the Company, the vendor and another company in connection with a request for certain sales proposals.

      The vendor commenced litigation against the Company in April 2000 in the United States District Court for the Eastern District of New York and in June 2000 in the United States District Court for the District of Colorado and also commenced arbitration and mediation proceedings in New York with respect to these disputes. Following discovery and motion practice in the New York federal court action and a mediation session, the parties settled their disputes. Among other things, the settlement provided for the reinstatement of the ANP agreements with revisions and clarifications, which reflected increased payments by the Company, a new agreement between the Company and the vendor pursuant to which the vendor is to update and maintain certain other software of the Company and which, among other things, superseded the Teaming Agreement, and the payment by the Company of $150,000, plus interest, in twelve monthly installments to reimburse the vendor for certain legal expenses.

      In March 2000, the Company suspended, with pay, two of its executives from their positions pending completion of the Company's investigation of a vendor dispute, as noted above, and certain other matters. Prior to the Company completing its investigation of these matters, the two suspended executives accepted positions with another company and thereby voluntarily resigned from their positions with the Company. These two executives, however, have expressed the position through their counsel that they were fired without cause in March and not suspended, and, therefore, are supposedly entitled to certain severance payments under their respective employment agreements with the Company. Their counsel has threatened to bring an action against the Company seeking such severance payments. The Company strongly disputes the positions taken by the two former executives.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company's 2000 Annual Meeting of Stockholders was held on June 9, 2000. At the annual meeting, the stockholders (i) reelected its present board, consisting of Messrs. William V. Carney, Seymour Joffe, Michael A. Tancredi, Warren H. Esanu, Herbert H. Feldman, Stanley Kreitman, and Robert Schreiber and
(ii) ratified the appointment of BDO Seidman, LLP as independent auditors for the year ended December 31, 2000.

      Each director received at least 7,392,219 votes for his election. Set forth below is the vote on the other matters approved at the meeting.

         Matter                              Votes For        Votes Against        Abstentions      Broker Non-Votes
         ------                             ----------        -------------        -----------      ----------------
Appointment of Auditors                      7,700,819           25,225               3,377               None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits
             None

        (b)  Reports on Form 8-K
             None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PORTA SYSTEMS CORP.

      Dated August 11, 2000                  By /s/ William V. Carney
                                                   -----------------------------
                                                   William V. Carney
                                                   Chairman of the Board

      Dated August 11, 2000                  By /s/ Edward B. Kornfeld
                                                   -----------------------------
                                                   Edward B. Kornfeld
                                                   Senior Vice President
                                                   and Chief Financial Officer