Form 10-Q
period 2000-09-30
PORTA SYSTEMS CORP
filed 2000-11-13
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Common Stock (par value $0.01) 9,817,165 shares as of November 3, 2000


                               Page 1 of 14 pages

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                             September 30,   December 31,
                                                                                 2000            1999
                                                                             -------------   ------------
                                         Assets                                        (Unaudited)
Current assets:
     Cash and cash equivalents                                                  $  2,163       $  3,245
     Accounts receivable, net                                                      9,508         12,137
     Inventories                                                                   8,066          8,893
     Prepaid expenses                                                              1,960          1,373
                                                                                --------       --------
                  Total current assets                                            21,697         25,648
                                                                                --------       --------
      Property, plant and equipment, net                                           4,612          4,193
      Goodwill, net                                                               10,581         11,076
      Other assets                                                                 2,133          2,531
                                                                                --------       --------
                  Total assets                                                  $ 39,023       $ 43,448
                                                                                ========       ========

                           Liabilities and Stockholders' Deficit
Current liabilities:
      Current portion of senior debt                                            $ 21,146       $  2,000
      Subordinated notes                                                           6,131             --
      Accounts payable                                                             6,913          8,831
      Accrued expenses                                                             6,265          5,723
      Accrued interest payable                                                       537            588
      Accrued commissions                                                          1,456          1,864
      Income taxes payable                                                           240            267
      Accrued deferred compensation                                                  196            196
      Short-term loans                                                                 2             44
                                                                                --------       --------
                  Total current liabilities                                       42,886         19,513
                                                                                --------       --------

Senior debt net of current maturities                                                 --         15,518
Subordinated notes                                                                    --          6,013
6% convertible subordinated debentures                                               375            371
Deferred compensation                                                                970          1,004
Income taxes payable                                                                 205            352
Other long-term liabilities                                                          896            971
Minority interest                                                                    905          1,093
                                                                                --------       --------
                  Total long-term liabilities                                      3,351         25,322
                                                                                --------       --------

                  Total liabilities                                               46,237         44,835
                                                                                --------       --------
Stockholders' deficit:
      Preferred stock, no par value; authorized 1,000,000 shares, none issued         --             --
       Common stock, par value $.01; authorized 20,000,000 shares, issued
       9,797,648 shares at September 30, 2000 and 9,638,861 shares at
            December 31, 1999                                                         98             96
       Additional paid-in capital                                                 75,466         75,310
       Accumulated other comprehensive loss:
              Foreign currency translation adjustment                             (4,145)        (3,896)
       Accumulated deficit                                                       (76,695)       (70,959)
                                                                                --------       --------
                                                                                  (5,276)           551
        Treasury stock, at cost                                                   (1,938)        (1,938)
                                                                                --------       --------
                  Total stockholders' deficit                                     (7,214)        (1,387)
                                                                                --------       --------
                  Total liabilities and stockholders' deficit                   $ 39,023       $ 43,448
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

                               Page 2 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                         2000          1999
                                                    -------------  -------------
Sales                                                   $ 40,951     $ 27,032
Cost of sales                                             28,813       19,704
                                                        --------     --------
     Gross profit                                         12,138        7,328
                                                        --------     --------
Selling, general and administrative expenses              10,277        9,226
Research and development expenses                          4,530        4,575
                                                        --------     --------
         Total expenses                                   14,807       13,801
                                                        --------     --------
     Operating loss                                       (2,669)      (6,473)

Interest expense                                          (3,087)      (2,608)
Interest income                                               88          138
Other income (expense)                                      (163)         158
                                                        --------     --------
     Loss before income taxes and minority interest       (5,831)      (8,785)

Income tax expense                                           (94)         (53)
Minority interest                                            188          155
                                                        --------     --------
Net loss                                                $ (5,737)    $ (8,683)
                                                        ========     ========
Other comprehensive loss, net of tax:

     Foreign currency translation adjustments               (249)        (178)
                                                        --------     --------
Comprehensive loss                                      $ (5,986)    $ (8,861)
                                                        ========     ========
Per share data:

Basic per share amounts:

         Net loss per share of common stock             $  (0.59)    $  (0.92)
                                                        ========     ========
     Weighted average shares outstanding                   9,747        9,487
                                                        ========     ========
Diluted per share amounts:

         Net loss per share of common stock             $  (0.59)    $  (0.92)
                                                        ========     ========
     Weighted average shares outstanding                   9,747        9,487
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


                               Page 3 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)


                                                        Three Months Ended
                                                    September 30,  September 30,
                                                         2000          1999
                                                    -------------  -------------
Sales                                                  $ 11,195     $  8,397
Cost of sales                                             8,343        6,519
                                                       --------     --------
     Gross profit                                         2,852        1,878
                                                       --------     --------
Selling, general and administrative expenses              3,279        3,203
Research and development expenses                         1,463        1,828
                                                       --------     --------
         Total expenses                                   4,742        5,031
                                                       --------     --------
     Operating loss                                      (1,890)      (3,153)

Interest expense                                         (1,122)        (888)
Interest income                                              32           34
Other income (expense)                                     (175)           1
                                                       --------     --------
     Loss before income taxes and minority interest      (3,155)      (4,006)

Income tax expense                                          (33)         (38)
Minority interest                                            32           45
                                                       --------     --------
Net loss                                               $ (3,156)    $ (3,999)
                                                       ========     ========
Other comprehensive loss, net of tax:

     Foreign currency translation adjustments              (151)        (110)
                                                       --------     --------
Comprehensive loss                                     $ (3,307)    $ (4,109)
                                                       ========     ========
Per share data:

Basic per share amounts:

         Net loss per share of common stock            $  (0.32)    $  (0.42)
                                                       ========     ========
     Weighted average shares outstanding                  9,796        9,489
                                                       ========     ========
Diluted per share amounts:

         Net loss per share of common stock            $  (0.32)    $  (0.42)
                                                       ========     ========
     Weighted average shares outstanding                  9,796        9,489
                                                       ========     ========

     See accompanying notes to unaudited consolidated financial statements.


                               Page 4 of 14 pages

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                        Nine Months Ended
                                                    September 30,  September 30,
                                                         2000          1999
                                                    -------------  -------------
Cash flows from operating activities:
     Net loss                                          $(5,737)      $(8,683)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
         Non-cash financing expenses                        --            18
         Non-cash employee stock bonuses                    --             8
         Depreciation and amortization                   1,156         1,144
         Amortization of debt discounts                     42           240
         Minority interest                                (188)         (155)
     Changes in assets and liabilities:
         Accounts receivable                             2,629         7,530
         Inventories                                       827         1,796
         Prepaid expenses                                 (587)         (266)
         Other assets                                      371            99
         Accounts payable, accrued expenses
           and other liabilities                        (2,118)       (3,588)
                                                       -------       -------
              Net cash used in operating activities     (3,605)       (1,857)
                                                       -------       -------
     Cash flows from investing activities:
         Proceeds from disposal of assets                   --           243
         Capital expenditures                           (1,091)         (588)
         Proceeds from exercised options and warrants      158            --
         Repayments of employee loans                       --           245
                                                       -------       -------
              Net cash used in investing activities       (933)         (100)
                                                       -------       -------
     Cash flows from financing activities:
         Proceeds from senior debt                       5,010         3,350
         Repayments of senior debt                      (1,382)       (1,420)
         Proceeds from subordinated notes                   80            --
         Repayments of short term loans                    (42)          (99)
                                                       -------       -------
              Net cash provided by financing
                activities                               3,666         1,831
                                                       -------       -------
     Effect of exchange rates on cash                     (210)         (175)
                                                       -------       -------
     Decrease in cash and cash equivalents              (1,082)         (301)

     Cash and equivalents - beginning of the year        3,245         3,044
                                                       -------       -------
     Cash and equivalents - end of the period          $ 2,163       $ 2,743
                                                       =======       =======
     Supplemental cash flow disclosures:
         Cash paid for interest expense                $ 3,096       $ 2,007
                                                       =======       =======
         Cash paid for income taxes                    $   147       $   364
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


                               Page 5 of 14 pages

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 1999. Results for the first nine months of 2000 are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are valued at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows:

                                        September 30, 2000      December 31,1999
                                        ------------------      ----------------
                                                     (in thousands)
         Parts and components               $  5,415                $  5,558
         Work-in-process                       1,329                     584
         Finished goods                        1,322                   2,751
                                            --------                --------
                                            $  8,066                $  8,893
                                            ========                ========

Note 3: Senior Debt

      On September 30, 2000, the Company's debt to its senior lender was $21,146,000. During the nine and three months ended September 30, 2000, the Company repaid principal of $1,382,000 and $400,000, respectively. The Company borrowed $5,010,000 and $520,000 during the nine and three-month periods ended September 30, 2000, respectively. Subsequent to September 30, 2000, the Company repaid $400,000, resulting in a balance owed of approximately $20,746,000. As of September 30, 2000, the total outstanding principal balance, of which $2,000,000 is due on January 1, 2001 and $19,146,000 is due on July 3, 2001, has been classified as a current liability. See Item II Liquidity and Capital Resources

      Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of September 30, 2000, the Company was not in compliance with the interest coverage covenant. In addition, as of September 30, 2000, the outstanding advances from the senior lender exceeded the maximum allowable under the borrowing base formula since the Company's eligible assets were not sufficient to support the outstanding balance under the combined revolving advance and standby letters of credit guarantee. As a result, the outstanding advances from the senior lender exceeded the maximum allowable under the borrowing base formula by $1,400,000 as of November 3, 2000. The Company has obtained a waiver of such non-compliance from its senior lender related to the interest coverage ratio and the over advance under the line. In connection with the waiver given with respect to the overadvance, (i) the lender agreed that the Company may have an overadvance of not more than $1,800,000 or such higher amount that the lender may allow in its sole and absolute discretion through December 31, 2000 and (ii) the Company reduced from $2.00 per share to $1.00 per share, the exercise price of warrants to purchase 571,000 shares of common stock which are held by the lender.


                               Page 6 of 14 pages

Note 4: 12% Subordinated Notes

      As of September 30, 2000, the Company has outstanding $6,144,000 of subordinated notes. During the quarter ended June 30, 2000, the Company and the holders of 85% of the subordinated notes agreed to eliminate the requirement that Porta meet specific financial goals for Porta to extend the maturity date of their subordinated notes to July 3, 2001. As a result, notes in the principal amount of $900,000 are due January 3, 2001 and notes in the principal amount of $5,244,000 are due July 3, 2001. The carrying value of such combined subordinated notes as of September 30, 2000 is $6,131,000, which is net of a related issuance discount of $13,000.

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


                                Nine Months Ended                       Three Months Ended
                      September 30, 2000  September 30, 1999    September 30, 2000  September 30, 1999
                      ------------------  ------------------    ------------------  ------------------
Revenue:
    Line                 $ 14,801,000        $ 14,633,000          $  4,289,000        $  5,472,000
    OSS                    19,977,000           7,690,000             4,672,000           1,424,000
    Signal                  5,668,000           4,544,000             2,080,000           1,435,000
                         ------------        ------------          ------------        ------------
                         $ 40,446,000        $ 26,867,000          $ 11,041,000        $  8,331,000
                         ============        ============          ============        ============

Segment profit (loss):
    Line                 $  2,382,000        $  3,218,000          $    477,000        $  1,011,000
    OSS                    (2,697,000)         (7,176,000)           (1,970,000)         (3,186,000)
    Signal                  1,146,000           1,071,000               504,000             262,000
                         ------------        ------------          ------------        ------------
                         $    831,000        $ (2,887,000)         $   (989,000)       $ (1.913,000)
                         ============        ============          ============        ============

                               Page 7 of 14 pages

The following table reconciles segment totals to consolidated totals:


                                    Nine Months Ended                           Three Months Ended
                        September 30, 2000   September 30, 1999      September 30, 2000   September 30, 1999
                        ------------------   ------------------      ------------------   ------------------
Revenue:
    Total revenue
    for reportable
    segments               $ 40,446,000         $ 26,867,000            $ 11,041,000         $  8,331,000
    Other
    Revenue                     505,000              165,000                 154,000               66,000
                           ------------         ------------            ------------         ------------
    Consolidated
    total revenue          $ 40,951,000         $ 27,032,000            $ 11,195,000         $  8,397,000
                           ============         ============            ============         ============

Operating loss:
    Total segment
    profit (loss) for
    reportable
    segments               $    831,000         $ (2,887,000)           $   (989,000)        $ (1,913,000)
    Corporate and
    unallocated              (3,500,000)          (3,586,000)               (901,000)          (1,240,000)
                           ------------         ------------            ------------         ------------
    Consolidated
    total operating
    loss                   $ (2,669,000)        $ (6,473,000)           $ (1,890,000)        $ (3,153,000)
                           ============         ============            ============         ============

Note 6: Equity

      On August 8, 2000, the board of directors approved, with the consent of the directors, the issuance to the non-management directors an aggregate of 125,335 shares of common stock in lieu of payment of director's fees from January 1, 2000 through January 1, 2001. The common stock was valued at $1.31 per share, which was the market price of the common stock on such approval date. At September 30, 2000, no shares had been issued.

Note 7: Legal Proceedings

      On or about July 7, 2000, Porta entered into two related agreements with a vendor concerning updating and maintaining certain Porta software and resolving certain prior disputes with that vendor. Thereafter, new disputes arose between Porta and that vendor concerning that vendor's and Porta's performance under those agreements. In August 2000, Porta suspended making payments to that vendor pending resolution of those disputes. The vendor then commenced mediation and arbitration proceedings against Porta seeking damages alleged to be in excess of $6,750,000. Porta strongly disputes the allegations of the vendor and if the matter cannot be resolved through mediation, Porta intends to defend vigorously the claims asserted by the vendor and to assert its own counterclaims against the vendor concerning the vendor's failure to perform under the parties' agreements.

      In September 2000, the Company settled the previously reported action for commissions allegedly owed to a former sales representative. The settlement did not have a material effect on the Company's financial statements.


                               Page 8 of 14 pages

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                     Nine Months Ended             Three Months Ended
                                                       September 30,                 September 30,
                                                   2000           1999             2000         1999
                                                ----------     ----------       ----------    ---------
Sales                                              100%           100%             100%         100%
Cost of sales                                       70%            73%              75%          78%
Gross profit                                        30%            27%              25%          22%
Selling, general and administrative expenses        25%            34%              29%          38%
Research and development expenses                   11%            17%              13%          22%
     Operating loss                                 (6%)          (24%)            (17%)        (38%)
Interest expense - net                              (7%)           (9%)            (10%)        (10%)
Other income                                        (1%)            1%              (1%)          0%
Minority interest                                    0%             0%               0%           0%
Income taxes                                         0%             0%               0%           0%
Net loss                                           (14%)          (32%)            (28%)        (48%)

      The Company's sales by product line for the periods ended September 30, 2000 and 1999 are as follows:

                                                 Nine Months Ended
                                                    September 30,
                                             2000                   1999
                                             ----                   ----
                                               (Dollars in thousands)
Line connection/protection
         equipment ("Line")            $14,801     36%       $14,633      54%
Operations Support Systems ("OSS")      19,977     49%         7,690      28%
Signal Processing ("Signal")             5,668     14%         4,544      17%
Other                                      505      1%           165       1%
                                       ---------------       ----------------
                                       $40,951    100%       $27,032     100%
                                       ===============       ================

                                                 Three Months Ended
                                                    September 30,
                                             2000                   1999
                                             ----                   ----
                                               (Dollars in thousands)
Line                                   $ 4,289     38%       $ 5,472      65%
OSS                                      4,672     42%         1,424      17%
Signal                                   2,080     19%         1,435      17%
Other                                      154      1%            66       1%
                                       ---------------       ----------------
                                       $11,195    100%       $ 8,397     100%
                                       ===============       ================


                               Page 9 of 14 pages

Results of Operations

      The Company's sales for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 increased $13,919,000 (51%) from $27,032,000 in 1999 to $40,951,000 in 2000. Sales for the quarter ended
September  30, 2000 of  $11,195,000  increased by $2,798,000  (33%)  compared to
$8,397,000 for the quarter ended September 30, 1999. The increased sales for the three and nine months are due primarily from higher sales by the OSS and Signal divisions.

      The line sales for the nine months ended September 30, 2000 compared to September 30, 1999 increased from $14,633,000 to $14,801,000 or $168,000 (1%).
Line sales for the three months ended September 30, decreased by $1,183,000 (22%) from $5,472,000 in 1999 to $4,289,000 in 2000. The increase in sales for the nine month period is primarily attributable to sales of approximately $3,100,000 pursuant to a purchase order from Telefonos de Mexico S.A. de C.V. (Telmex) which was completed during the first quarter of 2000, which was partially offset by reduced sales to other customers, primarily to customers in the United Kingdom. The decrease for the three months ended September 30, 2000 reflects reduced sales primarily to customers in the United Kingdom.

      OSS sales for the nine months ended September 30, 2000 were $19,977,000 compared to the nine months ended September 30, 1999 of $7,690,000, an increase of $12,287,000 (160%). Sales for the three months ended September 30, 2000 were $4,672,000 compared to sales for the three months ended September 30, 1999 of $1,424,000, an increase of $3,248,000 (228%). The increase in sales during the nine months ended September 30, 2000 resulted from sales of approximately $11,000,000 to Fujitsu Telecommunications Europe Limited under a $12,000,000 supply contract which was completed during the first half of 2000, and approximately $2,800,000 to Philippines Long Distance Telephone Co. The approximate $2,800,000 to Philippines Long Distance Telephone Co. also positively impacted the three months ended September 30, 2000.

      Signal sales for the nine months ended September 30, 2000 were $5,668,000 compared to the nine months ended September 30, 1999 of $4,544,000, an increase of $1,124,000 (25%). Signal processing sales for the three months ended September 30, 2000 were $2,080,000, compared to the three months ended September 30, 1999 of $1,435,000, an increase of $645,000 (45%). The increase in sales for the nine and three-month periods primarily reflects an improvement in timely deliveries to meet customers' orders.

      Gross margin for the nine months ended September 30, 2000 was 30% compared to 27% for the nine months ended September 30, 1999. This improvement in gross margin is attributable to the increased level of sales by the OSS division, which enabled the Company to absorb more efficiently certain fixed expenses associated with the OSS contracts. Gross margin for the quarter ended September 30, 2000 was 25% compared to 22% for the quarter ended September 30, 1999. This improvement in gross margin is attributable to the Company's ability to absorb more efficiently certain fixed expenses associated with the OSS contracts which was slightly offset by both changes in the line product mix and increased costs to support OSS customer maintenance contracts.


                               Page 10 of 14 pages

      Selling, general and administrative expenses increased by $1,051,000 (11%) from $9,226,000 to $10,277,000 for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. Selling, general and administrative expenses increased by $76,000 (2%) from $3,203,000 in the quarter ended September 30, 1999 to $3,279,000 in the comparable quarter of 2000. The increase from 1999 to 2000 for the nine and three months primarily reflects higher than anticipated professional legal expenses due primarily to litigation involving the Company, particularly litigation and settlement of a dispute involving a vendor.

      Research and development expenses decreased by $45,000 (1%) for the nine months ended September 30, 2000 and by $365,000 (20%) for the three months ended September 30, 2000 from the comparable periods in 1999, respectively. The decrease for the three months reflects the completion of certain efforts to develop new products primarily related to the OSS business.

      As a result of the above, the Company had an operating loss of $2,669,000 for the nine months ended September 30, in 2000 compared to an operating loss of $6,473,000 in the comparable period of 1999. The Company had an operating loss of $1,890,000 for the quarter ended September 30, 2000 as compared to an operating loss of $3,153,000 for the quarter ended September 30, 1999.

      Interest expense for the nine months ended September 30, 2000 compared to September 30, 1999 increased by $479,000 (18%) from $2,608,000 in 1999 to
$3,087,000 in 2000. Interest expense for the three-month period ending September 30, 2000 compared to the same three months of 1999, increased by $234,000 (26%) from $888,000 in 1999 to $1,122,000 in 2000. This change is attributable primarily to increased levels of borrowing from the Company's senior lender.

      As the result of the foregoing, the Company incurred a net loss of $5,737,000, $0.59 per share (basic and diluted) for the nine months ended September 30, 2000, compared with a net loss of $8,683,000, $0.92 per share (basic and diluted), for the nine months ended September 30, 1999. The net loss for the three months ended September 30, 2000 was $3,156,000, $0.32 per share (basic and diluted), compared with a net loss for the three months ended September 30, 1999 of $3,999,000, $0.42 per share (basic and diluted).

Liquidity and Capital Resources

      At September 30, 2000 the Company had cash and cash equivalents of $2,163,000 compared with $3,245,000 at December 31, 1999. The Company had a working capital deficit at September 30, 2000 of $21,189,000, compared to working capital of $6,135,000 at December 31, 1999. The decline in working capital was primarily a result of (i) the classification of senior debt to a current liability and (ii) the classification of Subordinated Notes from long-term to current liabilities.

      During the first nine months of 2000, the net cash used by the Company in operations was $3,605,000. The principal source of cash during the nine months was a net increase of $3,628,000 in loans from the senior lender.


                               Page 11 of 14 pages

      As of September 30, 2000, the Company's loan and security agreement with its senior secured lender provides the Company, under its revolving line of credit and its letter of credit facility, with combined availability totaling $11,000,000 (See Note 3). Of the $11,000,000, $2,000,000 is payable on January
1, 2001 and the remainder expires July 3, 2001. The combined availability is subject to the Company's borrowing base and amounts outstanding under the revolver and committed letters of credit. The Company's outstanding borrowings from the senior lender at September 30, 2000, were $21,146,000 of which $310,000 was a non-interest bearing note, $10,160,000 was outstanding against the revolving line of credit, and $10,676,000 was a term loan. As of September 30, 2000, the Company's eligible assets were not sufficient to support the combined revolving advance and standby letters of credit guarantee. As a result, the outstanding advances from the senior lender exceeded the maximum allowable under the borrowing base formula by $1,400,000 as of November 3, 2000. The Company has obtained a waiver of such non-compliance from its senior lender pursuant to the interest coverage ratio and the overadvance under the line. In connection with the waiver given with respect to the overadvance, the lender agreed that the Company may have an overadvance of not more than $1,800,000 or such higher amount that the lender may allow in its sole and absolute discretion through December 31, 2000. The Company cannot give any assurance that it will not require an overadvance in excess of $1,800,000 or that the overadvance will not be required subsequent to December 31, 2000. The Company does not have any commitments for alternative financing sources, and its inability to have the required financing could severely impair its business and operations.

      As of September 30, 2000, the Company had outstanding $6,144,000 of subordinated notes. As a result of an agreement with the holders of 85% of these notes, the maturity date of the notes was extended to July 3, 2001. As a result, notes in the principal amount of $900,000 are due January 3, 2001 and notes in the principal amount of $5,244,000 are due July 3, 2001. The carrying value of such combined subordinated notes as of June30, 2000 is $6,131,000, which is net of a related issuance discount.

      The Company's cash availability during the remainder of 2000 and thereafter may be affected by a number of factors. At September 30, 2000, the Company had no cash available under its credit facility and had borrowed more than the amount available to the Company under its borrowing base. To the extent that credit is not available, the Company may have difficulty performing its obligations under its contracts, which could result in the cancellation of contracts or the loss of future business. In addition, $2,000,000 of senior debt and $900,000 of subordinated debt will become due in January 2001 and $24,390,000 of senior and subordinated debt will become due in July 2001. Under the default provisions of the loan agreement with the senior lender, a default on the subordinated notes can trigger a default in the Company's obligations to the senior lender. The Company does not presently have the ability to pay these debts and, if the Company cannot obtain either an extension on the maturity of the debts or an alternative financing source or raise funds from the sale of one of its divisions, the Company may be unable to meet these financial obligations. Although the Company has been exploring alternatives, including the possible sale of one of its divisions, the Company has no formal or informal agreement or understanding as to an extension of its existing loans or any alternative financing source, and it cannot give any assurance that it will be able to obtain either an extension of its existing debt or funds to enable it to pay its loans. The Company has been engaged in negotiations with respect to the possible sale of one of its divisions. However, the Company has not signed any agreement with respect to such a sale, and it cannot give any assurance that its negotiations will result in the sale of such division.


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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is the respondent in mediation and arbitration proceedings commenced by a vendor, BMS Corporation, in New York City with the American Arbitration Association. The claims asserted in those proceedings arose from two related agreements which the Company entered into with BMS on or about July 7, 2000, requiring BMS to update and maintain certain of the Company's software and resolving certain prior disputes with BMS. After entering into those agreements, new disputes arose between the Company and BMS concerning BMS' and the Company's performance under those agreements. In August 2000, the Company suspended making payments to BMS pending resolution of those disputes. BMS then commenced mediation and arbitration proceedings against the Company seeking damages alleged to be in excess of $6,750,000. The Company strongly disputes the allegations of BMS and if the matter cannot be resolved through mediation, the Company intends to defend vigorously the claims asserted by BMS and to assert its own counterclaims against BMS concerning BMS' failure to perform under the parties' agreements.

      In September 2000, the Company settled the previously reported action for commissions allegedly owed to a former sales representative. The settlement did not have a material effect on the Company's financial statements.

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


                                  PORTA SYSTEMS CORP.

  Dated November 9, 2000          By /s/William V. Carney
                                     --------------------
                                     William V. Carney
                                     Chairman of the Board

  Dated November 9, 2000          By /s/Edward B. Kornfeld
                                     ---------------------
                                     Edward B. Kornfeld
                                     Vice President and Chief Financial Officer


                               Page 14 of 14 pages