Form 10-K
period 2000-12-31
PORTA SYSTEMS CORP
filed 2001-04-02
CIK 79564

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

      |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2000

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. |X|

      State aggregate market value of the voting stock held by non-affiliates of the registrant: $3,449,620 as of March 16, 2001.

      Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 9,856,056 shares of Common Stock, par value $.01 per share, as of March 16, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's definitive proxy statement in connection with its 1999 Annual Meeting of Stockholders to be filed within 120 days of the close of the registrant's fiscal year is incorporated by reference into Part III of the Report.

================================================================================

Item 1. Business

      Porta Systems Corp. develops, designs, manufactures and markets a broad range of standard and proprietary telecommunications equipment and integrated software applications for sale domestically and internationally. Our core products, focused on ensuring communications for service providers worldwide, fall into three categories:

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

Risk Factors

      We recently incurred net losses from our operations, and our losses may continue. We incurred a net loss of $10,176,000, or $1.04 per share (basic and diluted), on sales of $51,140,000 for 2000 following a loss of $13,686,000, or $1.44 per share (basic and diluted) for 1999, and our losses are continuing at least through the first quarter of 2001 and may continue thereafter. We cannot give assurance that we will be able to operate profitably in the future.

      Our independent auditors have included an explanatory paragraph relating to our ability to continue as a going concern in their report on our financial statements. Because of our substantial losses in 2000 and 1999, our stockholders' deficit of $ 10,792,000 at December 31, 2000, and our working capital deficit of $24,152,000 as of December 31, 2000, resulting primarily from approximately $27,000,000 of debt maturing in July 2001, our auditors included in their report an explanatory paragraph about our ability to continue as a going concern.


                                    1 of 24

      We require substantial financing to meet our working capital requirements. We had a working capital deficit at December 31, 2000 of $24,152,000, compared to working capital of $6,135,000 at December 31, 1999. As of December 31, 2000, our current liabilities include $20,746,000 due to our senior lender, all of which is due and payable on July 3, 2001, at which time our agreement with the senior lender will terminate. At December 31, 2000, we did not have sufficient resources to pay the senior lender at maturity and we do not expect to generate the necessary cash from our operations to enable us to make that payment. In addition, $6,144,000 of subordinated notes were outstanding as of December 31, 2000 of which $900,000 matured on January 3, 2001 and $5,244,000 will mature on July 3, 2001. We did not have sufficient resources to pay the principal portion which matured on January 3, 2001 or the interest which was due on the subordinated notes on January 3, 2001, and we failed to make the scheduled principal and interest payments on the subordinated debt. We cannot give any assurance that we will be able to either pay our obligations to our senior or subordinated lenders at their respective maturity dates or renew our agreement with our senior lender or enter into an agreement with a new lender. At December 31, 2000, we were in default on a covenant on our agreement with our senior lender and the outstanding advances from the senior lender exceeded the maximum allowable under the borrowing base formula since the Company's eligible assets were not sufficient to support the outstanding balance under the combined revolving advance and standby letters of credit guarantee (see Note 6, Notes to Consolidated Financial Statements). The senior lender waived the default and permitted us to continue to maintain the over advance through July 2, 2001. We cannot assure you that any future defaults will be waived, in which event the principal and interest on our obligations to our senior lender may become immediately due and payable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      We are heavily dependent on foreign sales. Approximately 66% of our sales in 2000, 62% of our sales in 1999 and 60% of our sales for 1998, were made to foreign telephone operating companies. In selling to customers in foreign countries, we are exposed to inherent risks not normally present in the case of our sales to United States customers, including extended delays in both completing the installation and receiving the final payment from our customers for our Operational Support Systems contracts, and as well as further risks relating to political and economic changes.

      We rely heavily on British Telecommunications for most of our sales. During 2000, our direct sales to British Telecommunications were $5,098,000, or approximately 10% of our sales. Pursuant to our agreement with Fujitsu Telecommunications Europe LTD, which purchases telecommunications equipment from us for sale to British Telecommunications, our sales to Fujitsu
Telecommunications for 2000 were $12,051,000 or 24% of sales. Our largest customer in both 1999 and 1998 was British Telecommunications. Sales to British Telecommunications for 1999 were $7,825,000, or approximately 20% of sales, and sales in 1998 were $15,349,000, or 26% of sales. Therefore, any significant interruption or decline in sales to either British Telecommunications or Fujitsu Telecommunications may have a materially adverse effect upon our operations.

      We have granted to British Telecommunications rights to our technology. Under our agreement with British Telecommunications, we gave British Telecommunications the right to use our connection/protection technology or have products using our technology manufactured for it by others. As a result, British Telecommunication may have the right to use our technology and purchase products based on our technology from others, which may result in a significant decline in our sales to British Telecommunications. Furthermore, we are currently negotiating a supply agreement with British Telecommunication. There are no assurances that we will be successful in securing a new agreement. If we do not enter into a new agreement with British Telecommunications, our business may be impaired.


                                    2 of 24

      We experience difficulties with Operations Support Systems contracts. We experience delays in purchaser acceptance of the Operations Support Systems and our receipt of final contract payments in connection with a number of foreign sales. In addition, we have no steady or predictable flow of orders for Operations Support Systems and the negotiation of a contract for an operations support system is an individualized and highly technical process. These contracts typically contain performance guarantees by us and clauses imposing penalties on us if we do not meet the contractual in-service dates. The installation, testing and purchaser acceptance phases of these contracts may last longer than contemplated by the contracts and, accordingly, amounts due under the contracts may not be collected for extended periods. Furthermore, our Operation Support Systems contracts typically contain performance guarantees by us and clauses imposing penalties if we do not meet "in-service" dates.

      Because of our small size and our financial problems, we may have difficulty competing for business. We compete directly with a number of large and small telephone equipment manufacturers in the United States, with Lucent Technologies, Inc. continuing to be our principal United States competitor. In the past, competitors have used our financial difficulties in successfully competing against us. We anticipate that our loss for 2000, our working capital deficiency and the scheduled expiration of our financing agreement may continue to place us in a competitive disadvantage, particularly in seeking Operations Support Systems contracts, where we frequently deal with national telecommunications companies.

      We face significant competition for both foreign and domestic sales. In both foreign and domestic markets, we face considerable competition from other United States and foreign telephone equipment manufacturers most of which are larger and have substantially greater financial resources than us. In addition, if we establish facilities in foreign countries, we face risks associated with currency devaluation, difficulties in either converting local currency into dollars or transferring funds to the United States, local tax and currency regulations and political instability.

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

      We do not pay dividends on common stock. We have not paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We presently intend to retain future earnings, if any, in order to provide funds for use in the operation of our business and repayment of debt and, accordingly, do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our agreement with our senior secured lender prohibits payment of dividends.


                                    3 of 24

Products

      Operations Support Systems. We sell our OSS systems primarily to telephone operating companies in established and developing countries in Asia, South and Central America and Europe, and to a lesser extent, in the United States. Our principal OSS systems are computer-based testing, provisioning, activation and trouble management products which include software and capital equipment and typically sell for prices ranging from several hundred thousand to several million dollars.

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

      Our other software applications, including the automated assignment of facilities and activation of service, form part of a telephone company's service activation function, and can be integrated with the testing and trouble management systems, to provide a comprehensive access loop capability. In addition, if requested by customers, Porta develops software to meet specific customer requirements, including integration of its systems with telephone company legacy or third party OSS systems.

      We  have  entered  into  a  number  of   agreements   with   suppliers  of
complementary   products  and  plans  to  offer  those   products   through  our
distribution channels to our customer base. Those products enhance the customers' service delivery and service assurance initiatives and address specific operations areas such as facility and records verification and purification, work force scheduling and task mapping, and call fraud detection.

      Our OSS products are complex and, in most applications, incorporate features designed to respond to the purchaser's operational requirements and the particular characteristics of the purchaser's telephone system and operational processes. As a result, the negotiation of a contract for an OSS system is an individualized and highly technical process. In addition, contracts for OSS systems frequently provide for manufacturing, delivery, installation, testing and purchaser acceptance phases, which take place over periods ranging from several months to a year or more. These contracts typically contain performance guarantees by us and clauses imposing penalties if "in-service" dates are not met. The installation, testing and purchaser acceptance phases of these contracts may last longer than contemplated by the contracts and, accordingly, amounts due under the contracts may not be collected for extended periods and, in some instances, may not be collected. Delays in purchaser acceptance of the systems and in our receipt of final contract payments have occurred in connection with a number of foreign sales. In addition, we have not experienced a steady or predictable flow of orders for OSS systems.

      Telecommunications Connection Equipment. Our copper connection/protection equipment and systems are used by telephone operating companies, by owners of private telecommunications equipment and by manufacturers and suppliers of telephone central office and customer premises equipment. Products of the types comprising our telecommunications connection equipment are included as integral parts of all domestic and foreign telephone and telecommunications systems. Such products are sold in a worldwide market, which generally grows in proportion to increases in the number of telephone subscribers and owners of private telecommunications equipment, as well as to increases in upgrades to modern digital switching technology such as DSL, ADSL, and ISDN lines.


                                    4 of 24

      Our connection equipment consists of connector blocks and protection modules used by telephone companies to interconnect copper-based subscriber lines to switching equipment lines. The protector modules protect central office personnel and equipment from electrical surges. The need for protection products has increased as a result of the worldwide move to digital technology, which is extremely sensitive to damage by electrical overloads, and because private owners of telecommunications equipment now have the responsibility to protect their equipment from damage caused by electrical surges. Line connecting/protecting equipment usually incorporates protector modules to safeguard equipment and personnel from injury due to power surges. Currently, these products include a variety of connector blocks, protector modules and frames used in telephone central switching offices, PBX installations, multiple user facilities and customer premise applications.

      We also have developed an assortment of frames for use in conjunction with our traditional line of connecting/protecting products. Frames for the interconnection of copper circuits are specially designed structures which, when equipped with connector blocks and protectors, interconnect and protect telephone lines and distribute them in an orderly fashion allowing access for repairs and changes in line connections. One of our frame products, the CAM frame, is designed to produce computer-assisted analysis for the optimum placement of connections for telephone lines and connector blocks mounted on the frame.

      Our copper connection/protection products are used by many of the Regional Bell Operating Companies as well as by independent telephone operating companies in the United States and owners of private telecommunications equipment. These products are also purchased by other companies for inclusion within their systems. In addition, our telecommunications connection products have been sold to telephone operating companies in various foreign countries. This equipment is compatible with existing telephone systems both within and outside the United States and can generally be used without modification, although we do custom design modifications to accommodate the specific needs of our customers.

      Signal Processing Products. Our signal processing products include data bus systems and wideband transformers. Data bus systems, which are the communication standard for military and aerospace systems, require an extremely high level of reliability and performance. Wideband transformers are required for ground noise elimination in video imaging systems and are used in the television and broadcast, medical imaging and industrial process control industries.

      The table below shows, for the last three fiscal years, the contribution made to our sales by each of its major categories of the telecommunications industry:

                            Sales by Product Category
                            Years Ended December 31,

                            2000                1999                  1998
                            ----                ----                  ----
                                      (Dollars in thousands)

OSS Systems           $22,296    44%       $14,254    37%       $27,318    46%

Line Connecting
/Protecting
Equipment              20,546    40%        18,189    47%        24,291    41%

Signal Processing       7,644    15%         6,328    16%         7,539    13%

Other                     654     1%           165     0%           195     0%
                      -------   ---        -------   ---        -------   ---

Total                 $51,140   100%       $38,936   100%       $59,343   100%
                      =======   ===        =======   ===        =======   ===


                                    5 of 24

Markets

      We supply equipment and systems to telephone companies which provides improved services to ensure communication to their customers. In addition, we provide businesses with systems which improve their internal telecommunication systems.

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

      Our OSS systems are designed to meet many of the needs of a rapidly changing telephone network. OSS systems facilitate rapid change and expansion without a comparable increase in the requirement for skilled technicians, while the computerized line test system insures increased quality and rapid maintenance and repair of subscriber local loops. The automated database, which computerizes the inventory and maintenance history of all subscriber lines in service, helps to keep the rapid change under control.

      During 2000, approximately 44% of our sales consisted of OSS products and services.

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

      During 2000, approximately 40% of our sales were made to customers in this category.

      Our line of signal processing products is supplied to customers in the military and aerospace industry as well as manufacturers of medical equipment and video systems. The primary communication standard in new military and aerospace systems is the MIL-STD-1553 Command Response Data Bus, an application which requires an extremely high level of reliability and performance. Products are designed to be application specific to satisfy the requirements of each military or aerospace program.

      Our wideband transformers are required for ground noise elimination in video imaging systems and are used in the television and broadcast, medical imaging and industrial process control industries. If not eliminated, ground noise caused by poor electrical system wiring or power supplies, results in significant deterioration in system performance, including poor picture quality and process failures in instrumentation. The wideband transformers provide a cost effective and quick solution to the problem without the need of redesign of the rest of the system.

      During 2000, signal processing equipment accounted for approximately 15% of our sales.


                                    6 of 24

Marketing and Sales

      Porta operates through three business units, which are organized by product line, and with each having responsibility for the sales and marketing of its products.

      When appropriate to obtain sales in foreign countries, we may enter into business arrangements and technology transfer agreements covering our products with local manufacturers and participate in manufacturing and licensing arrangements with local telephone equipment suppliers.

      In the United States and throughout the world, we use independent distributors in the marketing of all copper based products to the regional bell operating companies and the customer premises equipment market. All distributors marketing copper-based products also market directly competing products. In addition, Porta continues to promote the direct marketing relationships it developed in the past with telephone operating companies.

      We have an agreement with British Telecommunications covering our connecting/protecting products. This agreement which will expire on August 31, 2001 provides, among other things, that we are a non-exclusive supplier to British Telecommunications for these products. British Telecommunications purchased line connecting/protecting products amounting to $4,261,000 (8% of sales) in 2000, $6,566,000 (17% of sales) in 1999, and $11,345,000 (19% of sales) in 1998. During these years, we also sold our products to unaffiliated suppliers for resale to British Telecommunications. Our agreement with British Telecommunications provides for a cross license which, in effect, enables British Telecommunications to use certain of our proprietary information to modify or enhance products provided to British Telecommunications and permits British Telecommunications to manufacture or engage others to manufacture those products. We are currently negotiating a new multi-year agreement with British Telecommunications. There are no assurances that we will be successful in securing a new agreement. If we do not enter into a new agreement British Telecommunications, our business could be impaired.

      Our OSS systems historically have been sold to foreign telephone operating companies which are government controlled. Recently, we entered into sales, marketing and management co-operative agreements and strategic alliances with various companies.

      During 2000, we entered into a multi-year sales, marketing, and management co-operative agreement with Fujitsu Telecommunications to market Internet infrastructure products. Under the agreement, Fujitsu will sell and market Porta's advanced Internet infrastructure technologies, including ADSL Single Ended Line Qualification System for broadband services and the sixth generation Sherlock remote test unit to telecom service operators in the United Kingdom, principally British Telecommunications, and certain other European countries.

      Our signal processing products are sold primarily to US military and aerospace prime contractors, and domestic original equipment manufacturers and end users.


                                    7 of 24

      The following table sets forth for the last three fiscal years our sales to customers by geographic region:

                   Sales to Customers By Geographic Region (1)

                                         Year Ended December 31,
                                         -----------------------

                             2000                 1999                 1998
                             ----                 ----                 ----
                                         (Dollars in thousands)

North America           $22,795    45%       $14,664    38%       $20,830    35%

United Kingdom           20,244    40%        15,673    40%        20,441    34%

Asia/Pacific              5,429    10%         4,159    11%         7,181    12%

Other Europe              2,482     5%         3,130     8%         3,377     6%

Latin America               146     0%         1,257     3%         7,463    13%

Middle East                  25     0%            47     0%            51     0%

Other                        19     0%             6     0%            --     0%
                        -------   ---        -------   ---        -------   ---

Total Sales             $51,140   100%       $38,936   100%       $59,343   100%
                        =======   ===        =======   ===        =======   ===

(1) For information regarding the amount of sales, operating profit or loss and identifiable assets attributable to each of our divisions and geographic areas, see Note 22 of Notes to the Consolidated Financial Statements.

      In selling to customers in foreign countries, there are inherent risks not normally present in the case of sales to United States customers, including increased difficulty in identifying and designing systems compatible with purchasers' operational requirements; extended delays under OSS systems contracts in the completion of testing and purchaser acceptance phases and difficulty in our receipt of final payments and political and economic change. In addition, to the extent that Porta establishes facilities in foreign countries, the Company faces risks associated with currency devaluation, inability to convert local currency into dollars, local tax regulations and political instability.

Manufacturing

      Our computer-based testing products include proprietary testing circuitry and computer programs, which provide platform-independent solutions based on UNIX or UNIX compatible operating systems. The testing products also incorporate disk data storage, teleprinters, minicomputers and personal computers purchased by us. These products are installed and tested by us at our customers' premises.

      At present, our manufacturing operations are conducted at facilities located in Glen Cove, New York and Matamoros, Mexico. From time to time we also use subcontractors to augment various aspects of our production activities and periodically explore the feasibility of conducting operations at lower cost manufacturing facilities located abroad. In selling to foreign telephone companies, we may be required to provide local manufacturing facilities and, in conjunction with these facilities, we may grant the facility a license to our proprietary technology.


                                    8 of 24

Source and Availability of Components

      We generally purchase the standard components used in the manufacture of our products from a number of suppliers. Porta attempts to assure itself that the components are available from more than one source. We purchase all of our MKIII test units from two suppliers. We purchase the majority of our workstations and servers used in its OSS systems from Compaq Computer Corporation. However, we could use other computer equipment in our systems if we were unable to purchase Compaq products. Other components, such as personal computers and line printers used in connecting with our electronic products, are readily available from a number of sources.

Significant Customers

      During 2000, our five largest customers accounted for sales of $28,323,000, or approximately 55% of sales, and, during 1999, our five largest customers accounted for sales of $19,700,000, or approximately 51% of sales. Our largest customer in 2000 with sales of $12,051,000, or approximately 24% of sales was Fujitsu Telecommunications. A significant amount of sales of our products for use by British Telecommunications were sold to Fujitsu
Telecommunications, as purchasing agent for British Telecommunications. As a result, most of the sales to Fujitsu Telecommunications were for use by British Telecommunications. Our largest customer in 1999 was British Telecommunications. Direct sales to British Telecommunications were $5,098,000, or 10% of sales, for 2000 and $7,825,000, or 20% of sales, for 1999. Any significant interruption or decline in sales to Fujitsu Telecommunications or British Telecommunications may have a materially adverse effect upon our operations. During 2000, sales to a Mexican telephone company were $5,507,000, or approximately 11% of sales. No other customers account for 10% or more of our sales for either year.

      The former Bell operating companies continue to be the ultimate purchasers of a significant portion of our products sold in the United States, while sales to foreign telephone operating companies constitute the major portion of our foreign sales. Our contracts with these customers require no minimum purchases by such customers. Significant customers for the signal processing products include major US aerospace companies, the Department of Defense and original equipment manufacturers in the medical imaging and process control equipment industries. We sell both catalog and custom designed products to these customers. Some contracts are multi-year procurements.

Backlog

      At December 31, 2000, our backlog was approximately $10,000,000 compared with approximately $23,800,000 at December 31, 1999. Of the December 31, 2000 backlog, approximately $7,600,000 represented orders from foreign telephone operating companies. We expect to ship substantially all of our December 31, 2000 backlog during 2001.

Intellectual Property Rights

      We own a number of domestic utility and design patents and have pending patent applications for these products. In addition, we have foreign patent protection for a number of our products.

      From time to time we enter into licensing and technical information agreements under which we receive or grant rights to produce certain subcomponents used in our products. These agreements are for varying terms and provide for the payment or receipt of royalties or technical license fees.

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


                                    9 of 24

Competition

      The telephone equipment market in which we do business is characterized by intense competition, rapid technological change and a movement to private ownership of telecommunications networks. In competing for telephone operating company business, the purchase price of equipment and associated operating expenses have become significant factors, along with product design and long-standing equipment supply relationships. In the customer premises equipment market, we are functioning in a market characterized by distributors and installers of equipment and by price competition.

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

      In connection with overseas sales of our line connecting/protecting equipment, we have met with significant competition from United States and foreign manufacturers of comparable equipment and we expect this competition to continue. In addition to Lucent, a number of our overseas competitors have significantly greater resources than we do.

      We compete directly with a limited number of substantial domestic and international companies with respect to our sales of OSS systems. In meeting this competition, we rely primarily on the features of our line testing equipment, our ability to customize systems and endeavor to offer such equipment at prices and with warranties that make them competitive.

      In addition to the quality and price of the products being offered, the financial stability of a supplier, especially for OSS contracts, is a crucial element. Because these contracts require the supplier to spend considerable funds before the project is completed and require ongoing maintenance service, potential customers consider the financial stability of the supplier as a major consideration in awarding a contract. Our financial position, combined with our recent losses, our working capital deficiency and the scheduled expiration of our financing agreement with our senior lender, may place us at a competitive disadvantage in seeking new business and new orders for existing customers.

Research and Development Activities

      Porta spent approximately $5,800,000 in 2000, $6,100,000 in 1999, and $6,500,000 in 1998 on its research and development activities. All research and development was company sponsored and is expensed as incurred.

Employees

      As of February 24, 2001, we had 419 employees of which 79 were employed in the United States, 253 in Mexico, 45 in the United Kingdom, 5 in Poland, 3 in Chile, 3 in China, and 31 in Korea (in connection with our Korean joint venture). We believe that our relations with our employees are good, and we have never experienced a work stoppage. Our employees are not covered by collective bargaining agreements, except for our hourly employees in Mexico who are covered by a collective bargaining agreement that expires on December 31, 2002.


                                    10 of 24

Executive Officers

Name and Position                                                         Age
-----------------                                                         ---

William V. Carney                                                          63
Chairman of the Board and Chief Executive Officer

Michael A. Tancredi                                                        71
Senior Vice President, and Secretary and Treasurer

Edward B. Kornfeld                                                         57
Senior Vice President -- Operations and Chief Financial Officer

Prem G. Chandran                                                           48
Senior Vice President

David Rawlings                                                             57
Senior Vice President

      All of Porta's officers serve at the pleasure of the board of directors. Messrs. Carney and Tancredi are also members of the board of directors. There is no family relationship between any of the executive officers listed above.

      Mr. Carney was elected as Chairman of the Board of Directors and Chief Executive Officer in 1996 and has served as a director since 1970. Previously, Mr. Carney had served as Secretary from 1970 to 1996, Senior Vice President from 1989 to 1996 and Chief Technical Officer from 1990 to 1996. He was elected Vice Chairman in January 1988. He was Senior Vice President-Mechanical Engineering from January 1988 to November 1989 and was Senior Vice President-Manufacturing from March 1984 to February 1985, Senior Vice President-Operations from June 1977 to February 1984 and Vice President from 1970 to June 1977.

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


                                    11 of 24

Item 2. Properties

      We currently lease approximately 20,400 square feet of executive, sales, marketing and research and development space in Syosset, New York; and 7,000 square feet of office space used for software development located in Charlotte, North Carolina. We also own a 31,000 square foot manufacturing and research and development facility located in Glen Cove, New York. These facilities represent substantially all of our office, plant and warehouse space in the United States. The Syosset, New York lease expires December 2005, and the Charlotte, North Carolina lease expires in November 2004. The aggregate annual rental is approximately $435,000.

      Our wholly-owned United Kingdom subsidiary leases approximately 34,300 square foot facility in Coventry, England, which facility comprises all of our office, plant and warehouse space. The lease expires in 2019. The aggregate annual rental is approximately $225,000.

      Our wholly-owned Mexican subsidiary owns an approximately 40,000 square foot manufacturing facility in Matamoros, Mexico.

      In March 2001, we entered into a contract to sell our Glen Cove, New York facility for $1,850,000. All personnel will be relocated to other locations.

      We believe our properties are adequate for our needs.

Item 3. Legal Proceedings

      In March 2000, we suspended (with pay) Messrs. Ronald Wilkins and Michael Bahlo, two of our executive officers, from their positions pending completion of our investigation of certain matters that had come to our attention. Prior to the completion of this investigation, however, these two executives accepted positions with another company and thereby voluntarily resigned from their positions with us. In February 2001, these two executives, together with a third former executive officer, Mr. Michael Lamb, who similarly resigned from his position with us, filed suit in the Supreme Court for the State of New York, County of New York, entitled Ronald Wilkins, Michael Bahlo and Michael Lamb v. Porta Systems Corp., Index No 600677/01. The complaint asserts various claims against us based on the allegation that each of these three executives was improperly terminated from his employment without cause, and seeks compensatory damages, liquidating damages and attorney's fees. The Company believes that it has valid defenses to the claims and intends to defend this action vigorously and to assert counterclaims against these former executives.

      In September 2000, we and BMS Corporation each disputed the performance by the other party of its obligation under certain settlement agreements which were entered into in June 2000. BMS commenced an arbitration proceeding which was settled in January 2001 with the execution of amended agreements. The amended agreement included, among other things, an extended payment schedule, with each such payment being secured by our confession of judgment held in escrow by BMS.

      In July 1996, an action was commenced against Porta and certain present and former directors in the Supreme Court of the State of New York, New York County by certain stockholders and warrant holders of Porta who acquired their securities in connection with the acquisition by Porta of Aster Corporation. The complaint alleges breach of contract against Porta and breach of fiduciary duty against the directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $413,000; however, counsel for the plaintiff has advised Porta that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. Porta believes that the defendants have valid defenses to the claims. Discovery is proceeding, although there has been no significant activity in this matter subsequent to December 31, 1999.

Item 4. Submission of Matters to a Vote of Securities Holders

      During the fourth quarter of 2000, there were no matters required to be submitted to a vote of security holders of the Company.


                                    12 of 24

                                     Part II

Item 5. Market for Registrant's Common Equity and Related
        Stockholder Matters

      Our common stock is traded on the American Stock Exchange, Inc. under the symbol PSI. The following table sets forth, for 1999 and 2000, the quarterly high and low sales prices for our common stock on the consolidated transaction reporting systems for American Stock Exchange listed issues.

                                                      High              Low
                                                      ----              ---

1999     First Quarter                               $2.50             $1.75
         Second Quarter                               2.19              1.50
         Third Quarter                                1.88              0.63
         Fourth Quarter                               1.25              0.63

2000     First Quarter                               $4.88             $0.81
         Second Quarter                               3.63              1.56
         Third Quarter                                2.00              0.88
         Fourth Quarter                               1.00              0.38

      We did not declare or pay any cash dividends in 2000 or 1999. It is our present policy to retain earnings, if any, to finance the growth and development of the business, and therefore, we do not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, Porta's agreement with its senior lender prohibits it from paying cash dividends on its common stock.

      As of March 16, 2001, Porta had approximately 983 stockholders of record and the closing price of our common stock was $0.35.

      During 2000, we issued unregistered securities in the following transactions: (i) 100,000 5-year warrants to purchase shares of common stock exercisable at $2.00 which were subsequently re-priced at an exercise price of $1.00, (ii) 127,500 3-year warrants to purchase shares of common stock exercisable at $3.00, and (iii) 15,000 5-year warrants to purchase shares of common stock exercisable at $1.81. All sales were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) or 4(6) thereunder or Rule 506 of the Securities and Exchange Commission. No fees were paid to any placement agent or underwriter in connection with any of these sales.

Item 6. Selected Financial Data

      The following table sets forth certain selected consolidated financial information. All share and per share data have been restated to give effect to the one for five reverse stock split which became effective on August 2, 1996. For further information, see the Consolidated Financial Statements and other information set forth in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7:


                                    13 of 24

                                                                                  Year Ended December 31,
                                                                                  -----------------------

                                                         2000             1999             1998             1997             1996
                                                         ----             ----             ----             ----             ----
                                                                          (In thousands, except per share data)

Income Statement Data:

Sales                                                  $ 51,140         $ 38,936         $ 59,343         $ 62,230         $ 57,987
Operating income (loss)                                  (5,153)          (9,709)           4,566            6,101            3,982

Debt conversion expense                                      --               --             (945)         (11,458)              --

Income (loss) before discontinued
  operations and extraordinary item                     (10,176)         (13,686)             451           (7,021)           1,252

Net income (loss)                                       (10,176)         (13,686)             527           (6,899)           5,174

Basic per share amounts:
    Continuing operations                              $  (1.04)        $  (1.44)        $   0.05         $  (2.26)        $   0.57
    Net income (loss)                                  $  (1.04)        $  (1.44)        $   0.06         $  (2.22)        $   2.37

Diluted per share amounts:
    Continuing operations                              $  (1.04)        $  (1.44)        $   0.04         $  (2.26)        $   0.23
    Net income (loss)                                  $  (1.04)        $  (1.44)        $   0.05         $  (2.22)        $   0.94

Cash dividends declared                                      --               --               --               --               --

Number of shares used in
  calculating net income (loss)
  per share-basic                                         9,763            9,489            9,281            3,111            2,184

Number of shares used in
  calculating net income (loss)
  per share-diluted                                       9,763            9,489            9,785            3,111            5,528

Balance Sheet Data:

Total assets                                           $ 34,174         $ 43,448         $ 52,136         $ 51,000         $ 51,660

Long-term debt excluding current
  maturities                                           $    376         $ 21,902         $ 17,238         $ 18,858         $ 45,804

Stockholders' equity (deficit)                         $(10,792)        $ (1,387)        $ 11,984         $  6,813         $(19,702)


                                    14 of 24

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.

      Our consolidated statements of operations for the three years ended December 31, 2000, 1999 and 1998, respectively, as a percentage of sales is as follows:

                                                    Years Ended December 31,

                                                  2000        1999        1998
                                                  ----        ----        ----

Sales                                              100%        100%        100%
Cost of sales                                       70%         74%         59%
                                                  ----        ----        ----
Gross Profit                                        30%         26%         41%
Selling, general and
   administrative expenses                          28%         35%         22%
Research and development expenses                   12%         16%         11%
                                                  ----        ----        ----
Operating income (loss)                            (10%)       (25%)         8%
Interest expense                                    (9%)        (9%)        (6%)
Other                                               (1%)         1%          2%
Debt conversion expense                             --          --          (2%)
                                                  ----        ----        ----
Income (loss) from continuing
  operations before income
  taxes and minority interest                      (20%)       (33%)         2%
Income tax expense (benefit)
  and minority interest                             --           2%          1%
                                                  ----        ----        ----

Net income (loss)                                  (20%)       (35%)         1%
                                                  ====        ====        ====


                                    15 of 24

Results of Operations

Years Ended December 31, 2000 and 1999

      Our sales for 2000 were  $51,140,000  compared to  $38,936,000 in 1999, an increase of $12,204,000 (31%). The increase in revenue is attributed principally to completion of contracts from our OSS division, although all divisions achieved increased revenues in 2000 as compared to 1999.

      OSS sales for 2000 were $22,296,000, compared to 1999 sales of $14,254,000, an increase of $8,042,000 (56%). During 2000, OSS sales resulted primarily from the completion of OSS contracts, which were secured during the latter part of 1999. We expect to complete revenue recognition from these OSS contracts in 2001. Sales of OSS systems are not made on a recurring basis to customers, but are the result of extended negotiations that frequently cover many months and do not always result in a contract. In addition, OSS contracts may include conditions precedent, such as the customer obtaining financing or bank approval, and the contracts are not effective until the conditions are satisfied.

      Line connection/protection equipment sales for 2000 increased approximately $2,357,000 (13%) from $18,189,000 in 1999 to $20,546,000 in 2000.
The improved sales level reflected an increase in volume of sales to United States and Mexican customers, which were offset by a decrease in sales to customers in the United Kingdom.

      Signal processing revenue for 2000 compared to 1999 increased by $1,316,000 (21%) from $6,328,000 to $7,644,000. The increase in sales primarily reflects accommodations made to customers where requested delays in deliveries in 1999 of orders were shipped during 2000.

      Gross margin increased from 26% in 1999 to 30% in 2000. The increase in gross margin is primarily attributed to the higher sales volume in the OSS division. However, the increase in revenue was still not satisfactory in completely eliminating the inefficiency resulting from our inability to absorb our fixed expenses associated with the OSS contracts over our revenue base. This improvement in gross margin was slightly offset by a lower gross margin in connection/protection products in 2000 compared to 1999 due to changes in product mix.

      Selling, general and administrative expenses increased by $970,000 (7%) from $13,603,000 in 1999 to $14,573,000 in 2000. The increase from 1999 to 2000 primarily reflects higher than anticipated professional legal expenses due primarily to litigation involving us, particularly litigation and settlement of a dispute with a vendor.

      Research and development expenses decreased by $260,000 (4%) from $6,090,000 in 1999 to $5,830,000 in 2000. The decreased expense in 2000 resulted from the completion during 2000 of certain efforts to develop new products primarily related to the OSS business.

      As a result of the above, we had an operating loss of $5,153,000 in 2000 versus operating loss of $9,709,000 in 1999. The reduced operating loss for 2000 reflects continued profitability in our line connection/protection equipment and signal processing divisions, and a reduction of the operating loss in our OSS division from $10,650,000 in 1999 to $6,201,000 in 2000.

      Interest expense for 2000 increased by $929,000 from $3,571,000 for 1999 to $4,500,000 in 2000. This change is attributable primarily to increased levels of borrowing from the Company's senior lender and non cash interest expense associated with the issuance and re-pricing of warrants held by the senior lender and subordinated note holders (See Notes to Financial Statements 6 and 8).


                                    16 of 24

      During 2000, we requested the early termination of our obligations to a number of current and former executive officers regarding the funding of split dollar life insurance policies in order to obtain approximately $1,200,000 of premiums paid by us into the policies. Due to the early termination, we agreed to forfeit approximately $600,000 of premiums and terminate our interest in the policies which amount was charged to other expenses during 2000.

      As the result of the foregoing, the 2000 net loss was $10,176,000, $1.04 per share (basic and diluted), compared with a net loss of $13,686,000, $1.44 per share (basic and diluted) for 1999.

Years Ended December 31, 1999 and 1998

      Our sales for 1999 were  $38,936,000  compared to  $59,343,000  in 1998, a decrease of $20,407,000 (34%). The decrease in revenue is attributed principally to shortfalls from our OSS division, although all divisions sustained decreased revenues in 1999 as compared to 1998.

      OSS sales for 1999 were $14,254,000, compared to 1998 sales of $27,318,000, a decrease of $13,064,000 (47%). Sales of OSS systems are not made on a recurring basis to customers, but are the result of extended negotiations that frequently cover many months and do not always result in a contract. In addition, OSS contracts may include conditions precedent, such as obtaining financing or bank approval, and the contracts are not effective until the conditions are satisfied. During 1999, OSS sales resulted primarily from the completion of OSS contracts, which were in effect at the beginning of the year. Our major new OSS contracts were signed during the fourth quarter of 1999, and had no effect on our revenue for 1999. These new contracts, which total $17,000,000 are with the Philippines Long Distance Telephone Co. for
approximately  $5,000,000,   and  Fujitsu   Telecommunications  Europe  LTD  for
approximately $12,000,000. We recognized substantially all revenue from these new OSS contracts in 2000.

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


                                    17 of 24

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

      Interest expense for 1999 decreased by $179,000 from $3,750,000 for 1998 to $3,571,000 in 1999. The decrease in interest expense is attributable primarily to the completion of non-cash interest expenses associated with the issuance of warrants to our senior lender. This decrease was substantially offset by additional interest on the increased outstanding principal balance and waiver fee for non-compliance of the interest coverage covenant to the senior lender.

      Other income for 1998 included approximately $240,000 from the final settlement of an insolvency procedure involving the purchaser of our Israeli operations, which was sold in 1992, and $400,000 from the settlement of a lawsuit against a former vendor.

      During 1998, we recorded debt conversion expenses of $945,000 as a result of the exchange of zero coupon notes into common stock. The debt conversion expense represents the difference between the original conversion price per share of $6.55 and the reduced conversion price per share of $3.65.

      During   1998,   we  recorded  an   extraordinary   gain  from  the  early
extinguishment of its Debentures of $76,000.

      For 1999, we recorded an income tax expense of $873,000, which includes an $811,000 increase in deferred tax asset valuation allowance and tax expenses of $62,000. For 1998, income tax expenses of $606,000 primarily represents income taxes payable by our UK and Chilean subsidiaries.

      As the result of the foregoing, the 1999 net loss was $13,686,000, $1.44 per share basic and diluted, compared with net income of $527,000, $0.06 per share basic and $0.05 per share diluted, for 1998.

Liquidity and Capital Resources

      At December 31, 2000 we had cash and cash equivalents of $2,366,000 compared with $3,245,000 at December 31, 1999. Our working capital deficit was $24,152,000 at December 31, 2000 compared to working capital of $6,135,000 at December 31, 1999. The decline in working capital was primarily a result of the classification of our senior debt and subordinated debt from long-term to current liabilities. During 2000, we used $2,901,000 of cash to support our operations. Our principal source of funds during 2000 was borrowings from our senior lender.

      We had senior debt outstanding of $20,746,000 as of December 31, 2000 of which $150,000 was a non-interest bearing note, $10,160,000 was outstanding against the revolving line of credit, and $10,436,000 was a term loan agreement. The agreement requires a quarterly loan amortization of $400,000. Porta had a revolving line of credit and a letter of credit facility of $11,000,000 as of December 31, 2000 which decreased to $9,000,000 on January 2, 2001. During 2000, we borrowed $5,010,000 and repaid $1,782,000 to the senior secured lender, of which $182,000 was provided from the proceeds of the sale of our UK facility.

      Our loan and security agreement with our senior secured lender expires July 3, 2001. Pursuant to this agreement, $1,160,000 of the revolving line of credit matured on January 2, 2001.


                                    18 of 24

      On January 2, 2001, we did not have the resources to make the $1,160,000 payment. On March 13, 2001, our senior lender agreed to allow us to defer the repayment of borrowings related to the increased maximum, defer all monthly facility fees and the April 1, 2001 principal payment of $400,000 until the earlier of the termination of the agreement on July 3, 2001 or the sale by us of one or more of our divisions. The senior lender, as a condition to the above, prohibited us from making any payments on indebtedness to any subordinated creditors except to pay accounts payable in the ordinary course of business.

      In addition, we were not in compliance with the interest coverage covenant and borrowing base coverage under the agreement and obtained a waiver from our senior lender through July 2, 2001.

      As of December 31, 2000, we had remaining outstanding $376,000 of 6% Debentures, net of original issue discount of $9,000, which mature July 2, 2002. The face amount of the outstanding 6% Debentures was $385,000. The interest accrued on the 6% Debentures is payable on July 1 of each year and as of December 31, 2000 was $12,000. At December 31, 2000, we were current on our interest obligations.

      As of December 31, 2000, we had outstanding $6,144,000 of subordinated notes. As a result of an agreement with the holders of 85% of these notes, the maturity date of the notes was extended to July 3, 2001. As a result, notes in the principal amount of $900,000 were due January 3, 2001 and notes in the principal amount of $5,244,000 become due July 3, 2001. We did not have the resources to pay the $900,000 of subordinated debt on January 2, 2001 and approximately $440,000 of interest which was due on January 2, 2001. We are engaged in preliminary discussions with the holders of certain subordinated notes with respect to the possible extension of the notes or the exchange of the notes for equity in Porta.

      Our cash availability during 2001 and thereafter may be affected by a number of factors. At December 31, 2000, we had no cash available under our credit facility and we had borrowed more than the amount available to us under our borrowing base. To the extent that credit is not available, we may have difficulty performing our obligations under our contracts, which could result in the cancellation of contracts or the loss of future business. In addition, $1,160,000 of senior debt and $900,000 of subordinated debt became due in January 2001 and $24,830,000 of senior and subordinated debt will become due in July 2001. Under the default provisions of the loan agreement with our senior lender, a default on the subordinated notes can trigger a default in our obligations to the senior lender. We do not presently have the ability to pay these debts and, if we cannot obtain either an extension on the maturity of the debts or an alternative financing source or raise funds from the sale of one of our divisions, we may be unable to meet these financial obligations. We are continuing to negotiate with our senior lender with respect to an extension beyond the July 3, 2001 maturity of our current facility.

      We are seeking to address our need for liquidity by seeking to extend our agreement with our senior lender, negotiate an agreement with the holders of the subordinated debt which would result in a deferral of our payment obligations or a conversion of the debt to equity or a combination, and a sale of one or more of our divisions. Although we have been engaged in negotiations with respect to the sale of one of our divisions, these negotiations were terminated without our entering into any agreement. Although we are continuing to explore the possible sale of one or more of our divisions, we cannot assure you that we will be successful in these efforts. Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. In addition, our auditors included in their report an explanatory paragraph about our ability to continue as a going concern.


                                    19 of 24

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

      Although we conduct operations outside of the United States, most of our contracts and sales are dollar denominated. A portion of the revenue from our United Kingdom operations and the majority of our United Kingdom expenses are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. For 2000, the currency translation adjustment was not significant in relation to our total revenue.

Item 8. Financial Statements and Supplementary Data.

      See Exhibit I

Item 9. Changes In and Disagreements With Accountants On
        Accounting and Financial Disclosure.

      Not Applicable

                                    Part III

Item 10, 11, 12, and 13.

      The information called for by Item 10 (Directors and Executive  Officers),
Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management), and Item 13 (Certain Relationships and Related Transactions) is incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after the close of the year ended December 31, 2000.

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

(b)   Reports on Form 8-K

      None.


                                    20 of 24

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

   4.7 Amendment Number Two dated March 30, 1995 to the Amended and Restated Loan and Security Agreement dated as of November 28, 1994 between the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 4.7.2 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.


                                    21 of 24

Exhibit No.       Description of Exhibit
-----------       ----------------------

   4.8 Amended and Restated Secured Promissory Note dated February 13, 1995, incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

   4.9 Deferred Funding Fee Note dated November 28, 1994 made by the Company in favor of Foothill Capital Corporation, incorporated by reference to Exhibit 5 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.10 Amendment Number Three to Amended and Restated Loan and Security Agreement dated March 12, 1996, between the Company and Foothill Capital Corporation, incorporated by reference to
                  Exhibit 4.11 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

   4.11 Warrant to Purchase Common Stock of the Company dated November 28, 1994 executed by the Company in favor of Foothill Capital Corporation, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.12 Lockbox Operating Procedural Agreement dated as of November 28, 1994 among Chemical Bank, the Company and Foothill Capital Corporation, incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.13 Amendment No. Five dated as of November 30, 1997, to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company, including amendments to the warrants held by Foothill, incorporated by reference to Exhibit 4.23 of the Company's Form 8-K dated January 2, 1998.

   4.14 Amendment No. Six dated as of August 1, 1998 to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company, incorporated by reference to Exhibit 4.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   4.15 Amendment No. Seven dated as of December 1, 1998 to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company, incorporated by reference to Exhibit 4.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

   4.16 Amendment No. Eight dated as of April 10, 2000 to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company.

   4.17 Amendment No. Nine dated as of June 9, 2000 to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company.

   4.18 Amendment No. Ten dated as of March 1, 2001 to Amended and Restated Loan and Security agreement between Foothill Capital Corp. ("Foothill") and the Company.


                                    22 of 24

Exhibit No.       Description of Exhibit
-----------       ----------------------

   10.1 Form of Executive Salary Continuation Agreement, incorporated by reference to Exhibit 19 (cc) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

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


                                    23 of 24

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PORTA SYSTEMS CORP.

Dated March 29, 2001                   By /s/ William V. Carney
                                          --------------------------------------
                                          William V. Carney
                                          Chairman of the Board and
                                          Chief Executive Officer

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

         Signature                      Title                          Date
-----------------------------   --------------------------        --------------

    /s/ William V. Carney       Chairman of the Board,            March 29, 2001
-----------------------------   Chief Executive Officer
        William V. Carney       and Director (Principal
                                Executive Officer)

   /s/ Edward B. Kornfeld       Senior Vice President and         March 29, 2001
-----------------------------   Chief Financial Officer
       Edward B. Kornfeld       (Principal Financial and
                                Accounting Officer)

      /s/ Seymour Joffe         Director                          March 29, 2001
-----------------------------
          Seymour Joffe

   /s/ Michael A. Tancredi      Director                          March 29, 2001
-----------------------------
       Michael A. Tancredi

     /s/ Warren H. Esanu        Director                          March 29, 2001
-----------------------------
         Warren H. Esanu

   /s/ Herbert H. Feldman       Director                          March 29, 2001
-----------------------------
       Herbert H. Feldman

    /s/ Stanley Kreitman        Director                          March 29, 2001
-----------------------------
        Stanley Kreitman

       /s/ Marco Elser          Director                          March 29, 2001
-----------------------------
           Marco Elser

    /s/ Robert Schreiber        Director                          March 29, 2001
-----------------------------
        Robert Schreiber


                                    24 of 24

Exhibit I

Item 8. Financial Statements and Supplementary Data

Index                                                                       Page
-----                                                                       ----

Report of Independent Certified Public Accountants                           F-2

Consolidated Financial Statements and Notes:

  Consolidated Balance Sheets,
  December 31, 2000 and 1999                                                 F-3

  Consolidated Statements of Operations and
  Comprehensive Income (Loss),
  Years Ended December 31, 2000, 1999 and 1998                               F-4

  Consolidated Statements of Stockholders'
  Equity (Deficit), Years Ended
  December 31, 2000, 1999 and 1998                                           F-5

  Consolidated Statements of Cash Flows
  for the Years Ended December 31, 2000,
  1999 and 1998                                                              F-6

  Notes to Consolidated Financial Statements                                 F-7

               Report of Independent Certified Public Accountants

The Board of Directors and
Stockholders of Porta Systems Corp.
Syosset, New York

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered substantial losses from operations in 2000 and 1999 and, as of December 31, 2000, has a stockholders' deficit of $10,792,000, and has a working capital deficit of $24,152,000, resulting primarily from approximately $27 million of debt maturing in July 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ BDO SEIDMAN, LLP
                                       BDO SEIDMAN, LLP

Melville, New York
March 21, 2001

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                        (in thousands, except par value)

                                                          2000           1999
                                                        --------       --------
                                     Assets
                                     ------
Current assets:
  Cash and cash equivalents                             $  2,366          3,245
  Accounts receivable -- trade, less
    allowance for doubtful accounts of
    $2,477 in 2000 and $1,879 in 1999                      7,425         12,137
  Inventories                                              7,150          8,893
  Prepaid expenses and other current
    assets                                                 1,130          1,373
                                                        --------       --------
         Total current assets                             18,071         25,648

Property, plant and equipment, net                         4,555          4,193
Goodwill, net of amortization of $5,003
  in 2000 and $4,284 in 1999                              10,357         11,076
Other assets                                               1,191          2,531
                                                        --------       --------
         Total assets                                   $ 34,174         43,448
                                                        ========       ========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------
Current liabilities:
  Current portion of senior debt                        $ 20,746          2,000
  Current portion of subordinated notes                    6,144             --
  Accounts payable                                         7,173          8,831
  Accrued expenses                                         5,385          5,723
  Accrued interest payable                                   766            588
  Accrued commissions                                      1,553          1,864
  Accrued deferred compensation                              196            196
  Income taxes payable                                       259            267
  Short-term loans                                             1             44
                                                        --------       --------
         Total current liabilities                        42,223         19,513
                                                        --------       --------

Senior debt net of current maturities                         --         15,518
Subordinated notes                                            --          6,013
6% Convertible subordinated debentures                       376            371
Deferred compensation                                        987          1,004
Income taxes payable                                         154            352
Other long-term liabilities                                  918            971
Minority interest                                            308          1,093
                                                        --------       --------
         Total long-term liabilities                       2,743         25,322
                                                        --------       --------

         Total liabilities                                44,966         44,835
                                                        --------       --------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock, no par value;
    authorized 1,000,000 shares, none
    issued                                                    --             --
  Common stock, par value $.01;
    authorized 20,000,000 shares, issued
    9,817,165 and 9,638,861 shares in
    2000 and 1999, respectively                               98             96
  Additional paid-in capital                              75,980         75,310
  Accumulated deficit                                    (81,135)       (70,959)
  Accumulated other comprehensive loss:
     Foreign currency translation
       adjustment                                         (3,797)        (3,896)
                                                        --------       --------
                                                          (8,854)           551
  Treasury stock, at cost, 30,940 shares                  (1,938)        (1,938)
                                                        --------       --------
         Total stockholders' deficit                     (10,792)        (1,387)
                                                        --------       --------
         Total liabilities and
           stockholders' deficit                        $ 34,174         43,448
                                                        ========       ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
      Consolidated Statements of Operations and Comprehensive Income (Loss)
                  Years ended December 31, 2000, 1999 and 1998
                    (in thousands, except per share amounts)

                                                                                       2000               1999               1998
                                                                                     --------           --------           --------
Sales                                                                                $ 51,140             38,936             59,343
Cost of sales                                                                          35,890             28,952             35,188
                                                                                     --------           --------           --------
      Gross profit                                                                     15,250              9,984             24,155
                                                                                     --------           --------           --------

Selling, general and administrative expenses                                           14,573             13,603             13,079
Research and development expenses                                                       5,830              6,090              6,510
                                                                                     --------           --------           --------

      Total expenses                                                                   20,403             19,693             19,589
                                                                                     --------           --------           --------

      Operating income (loss)                                                          (5,153)            (9,709)             4,566

Interest expense                                                                       (4,500)            (3,571)            (3,750)
Interest income                                                                           129                188                272
Other income (expense), net                                                              (813)               218              1,028
Debt conversion expense                                                                    --                 --               (945)
                                                                                     --------           --------           --------

      Income (loss) before income taxes
        and minority interest                                                         (10,337)           (12,874)             1,171

Income tax expense                                                                        227                873                606
Minority interest                                                                        (388)               (61)               114
                                                                                     --------           --------           --------

      Income (loss) before extraordinary item                                         (10,176)           (13,686)               451

Extraordinary gain on early extinguishment of debt                                         --                 --                 76
                                                                                     --------           --------           --------

      Net income (loss)                                                              $(10,176)           (13,686)               527
                                                                                     ========           ========           ========

Other comprehensive income (loss), net of tax:

  Foreign currency translation adjustments                                                 99               (142)               273
                                                                                     --------           --------           --------

      Comprehensive income (loss)                                                    $(10,077)           (13,828)               800
                                                                                     ========           ========           ========

Basic per share amounts:
  Income (loss) before extraordinary item                                            $  (1.04)             (1.44)              0.05
  Extraordinary item                                                                       --                 --               0.01
                                                                                     --------           --------           --------
      Net income (loss) per share of common stock                                    $  (1.04)             (1.44)              0.06
                                                                                     ========           ========           ========

   Weighted average shares of common stock outstanding                                  9,763              9,489              9,281
                                                                                     ========           ========           ========

Diluted per share amounts:
  Income (loss) before extraordinary item                                            $  (1.04)             (1.44)              0.04
  Extraordinary item                                                                       --                 --               0.01
                                                                                     --------           --------           --------
      Net income (loss) per share of common stock                                    $  (1.04)             (1.44)              0.05
                                                                                     ========           ========           ========

  Weighted average shares of common stock outstanding                                   9,763              9,489              9,785
                                                                                     ========           ========           ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                     Accumulated                            Receivable      Total
                                     Common Stock                       Other       Retained                    for         Stock-
                                   -----------------   Additional   Comprehensive   Earnings                 Employee      holders'
                                   No. of  Par Value     Paid-in       Income     (Accumulated  Treasury       Stock       Equity/
                                   Shares   Amount       Capital       (Loss)        Deficit)     Stock      Purchases    (Deficit)
                                   ------  ---------   ----------   ------------- ------------  --------    ----------    ---------
Balance at December 31, 1997       8,644   $     86     $ 70,926      $ (4,027)     $(57,799)   $ (2,066)    $   (307)    $  6,813

Net income 1998                       --         --           --            --           527          --           --          527
Common stock issued                  841          9        3,702            --            --          --           --        3,711
Warrants issued                       --         --          630            --            --          --           --          630
Restructure of receivable for
  employee stock purchases            --         --         (123)           --            (1)        128          294          298
Receivable from directors and
  officers under stock purchase
  program                             --         --           --            --            --          --         (268)        (268)
Foreign currency translation
  adjustment                          --         --           --           273            --          --           --          273
                                   -----   --------     --------      --------      --------    --------     --------     --------

Balance at December 31, 1998       9,485         95       75,135        (3,754)      (57,273)     (1,938)        (281)      11,984

Net loss 1999                         --         --           --            --       (13,686)         --           --      (13,686)
Common stock issued                  154          1          119            --            --          --           --          120
Warrant re-pricing                    --         --           56            --            --          --           --           56
Collection of receivable from
  directors and officers under
  stock purchase program              --         --           --            --            --          --          281          281
Foreign currency translation
  adjustment                          --         --           --          (142)           --          --           --         (142)
                                   -----   --------     --------      --------      --------    --------     --------     --------

Balance at December 31, 1999       9,639         96       75,310        (3,896)      (70,959)     (1,938)         -0-       (1,387)

Net loss 2000                         --         --           --            --       (10,176)         --           --      (10,176)
Common stock issued                  178          2          174            --            --          --           --          176
Warrants issued or re-priced          --         --          496            --            --          --           --          496
Foreign currency translation
  adjustment                          --         --           --            99            --          --           --           99
                                   -----   --------     --------      --------      --------    --------     --------     --------

Balance at December 31, 2000       9,817   $     98     $ 75,980      $ (3,797)     $(81,135)   $ (1,938)    $    -0-     $(10,792)
                                   =====   ========     ========      ========      ========    ========     ========     ========

           See accompanying notes to consolidated financial statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Note 21)
                  Years ended December 31, 2000, 1999 and 1998
                                 (In thousands)

                                                                                         2000              1999             1998
                                                                                       --------          --------          ------
Cash flows from operating activities:
  Net income (loss)                                                                    $(10,176)          (13,686)            527
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Extraordinary gain                                                                     --                --             (76)
      Non-cash debt conversion expense                                                       --                --             945
      Non-cash financing expenses                                                           373                18             473
      Non-cash compensation expense                                                          --                 8             298
      Depreciation and amortization                                                       1,911             1,677           2,195
      Amortization of debt discounts                                                         56               326             323
      Minority interest                                                                    (388)              (61)            114
  Changes in operating assets and liabilities:
    Accounts receivable                                                                   4,712             7,665          (4,911)
    Inventories                                                                           1,743                51            (785)
    Prepaid expenses                                                                        243               343            (450)
    Other assets                                                                          1,427               113             962
    Accounts payable, accrued expenses and other liabilities                             (2,405)              238             276
                                                                                       --------          --------          ------
          Net cash used in operating activities                                          (2,504)           (3,308)           (109)
                                                                                       --------          --------          ------

Cash flows from investing activities:
  Repayment of receivables from stock purchase program                                       --               281              --
  Capital expenditures, net                                                              (1,533)             (951)           (665)
                                                                                       --------          --------          ------
          Net cash used in investing activities                                          (1,533)             (670)           (665)
                                                                                       --------          --------          ------

Cash flows from financing activities:
  Proceeds from senior debt                                                               5,010             6,150               6
  Repayments of senior debt                                                              (1,782)           (1,820)         (4,780)
  Proceeds from Subordinated debentures and warrants                                         80                64           6,000
  Repayment of zero coupon senior subordinated convertible notes                             --                --          (2,796)
  Proceeds from the exercise of options and warrants                                        176                --              --
  Proceeds (repayments) of notes payable/short-term loans                                   (43)             (100)             24
                                                                                       --------          --------          ------
          Net cash provided by (used in) financing activities                             3,441             4,294          (1,546)
                                                                                       --------          --------          ------

Effect of exchange rate changes on cash                                                    (283)             (115)            273
                                                                                       --------          --------          ------
Increase (decrease) in cash and cash equivalents                                           (879)              201          (2,047)
Cash and equivalents - beginning of year                                                  3,245             3,044           5,091
                                                                                       --------          --------          ------

Cash and equivalents - end of year                                                     $  2,366             3,245           3,044
                                                                                       ========          ========          ======

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

      Deferred Computer Software

      Software costs incurred for specific customer contracts are charged to cost of sales at the time revenues on such contracts are recognized. Software development costs relating to products the Company offers for sale are deferred in accordance with Statement of Financial Accounting Standards (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". These costs are amortized to cost of sales over the periods that the related product will be sold, up to a maximum of four years. Amortization of computer software costs, which all relate to products the Company offers for sale, amounted to approximately $0, $82,000, and $461,000 in 2000, 1999 and 1998, respectively.

      Goodwill

      Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis over a remaining life of 10 to 30 years. During 1999 and 2000, in view of recent competitive developments in the telecommunications market place and Porta's changing business model in response, management has reassessed the useful life of certain of its goodwill. While in management's opinion, there is currently no impairment in the carrying value of this long-lived intangible asset (based upon an analysis of undiscounted future cash flows), management has determined that the useful life of the goodwill should be shortened to be more reflective of the current rate of technology change and competitive conditions. Accordingly, management changed the estimated useful life of certain goodwill from an original life of 40 years to a remaining life of 13 years in 1999 and 10 years in 2000, which changes were applied prospectively from the fourth quarters of 1999 and 2000. These changes in accounting estimates increased amortization expense in 2000 and in 1999 by approximately $25,000 and $58,000, respectively. At December 31, 2000, $6,465,000 of the goodwill is being amortized over a remaining life of approximately 10 years and $3,892,000 is being amortized over a remaining life of approximately 30 years. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future cash flows from the related businesses.

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

      Foreign Currency Translation

      Assets and liabilities of foreign subsidiaries  are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the functional currency) are included in comprehensive income or loss.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Net Income (Loss) Per Share

      Basic net income (loss) per share is based on the weighted average number of shares outstanding. Diluted net income (loss) per share is based on the weighted average number of shares outstanding plus dilutive potential shares of common stock, if such shares had been issued. The calculation of the diluted net income per share for the year ended December 31, 1998, assumes the exercise of dilutive options and warrants and the conversion of the 6% Subordinated Debentures. For 2000 and 1999, no dilutive potential shares of common stock were added to compute diluted loss per share because the effect was anti-dilutive.

      Reclassifications

      Certain   reclassifications   have  been  made  to  conform  prior  years'
            consolidated financial statements to the 2000 presentation.

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

      New Accounting Standard

      Staff Accounting  Bulletin  (SAB) 101,  "Revenue  Recognition in Financial
            Statements", provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company implemented SAB 101 and its adoption did not have a material impact on the Company's earnings or financial position.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2) Liquidity

      As of December 31, 2000, Porta's debt includes $20,746,000 of senior debt of which $1,160,000 matured on January 2, 2001 and $19,586,000 matures on July 3, 2001, and $6,144,000 of subordinated debt of which $900,000 matured on January 2, 2001 and $5,244,000 matures on July 3, 2001. Porta did not have the resources to pay the $1,160,000 due to the senior lender and the $900,000 due the subordinated debt holders on the January 2, 2001 maturity date. On March 13, 2001, the Company and its senior lender agreed to defer the payment of borrowings due on January 2, 2001, defer all monthly facility fees and the $400,000 principal payment due on April 1, 2001 to the earlier of the termination of the agreement of July 3, 2001 or the sale of one or more of the divisions of the Company. As part of this agreement, the senior lender precluded the Company from making any payments on indebtedness to any subordinated creditors except to pay accounts payable in the ordinary course of business.

      The Company was unable to pay the interest payment on the subordinated notes of approximately $440,000 which was due on January 2, 2001. At December 31, 2000, the Company did not have sufficient resources to pay either the senior lender or the subordinated lenders at maturity and it is likely that it cannot generate such cash from its operations, and the senior lender had precluded us from making payments on the subordinated debt. Although Porta is seeking to refinance or restructure this debt prior to the maturity date, its business may be impaired if it is unable to do so.

      The Company's  cash  availability   during   2001  and  thereafter  may be
            affected by a number of factors. At December 31, 2000, the Company had no cash available under its credit facility and had borrowed more than the amount available to the Company under its borrowing base. To the extent that credit is not available, the Company may have difficulty performing its obligations under its contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance. In addition, $1,160,000 of senior debt and $900,000 of subordinated debt became due in January 2001 and $24,830,000 of senior and subordinated debt will become due in July 2001. Under the default provisions of the loan agreement with the senior lender, a default on the subordinated notes can trigger a default in the Company's obligations to the senior lender. The Company does not presently have the ability to pay these debts and, if the Company cannot obtain either an extension on the maturity of the debts or an alternative financing source or raise funds from the sale of one or more of its divisions, the Company may be unable to meet these financial obligations.

      The Company has been exploring alternatives, including the possible sale of one of its divisions. The Company has been engaged in discussions with respect to the possible sale of one of its divisions. Previous discussions terminated without an agreement. The Company has not signed any agreements with respect to such a sale, and it cannot give any assurance that it will be able to sell any divisions on reasonable terms, if at all. During 2000 and early 2001, the Company has taken

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

            steps to reduce overhead and headcount, and consolidate OSS operations. The Company has also entered into an agreement to sell its Glen Cove facility. The Company will continue to look to reduce costs while it seeks additional business from new and existing customers, and pursues an extension of its existing sources of finance or alternative finance sources. The Company has no formal or informal agreement or understanding as to an extension of its existing loans or any alternative financing source, and it cannot give any assurance that it will be able to obtain either an extension of its existing debt or generate funds to enable it to pay its loans.

      These financial  statements  have been prepared  assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described above.

(3) Accounts Receivable

      Accounts receivable  included  approximately $0 and $3,211,000 at December
            31, 2000 and 1999, respectively, of revenues earned but not yet contractually billable relating to long-term contracts for specialized products. All such amounts at December 31, 1999 were billed in 2000. In addition, accounts receivable included approximately $1,197,000 and $1,252,000 at December 31, 2000 and 1999, respectively, of retainage balances due on various long-term contracts. All such amounts, net of reserves, at December 31, 2000 are expected to be collected 2001 and all such amounts, net of reserves, at December 31, 1999, were collected in 2000. The allowance for doubtful accounts receivable was $2,477,000 and $1,879,000 as of December 31, 2000 and 1999, respectively. The allowance for doubtful accounts was increased by provisions of $730,000, $1,070,000, and $210,000 and decreased by write-offs of
            $132,000,  $106,000,  and $353,000 for the years ended  December 31,
            2000, 1999, and 1998, respectively.

(4) Inventories

      Inventories consist of the following:

                                                           December 31,
                                                  -----------------------------
                                                     2000               1999
                                                  ----------          ---------
         Parts and components                     $4,973,000          5,558,000
         Work-in-process                             543,000            584,000
         Finished goods                            1,634,000          2,751,000
                                                  ----------          ---------
                                                  $7,150,000          8,893,000
                                                  ==========          =========

(5) Property, Plant and Equipment

      Property, plant and equipment consists of the following:

                                              December 31
                                       -------------------------     Estimated
                                          2000           1999       useful lives
                                       -----------     ---------   -------------
Land                                   $   246,000       246,000        --
Buildings                                2,284,000     2,284,000    20-50 years
Machinery and equipment                  8,870,000     9,079,000     3-8 years
Furniture and fixtures                   2,700,000     2,825,000    5-10 years
Transportation equipment                   133,000       151,000      4 years
Tools and molds                          4,124,000     3,474,000      8 years
Leasehold improvements                     858,000       871,000   Term of lease
                                       -----------     ---------
                                        19,215,000    18,930,000
Less accumulated depreciation
  and amortization                      14,660,000    14,737,000
                                       -----------     ---------
                                       $ 4,555,000     4,193,000
                                       ===========     =========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Total depreciation and amortization expense for 2000, 1999 and 1998, related to property, plant and equipment amounted to approximately $1,156,000, $998,000 and $1,197,000, respectively.

      In March 2001,  Porta  entered  into a contract to sell its Glen Cove, New
            York facility for $1,850,000. It is expected that the transaction will close in June 2001. The carrying value of the land and building at December 31, 2000 was approximately $1,000,000.

(6) Senior Debt

      On December  31,  2000  and  1999,  Porta's  long-term  debt  consisted of senior debt under its credit facility in the amount of $20,596,000 and $16,276,000, respectively, and non-interest bearing deferred funding fee notes payable to the senior lender in the amounts of $150,000 and $1,242,000, respectively. As of December 31, 2000, the total outstanding principal balance, of which $1,160,000 was due on January 1, 2001 and $19,586,000 is due on July 3, 2001, has been classified as a current liability. (See Note 2)

      During 2000, the Company and its senior  lender  agreed to extend the loan and security agreement to July 3, 2001. As part of the agreement, Porta agreed to reduce the exercise price of outstanding warrants to purchase 471,000 shares of common stock held by its senior lender to $2.00 per share, the value of the reduction of the warrant price was $169,000 which was recorded as deferred financing expense and additional paid in capital in 2000. In addition during 2000, the Company and its senior lender agreed to increase the revolving line maximum by $2,000,000 from $9,000,000 to $11,000,000 through January
            1, 2001. As of December 31, 2000, the Company had borrowed $1,160,000 under the increased revolving line. As of January 1, 2001 the revolving line maximum will return to $9,000,000. As consideration, the Company issued to its senior lender a five-year warrant to purchase 100,000 shares of common stock at $2.00 per share. The value of the warrants issued was $129,000 which was recorded as deferred financing expense and additional paid in capital in 2000. The balance of the facility is comprised of a term loan. The credit facility is secured by substantially all of Porta's assets. All obligations, except undrawn letters of credit, letter of credit guarantees and the deferred fee notes, bear interest at 12%. The Company incurs a fee of 2% per annum on the average balance of letter of credit guarantees outstanding. In connection with the senior lender's waiver of non-compliance during 2000, the Company reduced from $2.00 per share to $1.00 per share, the exercise price of warrants to purchase 571,000 shares of common stock which are held by the lender. The value of the reduction on exercise price was $59,000 and recorded as deferred financing expense and additional paid in capital. Based upon the warrant transactions during 2000, additional non-cash interest expense of $289,000 was recognized.

      The agreement  provides  for loan   principal  payments of $400,000 on the
            last day of each quarter during the term of the agreement. As part of the agreement, the loan amortization shall first be applied to the non-interest bearing notes payable until these notes are paid in full and then to the term loan. The agreement also requires Porta to pay additional principal payments if its cash flow exceeds certain amounts. A monthly facility fee payment of $50,000 continuing to the end of the agreement is also required.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      On January  2,  2001,  Porta   did  not  have the  resources  to repay the
            $1,160,000 of principal due. In March 2001, the senior lender agreed to allow the Company to defer the repayment of borrowings related to the increased maximum, defer all monthly facility fees and the April 1, 2001 principal payment to the earlier of the termination of the agreement of July 3, 2001 or the sale of one or more of the divisions of the Company. The agreement also precluded the Company from making any payments on indebtedness to any subordinated creditors, although it permits payment of accounts payable in the ordinary course of business.

      Financial debt  covenants  include an  interest  coverage  ratio  measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of December 31, 2000, the Company was not in compliance with the interest coverage covenant. In addition, as of December 31, 2000, the outstanding advances from the senior lender exceeded the maximum allowable under the borrowing base formula since the Company's eligible assets were not sufficient to support the outstanding balance under the combined revolving advance and standby letters of credit guarantee. As a result, the outstanding advances from the senior lender exceeded the maximum allowable under the borrowing base formula by $3,700,000 as of March 9, 2001. The Company has obtained a waiver of such non-compliance from its senior lender related to the interest coverage ratio and the over advance under the line through July 2, 2001.

      Maturities of Porta's long-term debt, including convertible subordinated debentures and subordinated notes (notes 7 and 8), are as follows:

                      2001                       $26,890,000
                      2002                           376,000
                                                 -----------
                                                 $27,266,000
                                                 ===========

(7) 6% Convertible Subordinated Debentures and Zero Coupon Senior Subordinated Convertible Notes

      As of December  31, 2000  and 1999  Porta  had  outstanding  $376,000  and
            $371,000 of its 6% convertible subordinated debentures due July 1, 2002 (the "Debentures"), net of original issue discount of $9,000 and $14,000, respectively. The face amount of the outstanding Debentures was $385,000 at both December 31, 2000 and 1999. The Debentures are convertible at any time prior to maturity into Common Stock of the Company at a conversion rate of 8.333 shares for each $1,000 face amount of Debentures, subject to adjustment under certain circumstances.

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

      Interest on the Debentures is payable on July 1 of each year. The interest accrued amounted to $12,000 as of both December 31, 2000 and 1999.

      Pursuant to a debt restructuring prior to and during 1998, the Company recorded an extraordinary gain of approximately $76,000 in 1998.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(8) Subordinated Notes

      As of  December   31,  2000   and  1999,   $6,144,000   and    $6,013,000,
            respectively, of Subordinated Notes were outstanding which includes $144,000 and $64,000, respectively, of additional principal from paid in kind options and unamortized debt discount of $0 and $51,000, respectively. As of December 31, 2000, $900,000 matured on January 2, 2001 and $5,244,000 will mature on July 3, 2001.

      Porta did not have the resources to pay the $900,000 principal and approximately $440,000 of interest on the subordinated debt which was due on January 2, 2001. In addition, the senior lender had precluded the Company from making payments on the subordinated debt. (See Note 2)

      During December 1999,   Porta  (a)  extended  its  maturity  date  of  the
            $6,000,000 outstanding principal amount of Subordinated Notes to January 3, 2001 with the right to extend the maturity date to July 3, 2001 if Porta achieves certain financial results, (b) increased the interest rate of the Subordinated Notes to 14% per annum during the initial term and to 15% during the extended term, (c) reduced the exercise price of the previously issued Series B and C Warrants to $1.00 per share, (d) granted the holders of the Subordinated Notes the right to a payment in kind option, whereby the note holder has the right to receive interest in the form of a new subordinated note in the principal amount equal to 125% of the interest then due, with the new subordinated note bearing interest at the rate of 125% of the then current interest rate of the Subordinated Notes, and (e) agreed that, if Porta extends the maturity date of the Subordinated Notes to July 3, 2001, it will issue to the noteholders New Warrants to purchase a total of 300,000 shares of Common Stock at the average closing price of the Common Stock for five trading days preceding January 3, 2001. As a result of the amendment to the Subordinated Notes, Porta recorded a discount of approximately $56,000 relating to the re-pricing of the warrants and additional interest expense for Noteholders who elected the paid in kind option at December 31, 1999 of approximately $13,000.

      In April 2000, the Company and the holders of $5,100,000, or 85%, of the subordinated notes agreed to eliminate the requirement that Porta meet specific financial goals for Porta to extend the maturity date of their subordinated notes to July 3, 2001. In connection with this agreement, Porta agreed to issue to the noteholders New Warrants to purchase 127,500 shares of Common Stock at $3.00 per share, the value of which was determined to be $140,000 and recorded as deferred financing expenses and additional paid in capital in 2000. Additional non-cash interest expense of $84,000 was recorded during 2000 in connection with this transaction. Porta may issue to any other noteholders who agree to this amendment New Warrants to purchase up to 22,500 shares of Common Stock at $3.00 per share. The remaining New Warrants to purchase 150,000 shares of Common Stock will be issued if the notes are extended.

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

(10) Stockholders' Equity

      Porta had  outstanding  warrants to its senior lender to purchase  571,152 shares of common stock, which are immediately exercisable at $1.00 per share and for which 471,152 expire on November 30, 2002 and 100,000 expire on June 6, 2005.

      Porta had outstanding to an investment banker warrants to purchase 400,000 shares of common stock at $1.56 per share which expire April 2002.

      See Note  8 in   connection  with   the  issuance  of the  Series  B and C
            Warrants as part of the private placement of the subordinated Notes and the amendment of the terms of the Subordinated Notes and Series B and C Warrants.

      As of December 31, 2000, Porta had stock purchase warrants outstanding to purchase (i) 53,000 shares of common stock at an exercise price of $17.50 per share until November 2001 and (ii) 15,000 shares of common stock at an exercise price of $1.8125 per share until May 2005 of which warrants to purchase 5,000 shares of common stock are immediately exercisable.

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

(12) Employee Benefit Plans

      Porta has  deferred  compensation  agreements  with  certain  officers and employees, with benefits commencing at retirement equal to 50% of the employee's base salary, as defined. Payments under the agreements will be made for a period of fifteen years following the earlier of attainment of age 65 or death. During 2000, 1999 and 1998, Porta accrued approximately $180,000, $180,000 and $185,000, respectively, under these agreements.

      In 1986, Porta established the Porta Systems Corp. 401(k) Savings Plan for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. Porta will match a participant's contribution by an amount equal to 25% of the first 6% contributed by the participant. A participant is 100% vested in the balance to his credit. For the years ended December 31, 2000, 1999 and 1998, Porta's contribution amounted to $72,000, $93,000 and $96,000, respectively.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      In 1999,  Porta  established  the  Employee  Stock  Purchase  Plan for the benefit of eligible employees, as defined in the Purchase Plan, which permits employees to purchase Porta's common stock at discounts up to 10%. Porta has reserved 1,000,000 shares of Porta stock for issuance under the plan. During 2000, 84,804 shares were issued pursuant to the Purchase Plan. Subsequent to December 31, 2000, Porta issued approximately 38,900 shares of stock to the participants of the Purchase Plan.

      Porta does not provide any other post-retirement benefits to any of its employees.

(13) Incentive Plans

      During 1999, Porta  established an Employee Stock Bonus Plan whereby stock may be given to non-officers or directors to recognize the contributions of employees. A maximum of 100,000 shares of common stock is reserved for issuance pursuant to the Bonus Plan. During 1999 Porta issued 4,250 shares of common stock pursuant to the Bonus Plan and recorded a charge of approximately $8,000. No share of common stock were issued pursuant to the Bonus Plan during 2000.

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

      During 1998, pursuant to an employment contract with an officer, Porta issued options to purchase 30,000 shares of common stock at $1.25 per share, which approximated market value on the date of issuance, and expire on August 2004. As of December 31, 2000, all options to purchase shares of common stock had been forfeited pursuant to the terms of the contract.

      During 1999, pursuant to employment contracts with 4 officers, Porta issued options to purchase 95,000 shares of common stock at $2.06, as to 60,000 shares and $1.75, as to 35,000 shares. The exercise prices approximated market value on the date of issuance. As of December 31, 2000, 80,000 options to purchase shares of common stock had been forfeited. The remaining 15,000 options expire in May 2005. As of December 31, 2000, 5000 of the options are vested.

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

               (Dollars in thousands, except per share data)

                                                 2000         1999         1998
                                                -------     --------      ------

      Pro forma net income (loss)              $(10,393)    $(14,280)     $  237
      Pro forma net income (loss) per
        share (basic and diluted)               $ (1.06)    $  (1.50)     $ 0.03

      The weighted-average fair value of options granted was $1.62, $ 1.36 and $1.47 per share in 2000, 1999 and 1998, respectively.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2000, 1999 and 1998:

                            2000                 1999                 1998
                            ----                 ----                 ----

Dividends:             $0.00 per share      $0.00 per share      $0.00 per share
Volatility:             57.64%-68.70%        45.80%-80.00%        46.10%-80.00%
Risk-free interest:      5.54%-6.53%          4.50%-6.40%          4.80%-6.40%
Expected term:            5 years               5 years              5 years

      A summary of the status of Porta's 1986 stock option plan as of December 31, 2000, 1999, and 1998, and changes during the years ending on those dates is presented below:

                                                           2000                          1999                         1998
                                                 -----------------------        -----------------------     -----------------------
                                                 Shares   Weighted              Shares   Weighted           Shares   Weighted
                                                 Under    Average               Under    Average            Under    Average
                                                 Option   Exercise Price        Option   Exercise Price     Option   Exercise Price
                                                 ------   --------------        ------   --------------     ------   --------------
Outstanding beginning of year                    3,000       $     5            15,527       $    57        16,392      $    57
Granted                                             --            --                --
Exercised                                           --            --                --
Forfeited                                           --            --           (12,527)           70          (865)          63
                                                 -----       -------             -----                      ------
Outstanding end of year                          3,000       $     5             3,000       $     5        15,527      $    57
                                                 =====                           =====                      ======
Options exercisable at year-end                  3,000                           3,000                      15,527
                                                 =====                           =====                      ======

      The following   table    summarizes   information    about  stock  options
            outstanding under the 1986 Plan at December 31, 2000:

                                    Options Outstanding                           Options Exercisable
                    -----------------------------------------------------    -------------------------------
Range of            Outstanding      Remaining           Weighted-average    Exercisable    Weighted-Average
Exercise Prices     at 12/31/00      Contractual Life    Exercise Price      at 12/31/00    Exercise Price
---------------     -----------      ----------------    --------------      -----------    --------------
$ 5                   3,000          1.8 years                 $ 5              3,000             $ 5
                      =====                                                     =====

      A summary  of  the  status  of  Porta's  1996   stock  option  plan  as of
            December 31, 2000, 1999 and 1998, and changes during the year is presented below:

                                                           2000                          1999                         1998
                                                 -----------------------        -----------------------     -----------------------
                                                 Shares   Weighted              Shares   Weighted           Shares   Weighted
                                                 Under    Average               Under    Average            Under    Average
                                                 Option   Exercise Price        Option   Exercise Price     Option   Exercise Price
                                                 ------   --------------        ------   --------------     ------   --------------
Outstanding beginning of year                    412,838     $  1.73            447,938      $ 1.73         437,988     $ 1.67
Granted                                               --          --                 --          --          12,000       3.85
Exercised                                         (6,000)       1.50                 --                          --         --
Forfeited                                         (6,075)       1.51            (35,100)       1.77          (2,050)      1.51
                                                 -------     -------            -------                     -------
Outstanding end of year                          400,763     $  1.73            412,838      $ 1.73         447,938     $ 1.73
                                                 =======                        =======                     =======
Options exercisable at year-end                  400,763                        412,838                     447,938
                                                 =======                        =======                     =======

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following   table    summarizes   information    about  stock  options
            outstanding under the 1996 Plan at December 31, 2000:

                                    Options Outstanding                           Options Exercisable
                    -----------------------------------------------------    -------------------------------
Range of            Outstanding      Remaining           Weighted-average    Exercisable    Weighted-Average
Exercise Prices     at 12/31/00      Contractual Life    Exercise Price      at 12/31/00    Exercise Price
---------------     -----------      ----------------    --------------      -----------    --------------
$ 1 to 5              400,763        5.5 years               $ 1.73            400,763          $ 1.73
                      =======                                                  =======

      A summary of the status of Porta's 1998 stock option plan as of December 31, 2000, and changes during the year is presented below:

                                                           2000                          1999                         1998
                                                 -----------------------        -----------------------     -----------------------
                                                 Shares   Weighted              Shares   Weighted           Shares   Weighted
                                                 Under    Average               Under    Average            Under    Average
                                                 Option   Exercise Price        Option   Exercise Price     Option   Exercise Price
                                                 ------   --------------        ------   --------------     ------   --------------
Outstanding beginning of year                    429,200     $3.28              444,500      $3.25                0     $0.00
Granted                                               --        --                2,200       1.96          448,000      3.25
Exercised                                             --        --                   --         --               --        --
Forfeited                                        (17,250)     3.25              (17,500)      2.32           (3,500)     3.25
                                                 -------                        -------                     -------
Outstanding end of year                          411,950     $3.24              429,200      $3.28          444,500     $3.25
                                                 =======                        =======                     =======
Options exercisable at year-end                  358,850                        358,400                         -0-
                                                 =======                        =======                     =======

      The following   table   summarizes   information   about   stock   options
            outstanding under the 1998 Plan at December 31, 2000:

                                    Options Outstanding                           Options Exercisable
                    -----------------------------------------------------    -------------------------------
Range of            Outstanding      Remaining           Weighted-average    Exercisable    Weighted-Average
Exercise Prices     at 12/31/00      Contractual Life    Exercise Price      at 12/31/00    Exercise Price
---------------     -----------      ----------------    --------------      -----------    --------------
$ 1 to 5              411,950        3.1 years               $ 3.24            358,850          $ 3.25
                      =======                                                  =======

      A summary of the status of Porta's 1999 stock option plan as of December 31, 2000, and changes during the year is presented below:

                                                           2000                          1999
                                                 -----------------------        -----------------------
                                                 Shares   Weighted              Shares   Weighted
                                                 Under    Average               Under    Average
                                                 Option   Exercise Price        Option   Exercise Price
                                                 ------   --------------        ------   --------------
Outstanding beginning of year                     25,500     $1.72                   0       $0.00
Granted                                          108,500      3.12              25,500        1.72
Exercised                                             --        --                  --          --
Forfeited                                             --        --                  --          --
                                                 -------                        ------
Outstanding end of year                          134,000     $2.86              25,500       $1.72
                                                 =======                        ======
Options exercisable at year-end                   45,167                        25,000
                                                 =======                        ======

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following   table   summarizes    information    about  stock  options
            outstanding under the 1999 Plan at December 31, 2000:

                                    Options Outstanding                           Options Exercisable
                    -----------------------------------------------------    -------------------------------
Range of            Outstanding      Remaining           Weighted-average    Exercisable    Weighted-Average
Exercise Prices     at 12/31/00      Contractual Life    Exercise Price      at 12/31/00    Exercise Price
---------------     -----------      ----------------    --------------      -----------    --------------
$ 1 to 5              134,000        6.4 years               $ 2.86            45,167           $ 1.97
                      =======                                                  ======

(14) Income Taxes

      The provision for income taxes consists of the following:

                                                     2000                         1999                              1998
                                                     ----                         ----                              ----
                                              Current    Deferred       Current          Deferred         Current          Deferred
                                              -------    --------       -------          --------         -------          --------
Federal                                      $     --         --              --          716,000               --           (8,000)
State and foreign                             227,000         --          62,000           95,000          615,000           (1,000)
                                             --------      -----        --------         --------         --------         --------
   Total                                     $227,000         --          62,000          811,000          615,000           (9,000)
                                             ========      =====        ========         ========         ========         ========

      The   domestic and foreign  components of income  (loss) before  provision for income taxes were as follows:

                                          2000           1999           1998
                                          ----           ----           ----
      United States                   $(7,519,000)    (7,516,000)    (1,424,000)
      Foreign                          (2,430,000)    (5,297,000)     2,481,000
                                      -----------    -----------     ----------
      Income (loss) before
         provision for income taxes   $(9,949,000)   (12,813,000)     1,057,000
                                      ===========    ===========     ==========

      A reconciliation of Porta's income tax provision and the amount computed by applying the statutory U.S. federal income tax rate of 34% to income (loss) from continuing operations before income taxes is as follows:

                                                                                     2000               1999               1998
                                                                                     ----               ----               ----
Tax expense (benefit) at statutory rate                                           $(3,383,000)        (4,356,000)           398,000
Increase (decrease) in income tax benefit resulting from:
  Increase (decrease) in valuation allowance                                        2,776,000          5,486,000         (4,097,000)
  State and foreign taxes, less applicable federal benefits                          (127,000)          (368,000)           615,000
  Debt conversion expense not deductible for tax                                           --                 --            411,000
  Other expenses not deductible for tax                                               345,000            152,000            136,000
  Foreign income taxed at rates
    Different from U.S. statutory rate                                                 25,000             (5,000)          (239,000)
  Utilization of net operating loss carryforward                                           --                 --           (118,000)
  Expiration of capital loss and investment
    tax credit carryforwards                                                               --                 --          4,387,000
  Estimated NOL adjustments, including Section 382 limitation                         594,000                 --           (719,000)
  Other                                                                                (3,000)           (36,000)          (168,000)
                                                                                  -----------        -----------        -----------

                                                                                  $   227,000            873,000            606,000
                                                                                  ===========        ===========        ===========

      Porta has unused United States tax net operating loss (NOL) carryforwards of approximately $85,000,000 expiring at various dates between 2009 and 2020. No tax benefit or expense was apportioned to the 1998 extraordinary gains, as such amounts are immaterial. Due to the change in ownership which resulted from the conversion of Porta's Zero coupon subordinated convertible notes to common stock, Porta's usage of its NOL will be limited in accordance with Internal Revenue Code section 382. Porta's carryforward utilization of the NOL is limited to $1,767,000 per year. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). The capital loss carryforwards expired during 1998 and, as a result of the section 382 limitation, no benefit from tax credit carryforwards will be available. In addition, Porta has foreign NOL carryforwards of approximately $3,400,000 with indefinite expiration dates.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Porta's United States net operating loss carryforwards (after limitations as described above) expire in the following years:

                      2009                       $  4,106,000
                      2010                         18,880,000
                      2011                            884,000
                      2018                             37,000
                      2019                          7,546,000
                      2020                          8,761,000
                                                 ------------
                                                 $ 40,214,000
                                                 ============

      The components of the deferred tax assets, the net balance of which zero after the valuation allowance, as of December 31, 2000 and 1999 are as follows:

                                                       2000            1999
                                                       ----            ----
Deferred tax assets:
  Inventory                                        $  1,211,000       1,193,000
  Allowance for doubtful accounts receivable            828,000         723,000
  Benefits of tax loss carryforwards                 16,622,000      13,285,000
  Benefit plans                                         845,000         819,000
  Accrued commissions                                   581,000         718,000
  Other                                                 390,000         449,000
  Depreciation                                          392,000         906,000
                                                   ------------    ------------
                                                     20,869,000      18,093,000
  Valuation allowance                               (20,869,000)    (18,093,000)
                                                   ------------    ------------
                                                   $         --              --
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

      Because of Porta's losses in 2000 and 1999, a valuation allowance for the entire deferred tax asset was provided due to the uncertainty as to future realization.

      The income tax  returns  of Porta and its  subsidiary  operating in Puerto
            Rico were examined by the IRS for the tax years ended December 31, 1989 and 1988. As a result of this examination, the IRS increased the Puerto Rico subsidiary's taxable income resulting from intercompany transactions, with a corresponding increase in Porta's net operating losses. The settlement amounted to approximately $953,000. Porta is currently in a structured settlement with the IRS, which is reviewed annually, whereby monthly payments will be made to liquidate the settlement. Aggregate annual amounts payable by Porta, including interest on the unpaid amounts at a current rate of 7%, is $240,000 in 2000. As of December 31, 2000, Porta has made all the required payments through that date under the settlement and approximately $398,000 remains outstanding.

      No provision  was  made  for  U.S.  income  taxes  on  the   undistributed
            earnings of Porta's foreign subsidiaries as it is management's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 2000, undistributed earnings of the foreign subsidiaries amounted to approximately $26,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(15) Leases

      At December  31, 2000, Porta  and  its subsidiaries  leased  manufacturing and administrative facilities, equipment and automobiles under a number of operating leases. Porta is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 2000, 1999, and 1998 amounted to approximately $876,000, $874,000 and $716,000, respectively. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

                        2001                      $ 1,005,000
                        2002                          866,000
                        2003                          753,000
                        2004                          719,000
                        2005                          558,000
                        Thereafter                  3,215,000
                                                  -----------
                                                  $ 7,116,000
                                                  ===========

(16) Contingencies

      At December 31,  2000,  Porta  was  contingently  liable  for  outstanding letters of credit and surety bonds aggregating approximately $720,000 and $3,480,000, respectively, as security for the performance of certain long-term contracts.

      Porta is a party to legal actions arising out of the ordinary conduct of its business. Management believes that the settlement of these matters will not have a materially adverse effect on the financial position of the Company (note 20).

(17) Major Customers

      Duringthe years ended  December  31,  2000,  1999 and 1998,  Porta's  five largest customers accounted for sales of $28,323,000, or approximately 55% of sales, $19,700,000, or approximately 51% of sales, and $28,797,000, or approximately 49% of sales, respectively. Porta's largest customer in 2000 with sales of $12,051,000, or approximately 24% of sales, was Fujitsu Telecommunications Europe LTD ("FTEL"). A significant amount of sales of our products for use by British Telecommunications plc ("BT") were sold to FTEL as purchasing agent to BT. Porta's largest customer in 1999 and 1998 was BT. Sales to BT for the year ended December 31, 2000, 1999 and 1998 amounted to $5,098,000, $7,825,000 and $15,349,000, respectively, or approximately 10%, 20% and 26%, respectively, of Porta's sales for such years. Therefore, any significant interruption or decline in sales to FTEL or BT may have a materially adverse effect upon Porta's operations. During 2000, sales to a Mexican telephone company were $5,507,000, or approximately 11% of sales. During 1998, sales to a Chilean telephone company were $6,834,000, or approximately 12% of sales. No other customers account for 10% or more of Porta's sales for any year. Approximately 26% and 28%, respectively, of Porta's accounts receivable are due from the five largest customers as of December 31, 2000 and 1999, respectively.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(18) Fair Values of Financial Instruments

      Cash equivalents, accounts receivable, accounts and notes payable, and short-term loans are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

      The fair value of Porta's long-term debt cannot be reasonably estimated due to the lack of marketability of such instruments.

(19) Net Income (Loss) Per Share

      The following table sets forth the computation of basic and diluted net income (loss) per share:

                                                                                   2000              1999             1998
                                                                               ------------      ------------      -----------
Numerator-Basic and diluted
  Net income (loss) per share:
  Income (loss) from continuing operations                                     $(10,176,000)     $(13,686,000)     $   451,000
  Extraordinary item                                                                     --                --           76,000
                                                                               ------------      ------------      -----------
  Net income (loss)                                                            $(10,176,000)     $(13,686,000)     $   527,000
                                                                               ============      ============      ===========

Denominator:

  Denominator for basic net income (loss)
    per share -weighted-average shares                                            9,763,000         9,489,000        9,281,000
  Effect of dilutive securities:
    Options and Warrants                                                                 --                --          452,000
    6% Convertible Subordinated Notes                                                    --                --           52,000
                                                                               ------------      ------------      -----------
  Denominator for diluted net income (loss) per share-
    adjusted weighted-average shares and
    assumed conversions                                                           9,763,000         9,489,000         9,785000
                                                                               ============      ============      ===========
  Basic per share amounts:
    Continuing operations                                                      $      (1.04)     $      (1.44)     $      0.05
    Extraordinary item                                                                   --                --             0.01
                                                                               ------------      ------------      -----------
      Net income (loss) per share
      of common stock                                                          $      (1.04)     $      (1.44)     $      0.06
                                                                               ============      ============      ===========
    Diluted per share amounts:
      Continuing operations                                                    $      (1.04)     $      (1.44)     $      0.04
      Extraordinary item                                                                 --                --             0.01
                                                                               ------------      ------------      -----------
        Net income (loss) per share
        of common stock                                                        $      (1.04)     $      (1.44)     $      0.05
                                                                               ============      ============      ===========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Options to purchase 649,733, 638,508 and 486,577 shares of common stock for 2000, 1999 and 1998, respectively, with exercise prices ranging from $1.69 to $5.00, $1.69 to $5.00 and $3.25 to $86.25 for 2000,
            1999 and 1998, respectively, were outstanding but not included in the computation of diluted net income (loss) per share because the exercise prices were greater than the average market price of common stock during such years.

      Warrants to purchase 195,500, 913,000 and 53,000 shares of common stock for 2000, 1999 and 1998, respectively, with exercise prices ranging from $1.81 to $17.50, $1.56 to $17.50 and $17.50 for 2000, 1999 and
            1998, respectively, were outstanding but not included in the computation of diluted net income (loss) per share because the exercise prices were greater than the average market price of common stock during such years.

(20) Legal Matters

      In March 2000, the Company suspended (with pay) Messrs. Ronald Wilkins and Michael Bahlo, two of its executive officers, from their positions pending completion of the Companies investigation of certain matters that had come to its attention. Prior to the completion of this investigation, however, these two executives accepted positions with another company and thereby voluntarily resigned from their positions with the Company. In February 2001, these two executives, together with a third former executive officer, Mr. Michael Lamb, who similarly resigned from his position with the Company, filed suit in the Supreme Court for the State of New York, County of New York. The complaint asserts various claims against the Company based on the allegation that each of these three executives was improperly terminated from his employment without cause, and seeks compensatory damages, liquidating damages and attorney's fees. The Company believes that it has valid defenses to the claims and intends to defend this action vigorously and to assert counterclaims against these former executives.

      In September 2000, the Company and BMS Corporation each disputed the performance by the other party of its obligations under certain settlement agreements which were entered into in June 2000. BMS commenced an arbitration proceeding which was settled in January 2001 with the execution of amended agreements. The amended agreement included, among other things, an extended payment schedule, with each such payment being secured by the Company's confession of judgment held in escrow by BMS.

      In July 1996, an action was commenced against Porta and certain present and former directors in the Supreme Court of the State of New York, New York County by certain stockholders and warrant holders of Porta who acquired their securities in connection with the acquisition by Porta of Aster Corporation. The complaint alleges breach of contract against Porta and breach of fiduciary duty against the directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $413,000; however, counsel for the plaintiff have advised Porta that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. Porta believes that the defendants have valid defenses to the claims. Discovery is proceeding, although there has been no significant activity in this matter subsequent to December 31, 1999.

(21) Cash Flow Information

      (1) Supplemental cash flow information for the years ended December 31, is as follows:

                                                 2000         1999         1998
                                                ------       ------       ------
            Cash paid for interest              $3,763        3,117        2,629
                                                ======       ======       ======

            Cash paid for income taxes          $  183          379          223
                                                ======       ======       ======

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      (2) Non-cash transactions:

            (i) During 1998, the Company exchanged approximately $250,000 principal amount of its Debentures, net of unamortized discount and accrued interest, for 5,000 shares of common stock, and $192,000 of Notes, (note 7).

            (ii) During 1998, the Company issued 53,000 shares of common stock upon the conversion of Notes valued at approximately $280,000 (note
            7).

            (iii) During 1998, the Company issued 330,000 shares of common stock upon the conversion of $1,260,000 of Debentures (note 7)

            (iv) During 1998, the Company issued 147,000 shares of common stock valued at approximately $500,000 to satisfy a portion of the final settlement of a class action lawsuit (note 10).

            (v) In connection with advisory services provided in 1997 by an investment banking firm, the Company issued 120,000 shares of common stock in 1998 valued at approximately $340,000 (notes 7 and 10).

            (vi) In 1998, in connection with the subordinated notes, the Company issued Series B and Series C Warrants, which were valued at $630,000 and were recorded as part of additional paid in capital and original issue discount (note 8).

            (vii) In 1999, in connection with advisory services provided by an investment banking firm, the Company issued 150,000 shares of common stock valued at approximately $113,000 (notes 7 and 10).

            (viii) In 1999, Porta incurred a non-cash charge of $56,000 as a result of the reduction in the exercise price of the Series B and Series C Warrants (note 8).

            (ix) In 2000, Porta incurred a non-cash charge of $140,000 as a result of the issuance New Warrants (note 8).

            (x) In 2000, Porta incurred a non-cash charge of $169,000 as a result of the reduction in the exercise price of the Warrants issued to its senior lender (note 6).

            (xi) In 2000, Porta incurred a non-cash charge of $129,000 as a result of Warrants issued to its senior lender in connection with an increase in its revolving line of credit to its senior lender (note
            6).

            (xii) In 2000, Porta incurred a non-cash charge of $59,000 as a result of the reduction in the exercise price of the Warrants issued to its senior lender in connection with a waiver of default (note
            6).

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(22) Segment and Geographic Data

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

                                       2000            1999            1998
                                       ----            ----            ----
Revenue:
      Line                         $ 20,546,000      18,189,000      24,291,000
      OSS                            22,296,000      14,254,000      27,318,000
      Signal                          7,644,000       6,328,000       7,539,000
                                   ------------    ------------    ------------

                                   $ 50,486,000      38,771,000      59,148,000
                                   ============    ============    ============

Segment profit:
      Line                         $  3,665,000       3,582,000       6,580,000
      OSS                            (6,201,000)    (10,650,000)       (365,000)
      Signal                          2,088,000       1,884,000       1,953,000
                                   ------------    ------------    ------------
                                   $   (448,000)     (5,184,000)      8,168,000
                                   ============    ============    ============

Depreciation and amortization:
      Line                         $    424,000         505,000         722,000
      OSS                             1,262,000         881,000       1,170,000
      Signal                            162,000         199,000         200,000
                                   ------------    ------------    ------------
                                   $  1,848,000       1,585,000       2,092,000
                                   ============    ============    ============

Total identifiable assets:
      Line                         $  8,508,000       7,921,000      10,330,000
      OSS                            14,942,000      21,637,000      28,283,000
      Signal                          6,591,000       7,965,000       8,176,000
                                   ------------    ------------    ------------
                                   $ 30,041,000      37,523,000      46,789,000
                                   ============    ============    ============

Capital expenditures:
      Line                         $    340,000         415,000         280,000
      OSS                             1,132,000         670,000         283,000
      Signal                             45,000          27,000          93,000
                                   ------------    ------------    ------------
                                   $  1,517,000       1,112,000         656,000
                                   ============    ============    ============

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The following table reconciles segment totals to consolidated totals:

                                                                               2000                 1999                   1998
                                                                               ----                 ----                   ----
Revenue:
      Total revenue for reportable segments                                $ 50,486,000            38,771,000            59,148,000
      Other revenue                                                             654,000               165,000               195,000
                                                                           ------------          ------------          ------------
   Consolidated total revenue                                              $ 51,140,000            38,936,000            59,343,000
                                                                           ============          ============          ============

Operating income (loss):
      Total segment profit (loss) for reportable segments                  $   (448,000)           (5,184,000)            8,168,000
      Corporate and unallocated                                              (4,705,000)           (4,525,000)           (3,602,000)
                                                                           ------------          ------------          ------------
   Consolidated total operating income (loss)                              $ (5,153,000)           (9,709,000)            4,566,000
                                                                           ============          ============          ============

Depreciation and amortization:
      Total for reportable segments                                        $  1,848,000             1,585,000             2,092,000
      Corporate and unallocated                                                  63,000                92,000               103,000
                                                                           ------------          ------------          ------------
   Consolidated total deprecation and amortization                         $  1,911,000             1,677,000             2,195,000
                                                                           ============          ============          ============

Total assets:
      Total for reportable segments                                        $ 30,041,000            37,523,000            46,789,000
      Corporate and unallocated                                               4,133,000             5,925,000             5,347,000
                                                                           ------------          ------------          ------------
   Consolidated total assets                                               $ 34,174,000            43,448,000            52,136,000
                                                                           ============          ============          ============

Capital expenditures:
      Total for reportable segments                                        $  1,517,000             1,112,000               656,000
      Corporate and unallocated                                                  16,000                79,000                 9,000
                                                                           ------------          ------------          ------------
   Consolidated total capital expenditures                                 $  1,533,000             1,191,000               665,000
                                                                           ============          ============          ============

      The following table presents information about the Company by geographic area:

                                            2000           1999          1998
                                            ----           ----          ----
Revenue:
      United States                      $17,225,000    14,368,000    18,951,000
      United Kingdom                      20,244,000    15,673,000    20,441,000
      Asia/Pacific                         5,429,000     4,159,000     7,181,000
      Other Europe                         2,482,000     3,130,000     3,337,000
      Latin America                          146,000     1,257,000     7,463,000
      Other North America                  5,570,000       296,000     1,879,000
      Other                                   44,000        53,000        51,000
                                         -----------   -----------   -----------

Consolidated total revenue               $51,140,000    38,936,000    59,343,000
                                         ===========   ===========   ===========

Consolidated long-lived assets:
      United States                      $12,115,000    12,011,000    13,317,000
      United Kingdom                       1,107,000     2,398,000     2,520,000
      Other North America                    568,000       618,000       663,000
      Asia/Pacific                           612,000       200,000       273,000
      Latin America                           14,000        35,000        26,000
      Other                                    3,000         8,000        11,000
                                         -----------   -----------   -----------
                                          14,419,000    15,270,000    16,810,000
   Current and other assets               19,755,000    28,178,000    36,326,000
                                         -----------   -----------   -----------
Consolidated total assets                $34,174,000    43,448,000    53,136,000
                                         ===========   ===========   ===========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(23) Quarterly Information (Unaudited)

      The following presents certain unaudited quarterly financial data:

                                                                                  Quarter Ended
                                                 ----------------------------------------------------------------------------------
                                                 March 31, 2000        June 30, 2000       September 30, 2000     December 31, 2000
                                                 --------------        -------------       ------------------     -----------------
Net sales                                         $ 15,928,000          $ 13,828,000          $ 11,195,000          $ 10,189,000
Gross profit                                         5,716,000             3,570,000             2,852,000             3,112,000
Net income (loss)                                      306,000            (2,887,000)           (3,156,000)           (4,439,000)
Net income (loss) per share:
  Basic                                           $       0.03          $      (0.30)         $      (0.32)         $      (0.45)
  Diluted                                         $       0.03          $      (0.30)         $      (0.32)         $      (0.45)

                                                                                  Quarter Ended
                                                 ----------------------------------------------------------------------------------
                                                 March 31, 1999        June 30, 1999       September 30, 1999     December 31, 1999
                                                 --------------        -------------       ------------------     -----------------
Net sales                                         $  9,526,000          $  9,109,000          $  8,397,000          $ 11,904,000
Gross profit                                         2,811,000             2,639,000             1,878,000             2,656,000
Net loss                                            (1,744,000)           (2,940,000)           (3,999,000)           (5,003,000)
Net loss per share:
  Basic                                           $      (0.18)         $      (0.31)         $      (0.42)         $      (0.53)
  Diluted                                         $      (0.18)         $      (0.31)         $      (0.42)         $      (0.53)

      Net loss for the quarter ended December 31, 2000 reflects an accrual associated with the reduction of overhead and headcount, and consolidation of OSS operations of approximately $900,000.