Form 10-Q
period 2001-03-31
PORTA SYSTEMS CORP
filed 2001-05-15
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

           For the transition period from.............to.............
                          Commission file number 1-8191

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

        Common stock (par value $0.01) 9,909,248 shares as of May 7, 2001

PART I.- FINANCIAL INFORMATION

Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                March 31,  December 31,
                                                                                   2001        2000
                                                                                   ----        ----
               Assets                                                          (Unaudited)
               ------
Current assets:
     Cash and cash equivalents                                                  $    397    $  2,366
     Accounts receivable - trade, less allowance for doubtful accounts             7,722       7,425
     Inventories                                                                   6,763       7,150
     Prepaid expenses and other current assets                                     1,826       1,130
                                                                                --------    --------
                  Total current assets                                             16708      18,071

      Property, plant and equipment, net                                           4,333       4,555
      Goodwill, net                                                               10,159      10,357
      Other assets                                                                   764       1,191
                                                                                --------    --------
                  Total assets                                                  $ 31,964    $ 34,174
                                                                                ========    ========

                      Liabilities and Stockholders' Deficit

Current liabilities:
      Current portion of senior debt                                            $ 20,346    $ 20,746
      Subordinated notes                                                           6,144       6,144
      Accounts payable                                                             8,426       7,173
      Accrued expenses                                                             5,521       5,385
      Accrued interest payable                                                       980         766
      Accrued commissions                                                          1,594       1,553
      Accrued deferred compensation                                                  196         196
      Income taxes payable                                                           259         259
      Short-term loans                                                                --           1
                                                                                --------    --------
                  Total current liabilities                                       43,466      42,223
                                                                                --------    --------
6% convertible subordinated debentures                                               378         376
Deferred compensation                                                                897         987
Income taxes payable                                                                 120         154
Other long-term liabilities                                                          905         918
Minority interest                                                                    203         308
                                                                                --------    --------
                  Total long-term liabilities                                      2,503       2,743
                                                                                --------    --------

                  Total liabilities                                               45,969      44,966
                                                                                --------    --------

Stockholders' deficit:
      Preferred stock, no par value; authorized 1,000,000 shares, none issued         --          --
      Common stock, par value $.01; authorized 20,000,000 shares, issued
      9,856,056 and 9,817,165 shares at March 31, 2001 and December 31, 2000          99          98
       Additional paid-in capital                                                 75,995      75,980
       Accumulated deficit                                                       (84,367)    (81,135)
       Accumulated other comprehensive loss:
               Foreign currency translation adjustment                            (3,794)     (3,797)
                                                                                --------    --------
                                                                                 (12,067)     (8,854)
        Treasury stock, at cost                                                   (1,938)     (1,938)
                                                                                --------    --------
                  Total stockholders' deficit                                    (14,005)    (10,792)
                                                                                --------    --------
                  Total liabilities and stockholders' deficit                   $ 31,964    $ 34,174
                                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
 Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
                      (In thousands, except per share data)

                                                                     Three Months Ended
                                                                   March 31,   March 31,
                                                                     2001        2000
                                                                     ----        ----
Sales                                                              $  7,042    $ 15,928
Cost of sales                                                         5,628      10,212
                                                                   --------    --------
     Gross profit                                                     1,414       5,716

Selling, general and administrative expenses                          2,578       3,135
Research and development expenses                                     1,187       1,408
                                                                   --------    --------
         Total expenses                                               3,765       4,543
                                                                   --------    --------
         Operating income (loss)                                     (2,351)      1,173

Interest expense                                                     (1,003)       (934)
Interest income                                                          16          27
Other income (expense), net                                              28           5
                                                                   --------    --------
         Income (loss) before income taxes and minority interest     (3,310)        271

Income tax expense                                                      (15)        (30)
Minority interest                                                        92          65
                                                                   --------    --------
Net income (loss)                                                  $ (3,233)   $    306
                                                                   ========    ========
Other comprehensive income (loss), net of tax:

         Foreign currency translation adjustments                         3          37
                                                                   --------    --------
Comprehensive income (loss)                                        $ (3,230)   $    343
                                                                   ========    ========
Per share data:

Basic per share amounts:

         Net income (loss) per share of common stock               $  (0.33)   $   0.03
                                                                   ========    ========
         Weighted average shares outstanding                          9,836       9,661
                                                                   ========    ========
Diluted per share amounts:

         Net income (loss) per share of common stock               $  (0.33)   $   0.03
                                                                   ========    ========
         Weighted average shares outstanding                          9,836      10,707
                                                                   ========    ========

      See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                    Three Months Ended
                                                                   March 31,   March 31,
                                                                      2001       2000
                                                                      ----       ----
Cash flows from operating activities:
     Net income (loss)                                              $(3,233)   $   306
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
         Non-cash financing expenses                                     61         --
         Depreciation and amortization                                  439        374
         Amortization of debt discounts                                   2         14
         Minority interest                                              (92)       (65)
        Changes in operating assets and liabilities:
         Accounts receivable                                           (297)    (5,380)
         Inventories                                                    387        293
         Prepaid expenses                                              (696)       (37)
         Other assets                                                   365       (108)
         Accounts payable, accrued expenses and other liabilities     1,507      2,861
                                                                    -------    -------
              Net cash used in operating activities                  (1,557)    (1,742)
                                                                    -------    -------
Cash flows from investing activities:
         Capital expenditures, net                                      (36)      (664)
                                                                    -------    -------
              Net cash used in investing activities                     (36)      (664)
                                                                    -------    -------
Cash flows from financing activities:
         Proceeds from senior debt                                       --      2,550
         Repayments of senior debt                                     (400)      (400)
         Proceeds from exercised options and warrants                    16        118
         Repayments of short term loans                                  (1)       (36)
                                                                    -------    -------
              Net cash provided by (used in) financing activities      (385)     2,232
                                                                    -------    -------
     Effect of exchange rate changes on cash                              9         36
                                                                    -------    -------
     Decrease in cash and cash equivalents                           (1,969)      (138)

     Cash and equivalents - beginning of the year                     2,366      3,245
                                                                    -------    -------
     Cash and equivalents - end of the period                       $   397    $ 3,107
                                                                    =======    =======
     Supplemental cash flow disclosure:

         Cash paid for interest expense                             $   726    $   996
                                                                    =======    =======
         Cash paid for income taxes                                 $    77    $    20
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

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2000. The audit opinion included in the December 31, 2000 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. Results for the interim period are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market. The composition of inventories at the end of the respective periods is as follows:

                                   March 31, 2001   December 31, 2000
                                   --------------   -----------------
                                            (in thousands)

Parts and components                   $4,245            $4,973
Work-in-process                           583               543
Finished goods                          1,935             1,634
                                       ------            ------
                                       $6,763            $7,150
                                       ======            ======

Note 3: Senior Debt

      On March 31, 2001, the Company's debt to its senior lender was $20,346,000. During the three months then ended, the Company repaid principal of $400,000. The current agreement with the senior lender expires on July 3, 2001 and, accordingly, the senior debt has been classified as a current liability at March 31, 2001.

      The Company's borrowings exceed the maximum borrowings under the borrowing base formula. In March 2001, the senior lender agreed to allow the Company to defer the repayment of borrowings in excess of the maximum under the formula, defer all monthly facility fees and the April 1, 2001 principal payment to the earlier of the termination of the agreement on July 3, 2001 or the sale of one or more of the divisions of the Company. The agreement also precluded the Company from making any payments on indebtedness to any subordinated creditors, although it permits payment of accounts payable in the ordinary course of business.

      In April 2001, the Company and its senior lender agreed to add all current and future interest due, which will be computed at 14%, to the principal balance through the July 2, 2001. As consideration, the Company agreed to reduce the exercise price of the outstanding warrants to purchase approximately 570,000 shares of common stock held by its senior lender to $0.25 per share.

      Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of March 31, 2001, the Company was not in compliance with the interest coverage covenant. The Company has obtained a waiver of such non-compliance from its senior lender related to the interest coverage ratio and the over advance under the line through July 2, 2001.

Note 4: Subordinated Notes

      As of March 31, 2001, the Company has outstanding $6,144,000 of subordinated notes, of which $900,000 was due on January 2, 2001 and $5,244,000 becomes due on July 2, 2001. Pursuant to the Company's agreement with its senior lender, the Company is prohibited from paying principal and interest on the subordinated notes.

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

      There has been no significant change from December 31, 2000 in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company's assets.

                                                   Three Months Ended
                                            March 31, 2001    March 31, 2000
                                            --------------    --------------
 Sales:
      Line                                   $  3,848,000         6,094,000
      OSS                                       1,365,000         8,114,000
      Signal                                    1,652,000         1,578,000
                                             ------------      ------------
                                             $  6,865,000        15,786,000
                                             ============      ============

 Segment profit (loss):
      Line                                   $    536,000         1,269,000
      OSS                                      (2,314,000)          551,000
      Signal                                      345,000           302,000
                                             ------------      ------------
                                             $ (1,433,000)        2,122,000
                                             ============      ============

The following table reconciles segment totals to consolidated totals:

                                                        Three Months Ended
                                                  March 31, 2001  March 31, 2000
                                                  --------------  --------------
Sales:
   Total revenue for reportable segments           $ 6,865,000      15,786,000
   Other revenue                                       177,000         142,000
                                                   -----------     -----------
   Consolidated total revenue                      $ 7,042,000      15,928,000
                                                   ===========     ===========
Operating income (loss):
   Total segment profit for reportable segments    $(1,433,000)      2,122,000
   Corporate and unallocated                          (918,000)       (949,000)
                                                   -----------     -----------
   Consolidated total operating income (loss)      $(2,351,000)      1,173,000
                                                   ===========     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                            Three Months Ended
                                                            ------------------
                                                                 March 31,
                                                                 ---------
                                                            2001         2000
                                                            ----         ----
Sales                                                       100%         100%
Cost of Sales                                                80%          64%
Gross Profit                                                 20%          36%
Selling, general and administrative expenses                 36%          20%
Research and development expenses                            17%           9%
     Operating income (loss)                                (33%)          7%
Interest expense - net                                      (14%)         (5%)
Other                                                         0%           0%
Minority interest                                             1%           0%
Net income (loss)                                           (46%)          2%

      The Company's sales by product line for the periods ended March 31, 2001 and 2000 are as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                          $(000)
                                               2001                   2000
                                               ----                   ----
Line connection/protection equipment   $ 3,848         55%   $ 6,094         38%
OSS equipment                            1,365         19%     8,114         51%
Signal Processing                        1,652         23%     1,578         10%
Other                                      177          3%       142          1%
                                       -------------------   -------------------
                                       $ 7,042        100%   $15,928        100%
                                       ===================   ===================

Results of Operations

      The Company's sales for the quarter ended March 31, 2001 were $7,042,000 representing a decrease of $8,886,000 (56%) compared to the quarter ended March 31, 2000 of $15,928,000. The overall decrease in sales reflects decreased sales of OSS and Line equipment. Signal sales increased by $74,000 (5%) from $1,578,000 to $1,652,000 for the 2000 and 2001 quarters, respectively.

      Line equipment sales decreased by $2,246,000 (37%) from $6,094,000 for the March 2000 quarter to $3,848,000 for the March 2001 quarter. The decline in line equipment sales reflected a significant decline in sales to one customer, Telmex, which was not offset by major orders from any other customers. During the March 2000 quarter, we sold approximately $2.7 million of product to Telmex, whereas our sales to Telmex in the March 2001 quarter were not significant.

      OSS sales decreased by $6,749,000 (83%) from $8,114,000 for the quarter ended March 31, 2000 to $1,365,000 for the quarter ended March 31, 2001. The decreased sales resulted from lower shipments to Fujitsu Telecommunications Europe Limited which provided approximately $5,900,000 of sales in the March 2000 quarter.

      Gross margin for the March 2001 quarter was 20% compared to 36% for the March 2000 quarter. This decline in gross margin is attributable to the decreased level of sales. Because of the low volume of sales, the Company was unable to absorb certain fixed expenses associated with the OSS contracts.

      Selling, general and administrative expenses decreased by $557,000 (18%) from $3,135,000 in the March 2000 quarter to $2,578,000 in the March 2001 quarter. This decrease relates primarily to the Company's efforts to reorganize its sales and marketing efforts of its OSS division.

      Research and development expenses decreased by $221,000 (16%) from $1,408,000 in the March 2000 quarter to $1,187,000 in the March 2001 quarter. This decrease in research and development expenses results from the Company's efforts to reduce its expenses, primarily related to the OSS business.

      As a result of the foregoing, the Company had an operating loss of $2,351,000 for the March 2001 quarter, as compared to operating income of $1,173,000 for the March 2000 quarter.

      Interest expense increased by $69,000 (7%) from $934,000 in 2000 to $1,003,000 in 2001. This change is attributable primarily to increased levels of borrowing from the senior lender.

         As the result of the foregoing, the Company generated a net loss of $3,233,000, $0.33 per share (basic and diluted), for the March 2001 quarter versus net income of $306,000, $0.03 per share (basic and diluted), for the March 2000 quarter.

Liquidity and Capital Resources

      At March 31, 2001, the Company had cash and cash equivalents of $397,000 compared with $2,366,000 at December 31, 2000. The Company's working capital deficit at March 31, 2001 was $26,758,000, compared to a working capital deficit of $24,152,000 at December 31, 2000. The reduced level of cash on hand resulted in the increase in the working capital deficiency. During the March 2001 quarter of, the net cash used by the Company in operations was $1,557,000.

      As of March 31, 2001, the Company has senior debt of $20,346,000 outstanding. The current agreement with the senior lender expires on July 3, 2001 and, accordingly, has been classified as a current liability at March 31, 2001. The Company's borrowings exceed the maximum borrowings under the borrowing base formula. In March 2001, the senior lender agreed to allow the Company to defer the repayment of borrowings in excess of the maximum under the formula, defer all monthly facility fees and the April 1, 2001 principal payment to the earlier of the termination of the agreement on July 3, 2001 or the sale of one or more of the divisions of the Company. The senior lender prohibited us from making any payments on indebtedness to any subordinated creditors except to pay accounts payable in the ordinary course of business. In April 2001, the Company and its senior lender agreed to add all current and future interest due, which will be computed at 14%, to the principal balance through July 2, 2001. In addition, we were not in compliance with the interest coverage covenant and borrowing base coverage under the agreement and obtained a waiver from our senior lender through July 2, 2001.

      As of March 31, 2001, we had outstanding $6,144,000 of subordinated notes, of which $900,000 became due on January 2, 2001 and the balance of $5,244,000 becomes due on July 2, 2001. We did not have the resources to pay the $900,000 of subordinated debt on January 2, 2001 and approximately $440,000 of interest which was due on January 2, 2001. We have an agreement in principle with the holders of a majority of the outstanding subordinated notes or their representatives with respect to an extension of the maturity date of the notes. The agreement in principle is subject to the execution of a definitive agreement with the holders of the subordinated debt. The agreement in principle contemplates an extension of the maturity date of the notes to June 30, 2002, subject to earlier prepayment if we sell one or more divisions, an increase in the interest rate to 17.5% per annum, a reduction in the exercise price of the warrants held by the noteholders to $.25 per share, and the ability of the noteholders to convert the notes and accrued interest into common stock after December 31, 2001 at $.25 per share unless we have called the notes for redemption. In addition, the holders of the subordinated notes will have the right to elect one director of our board. We cannot assure you that we will be able to negotiate a definitive agreement with the noteholders.

      Our cash availability during 2001 and thereafter may be affected by a number of factors. At March 31, 2001, we had no cash available under our credit facility and we had borrowed more than the amount available to us under our borrowing base. To the extent that credit is not available, we may have difficulty performing our obligations under our contracts, which could result in the cancellation of contracts or the loss of future business. In addition, $1,160,000 of senior debt and $900,000 of subordinated debt became due in January 2001 and $24,830,000 of senior and subordinated debt will become due in July 2001. As noted above, we have an agreement in principle with the holders of a majority of the outstanding subordinated notes or their representatives with respect to an extension of the maturity date of the notes. The agreement in principle is subject to the execution of a definitive agreement with the holders of the subordinated debt. We are continuing to negotiate with our senior lender with respect to an extension beyond the July 3, 2001 maturity of our current facility. However, we do not presently have the ability to pay these debts and, if we cannot finalize a definitive agreement with the holders of the subordinated debt, obtain either an extension on the maturity of our senior debt or an alternative financing source or raise funds from the sale of one of our divisions, we may be unable to meet these financial obligations.

      We are addressing our need for liquidity by seeking to extend our agreement with our senior lender, finalize a definitive agreement with the holders of the subordinated debt, and sell of one or more of our divisions. Although we have been engaged in negotiations with respect to the sale of one of our divisions, these negotiations were terminated without our entering into any agreement. Although we are continuing to explore the possible sale of one or more of our divisions, we cannot assure you that we will be successful in these efforts. Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations.

Forward Looking Statements

      Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors," in our Form 10-K for the year ended December 31, 2000 and those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None
         (b)      Reports on Form 8-K
                  None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PORTA SYSTEMS CORP.

         Dated May 14, 2001                By /s/William V. Carney
                                              --------------------
                                              William V. Carney
                                              Chairman of the Board
                                              and Chief Executive Officer

         Dated May 14, 2001                By /s/Edward B. Kornfeld
                                              ---------------------
                                              Edward B. Kornfeld
                                              Senior Vice President
                                              and Chief Financial Officer