Form 10-Q
period 2001-06-30
PORTA SYSTEMS CORP
filed 2001-08-16
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

      Common Stock (par value $0.01) 9,909,248 shares as of August 6, 2001

PART I.- FINANCIAL INFORMATION

Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                June 30,   December 31,
                                                                                  2001         2000
                                                                                --------   ------------
               Assets                                                          (Unaudited)
               ------
Current assets:
     Cash and cash equivalents                                                  $    654    $  2,366
     Accounts receivable -- trade, less allowance for doubtful accounts            6,098       7,425
     Inventories                                                                   6,079       7,150
     Prepaid expenses and other current assets                                     1,138       1,130
                                                                                --------    --------
                  Total current assets                                            13,969      18,071
                                                                                --------    --------
      Property, plant and equipment, net                                           4,045       4,555
      Goodwill, net                                                                9,960      10,357
      Other assets                                                                   661       1,191
                                                                                --------    --------
                  Total assets                                                  $ 28,635    $ 34,174
                                                                                ========    ========
                           Liabilities and Stockholders' Deficit
                           -------------------------------------
Current liabilities:
      Senior debt                                                               $ 21,170    $ 20,746
      Subordinated notes                                                           6,144       6,144
      Accounts payable                                                             7,344       7,173
      Accrued expenses                                                             4,690       5,385
      Accrued interest payable                                                     1,176         766
      Accrued commissions                                                          1,674       1,553
      Income taxes payable                                                           278         259
      Accrued deferred compensation                                                  196         196
      Short-term loans                                                                13           1
                                                                                --------    --------
                  Total current liabilities                                       42,685      42,223
                                                                                --------    --------

6% convertible subordinated debentures                                               379         376
Deferred compensation                                                                902         987
Income taxes payable                                                                 117         154
Other long-term liabilities                                                          883         918
Minority interest                                                                    155         308
                                                                                --------    --------
                  Total long-term liabilities                                      2,436       2,743
                                                                                --------    --------

                  Total liabilities                                               45,121      44,966
                                                                                --------    --------

Stockholders' deficit:

      Preferred stock, no par value; authorized 1,000,000 shares, none issued         --          --
      Common stock, par value $.01; authorized 20,000,000 shares, issued
       9,909,248 shares at June 30, 2001 and 9,817,165 shares at
          December 31, 2000                                                           99          98
       Additional paid-in capital                                                 76,048      75,980
       Accumulated deficit                                                       (86,878)    (81,135)
       Accumulated other comprehensive loss:
          Foreign currency translation adjustment                                 (3,817)     (3,797)
                                                                                --------    --------
                                                                                 (14,548)     (8,854)
        Treasury stock, at cost                                                   (1,938)     (1,938)
                                                                                --------    --------
                  Total stockholders' deficit                                    (16,486)    (10,792)
                                                                                --------    --------
                  Total liabilities and stockholders' deficit                   $ 28,635    $ 34,174
                                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                              Six Months Ended
                                                            June 30,    June 30,
                                                              2001        2000
                                                            --------    --------
Sales                                                      $ 15,957    $ 29,756
Cost of sales                                                11,618      20,470
                                                           --------    --------
     Gross profit                                             4,339       9,286

Selling, general and administrative expenses                  5,362       6,998
Research and development expenses                             2,621       3,067
                                                           --------    --------
         Total expenses                                       7,983      10,065
                                                           --------    --------
         Operating loss                                      (3,644)       (779)

Interest expense                                             (2,295)     (1,965)
Interest income                                                  25          56
Other income                                                     43          12
                                                           --------    --------

       Loss before income taxes and minority interest        (5,871)     (2,676)

Income tax expense                                              (17)        (61)
Minority interest                                               144         156
                                                           --------    --------

Net loss                                                   $ (5,744)   $ (2,581)
                                                           ========    ========
Other comprehensive loss, net of tax:
         Foreign currency translation adjustments               (20)        (98)
                                                           --------    --------

Comprehensive loss                                         $ (5,764)   $ (2,679)
                                                           ========    ========
Per share data:

Basic per share amounts:

         Net loss per share of common stock                $  (0.58)   $  (0.27)
                                                           ========    ========
         Weighted average shares outstanding                  9,872       9,722
                                                           ========    ========
Diluted per share amounts:

         Net loss per share of common stock                $  (0.58)   $  (0.27)
                                                           ========    ========
         Weighted average shares outstanding                  9,872       9,722
                                                           ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                             Three Months Ended
                                                            June 30,    June 30,
                                                              2001        2000
                                                            --------    --------
Sales                                                      $  8,915    $ 13,828
Cost of sales                                                 5,990      10,258
                                                           --------    --------
     Gross profit                                             2,925       3,570

Selling, general and administrative expenses                  2,784       3,863
Research and development expenses                             1,434       1,659
                                                           --------    --------
         Total expenses                                       4,218       5,522
                                                           --------    --------
         Operating loss                                      (1,293)     (1,952)

Interest expense                                             (1,292)     (1,031)
Interest income                                                   9          29
Other income                                                     15           7
                                                           --------    --------
       Loss before income taxes and minority interest        (2,561)     (2,947)
Income tax expense                                               (2)        (31)
Minority interest                                                52          91
                                                           --------    --------
Net loss                                                   $ (2,511)   $ (2,887)
                                                           ========    ========
Other comprehensive loss, net of tax:

         Foreign currency translation adjustments               (23)       (135)
                                                           --------    --------
Comprehensive loss                                         $ (2,534)   $ (3,022)
                                                           ========    ========
Per share data:

Basic per share amounts:
         Net loss per share of common stock                $  (0.25)   $  (0.30)
                                                           ========    ========
         Weighted average shares outstanding                  9,900       9,782
                                                           ========    ========
Diluted per share amounts:
         Net loss per share of common stock                $  (0.25)   $  (0.30)
                                                           ========    ========
         Weighted average shares outstanding                  9,900       9,782
                                                           ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)


                                                              Six Months Ended
                                                             June 30,   June 30,
                                                               2001       2000
                                                             --------   --------
Cash flows from operating activities:
     Net loss                                                $(5,744)   $(2,581)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Non-cash financing expenses                             123         15
         Depreciation and amortization                         1,067        776
         Amortization of discount on convertible
           subordinated debentures                                 3         13
         Minority interest                                      (144)      (156)
Changes in assets and liabilities:
         Accounts receivable                                   1,327       (217)
         Inventories                                           1,071        248
         Prepaid expenses                                         (8)       (77)
         Other assets                                            405          3
         Accounts payable, accrued expenses and other
              liabilities                                       (131)      (517)
                                                             -------    -------
              Net cash used in operating activities           (2,031)    (2,493)
                                                             -------    -------
     Cash flows from investing activities:
         Capital expenditures, net                              (150)    (1,285)
                                                             -------    -------
                 Net cash used in investing activities          (150)    (1,285)
                                                             -------    -------
     Cash flows from financing activities:
         Proceeds from senior debt                               824      4,490
         Repayments of senior debt                              (400)      (982)
         Proceeds from exercised options and warrants             30        140
         Net proceeds of short term loans                         12        (39)
                                                             -------    -------
              Net cash provided by financing activities          466      3,469

     Effect of exchange rate changes on cash                       3       (117)
                                                             -------    -------
     Decrease in cash and cash equivalents                    (1,712)      (286)

     Cash and equivalents -- beginning of the year             2,366      3,245
                                                             -------    -------
     Cash and equivalents -- end of the period               $   654    $ 2,959
                                                             =======    =======
     Supplemental cash flow disclosures:
         Cash paid for interest expense                      $   899    $ 1,853
                                                             =======    =======
         Cash paid for income taxes                          $    99    $   109
                                                             =======    =======


     See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report to stockholders for the year ended December 31, 2000. The audit opinion included in the December 31, 2000 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. Results for the first six months of 2001 are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market. The composition of inventories at the end of the respective periods is as follows:

                               June 30, 2001     December 31, 2000
                               -------------     -----------------
                                          (in thousands)
Parts and components               $3,398             $4,973
Work-in-process                       648                543
Finished goods                      2,033              1,634
                                   ------             ------
                                   $6,079             $7,150
                                   ======             ======

Note 3: Senior Debt

      On June 30, 2001, the Company's debt to its senior lender was $21,170,000. During the six and three months ended June 30, 2001, the Company repaid principal of $400,000 and $0, respectively. The Company borrowed $824,000 during the six and three-month periods ended June 30, 2001. The agreement with the senior lender expires on September 5, 2001 and, accordingly, the senior debt has been classified as a current liability at June 30, 2001.

      The Company's borrowings exceed the maximum borrowings under the borrowing base formula. The senior lender has agreed to allow the Company to defer the repayment of borrowings in excess of the maximum under the formula, defer all monthly facility fees and all principal payments to the earlier of the termination of the agreement on September 5, 2001 or the sale of one or more of the divisions or assets of the Company. The agreement also precludes the Company from making any payments on indebtedness to any subordinated creditors, although it permits payment of accounts payable in the ordinary course of business.

      In April 2001, the Company and its senior lender agreed to add all current and future interest due, which will be computed at 14%, to the principal balance through the loan expiration date. As consideration, the Company agreed to reduce the exercise price of the outstanding warrants to purchase approximately 570,000 shares of common stock held by its senior lender to $0.25 per share. The value of the reduction in exercise price was $39,000 and recorded as interest expense and additional paid in capital.

      Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of June 30, 2001, the Company was not in compliance with the interest coverage covenant. The Company has obtained from the senior lender a waiver of non-compliance with the interest coverage ratio and the over advance under the line through the loan expiration date. The senior lender has prohibited the Company from making payments to the holders of subordinated debt as long as the indebtedness to the senior lender is outstanding.

Note 4: Subordinated Notes

      As of June 30, 2001, the Company has outstanding $6,144,000 of subordinated notes, of which $900,000 was due on January 2, 2001 and $5,244,000 became due on July 2, 2001. Pursuant to the Company's agreement with its senior lender, the Company is prohibited from paying principal and interest on the subordinated notes.

      The Company is engaged in negotiations with respect to an extension of its obligations on the subordinated notes, but it cannot give assurance that it will be successful in entering into such an agreement. In July 2001, the holder of a subordinated note in the principal amount of $500,000 commenced an action against the Company on its note. See Note 6.

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

                                 Six Months Ended              Three Months Ended
                         June 30, 2001   June 30, 2000   June 30, 2001   June 30, 2000
                         -------------   -------------   -------------   -------------
Sales:
    Line                 $  7,316,000    $ 10,512,000    $  3,468,000    $  4,418,000
    OSS                     5,478,000      15,305,000       4,113,000       7,191,000
    Signal                  2,828,000       3,588,000       1,176,000       2,010,000
                         ------------    ------------    ------------    ------------
                         $ 15,622,000    $ 29,405,000    $  8,757,000    $ 13,619,000
                         ============    ============    ============    ============

Segment profit (loss):
    Line                 $    753,000    $  1,905,000    $    217,000    $    636,000
    OSS                    (2,684,000)       (727,000)       (370,000)     (1,278,000)
    Signal                    410,000         642,000          65,000         340,000
                         ------------    ------------    ------------    ------------
                         $ (1,521,000)   $  1,820,000    $    (88,000)   $   (302,000)
                         ============    ============    ============    ============

The following table reconciles segment totals to consolidated totals:

                                       Six Months Ended                Three Months Ended
                                  June 30, 2001  June 30, 2000    June 30, 2001  June 30, 2000
                                  -------------  -------------    -------------  -------------
Sales:
    Total revenue for reportable
         segments                 $ 15,622,000    $ 29,405,000    $  8,757,000    $ 13,619,000
    Other revenue                      335,000         351,000         158,000         209,000
                                  ------------    ------------    ------------    ------------
    Consolidated total revenue    $ 15,957,000    $ 29,756,000    $  8,915,000    $ 13,828,000
                                  ============    ============    ============    ============
Operating income (loss):
    Total segment Profit (loss)
    for reportable segments       $ (1,521,000)   $  1,820,000    $    (88,000)   $   (302,000)
    Corporate and unallocated       (2,123,000)     (2,599,000)     (1,205,000)     (1,650,000)
                                  ------------    ------------    ------------    ------------
    Consolidated total
    operating loss                $ (3,644,000)   $   (779,000)   $ (1,293,000)   $ (1,952,000)
                                  ============    ============    ============    ============

Note 6: Legal Proceedings

      In July 2001, the holder of a subordinated note in the principal amount of $500,000 commenced an action against the Company in the United States District Court for the Southern District of New York seeking payment of the principal and accrued interest on their subordinated notes which were payable in July 2001. The payment of the note is subordinated to payment of the Company's senior debt and the Company believes that the subordination provision of the note prohibits payment by the Company. The Company's obligations under the subordinated notes are reflected as current liabilities on the Company's balance sheet.

Note 7: New Accounting Standards

      In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

      SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

      The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $9,960,000. Amortization expense during the six-month period ended June 30, 2001 was $397,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                       Six Months Ended   Three Months Ended
                                       ----------------   ------------------
                                           June 30,            June 30,
                                           --------            --------
                                        2001     2000       2001     2000
                                        ----     ----       ----     ----
Sales                                   100%     100%       100%     100%
Cost of Sales                            73%      69%        67%      74%
Gross Profit                             27%      31%        33%      26%
Selling, general and administrative
  expenses                               34%      24%        31%      28%
Research and development expenses        16%      10%        16%      12%
     Operating loss                     (23%)     (3%)      (14%)    (14%)
Interest expense -- net                 (14%)     (6%)      (14%)     (7%)
Other income                              0%       0%         0%       0%
Minority interest                         1%       0%         0%       0%
Income taxes                              0%       0%         0%       0%
Net loss                                (36%)     (9%)      (28%)    (21%)

      The Company's sales by product line for the periods ended June 30, 2001 and 2000 are as follows:

                                             Six Months Ended
                                             ----------------
                                                  June 30,
                                                  --------
                                         2001                 2000
                                         ----                 ----
                                           (Dollars in thousands)

        Line                      $ 7,316     46%       $10,512     35%
        OSS                         5,478     34%        15,305     52%
        Signal                      2,828     18%         3,588     12%
        Other                         335      2%           351      1%
                                  -------    ---        -------    ---
                                  $15,957    100%       $29,756    100%
                                  =======    ===        =======    ===

                                            Three Months Ended
                                            ------------------
                                                  June 30,
                                                  --------
                                         2001                 2000
                                         ----                 ----
                                           (Dollars in thousands)

        Line                      $ 3,468     39%       $ 4,418     32%
        OSS                         4,113     46%         7,191     52%
        Signal                      1,176     13%         2,010     15%
        Other                         158      2%           209      1%
                                  -------    ---        -------    ---
                                  $ 8,915    100%       $13,828    100%
                                  =======    ===        =======    ===

Results of Operations

      The Company's sales for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 decreased by $13,799,000 (46%) from $29,756,000 in 2000 to $15,957,000 in 2001. Sales for the quarter ended June 30, 2001 of $8,915,000 decreased by $4,913,000 (36%) compared to $13,828,000 for the quarter ended June 30, 2000. The decrease in sales for the six and three month periods reflects lower levels of sales from all divisions.

      Line sales for the six months ended June 30 decreased from $10,512,000 to $7,316,000, or $3,196,000 (30%) from 2000 to 2001. Sales for the three months ended June 30 decreased by $950,000 (22%) from  $4,418,000 in 2000 to $3,468,000 in 2001. The decrease for the six and three months ended June 30, 2001 reflects reduced sales primarily to customers in the United Kingdom and Mexico and a general slow down in the telecommunications industry.

      OSS sales for the six months ended June 30, 2001 were $5,478,000 compared to the six months ended June 30, 2000 of $15,305,000, a decrease of $9,827,000 (64%). OSS revenue for the three months ended June 30, 2001 was $4,113,000 compared to the three months ended June 30, 2000 of $7,191,000, a decrease of $3,078,000 (43%). Both the six-month and three months ended June 30, 2001 include approximately $1,000,000 of revenue generated from the Company's initial iScan order. The decreased sales during the six and three months ended June 30, 2001 reflected lower shipments to Fujitsu Telecommunications Europe Limited which provided approximately $11,000,000 and $5,100,000, respectively, of sales in the six and three months periods of 2000. These shipments were made pursuant to a contract which was completed during 2000.

      Signal sales for the six months ended June 30, 2001 were $2,828,000 compared to the six months ended June 30, 2000 of $3,588,000, a decrease of $760,000 (21%). Sales for the three months ended June 30, 2001 were $1,176,000 compared to the three months ended June 30, 2000 of $2,010,000, a decrease of $834,000 (41%). The decrease in sales for the six and three-month periods primarily reflects customer requested shipping delays and a general slowdown in the order rate from customers.

      Gross margin for the six months ended June 30, 2001 was 27% compared to 31% for the six months ended June 30, 2000. This decline in gross margin is attributable to the decreased level of sales. Due to the low level of sales, the Company was unable to absorb certain fixed expenses associated with the OSS contracts primarily in the first quarter of 2001. Gross margin for the quarter ended June 30, 2001 was 33% compared to 26% for the quarter ended June 30, 2000. This improvement in gross margin is attributable to sales of iScan software at a high margin and a reduced level of expenses reflecting the Company's reorganization of its OSS division, which was somewhat offset by lower margins from the line and signal business units due to reduced sales volumes.

      Selling, general and administrative expenses decreased by $1,636,000 (23%) from $6,998,000 to $5,362,000 for the six months ended June 30, 2001 compared to 2000. For the quarter ended June 30, 2001 selling, general and administrative expenses decreased by $1,079,000 (28%) from 2000. The decrease from 2000 to 2001 for the six and three months primarily reflects reduced professional legal expenses and decreased expenses reflecting the Company's reorganization of its sales and marketing efforts of its OSS division.

      Research and development expenses decreased by $446,000 (15%) and by $225,000 (14%) for the six and three months ended June 30, 2001 from the comparable periods in 2000. This decrease in research and development expenses for both the six and three months resulted from the Company's efforts to reduce its expenses, primarily related to the OSS business.

      As a result of the above, for the six months ended June 30, 2001 compared to 2000, the Company had an operating loss of $3,644,000 in 2001 versus an operating loss of $779,000 in 2000. The Company had an operating loss of $1,293,000 for the quarter ended June 30, 2001 as compared to an operating loss of $1,952,000 for the quarter ended June 30, 2000.

      Interest expense for the six months ended June 30, 2001 compared to June 30, 2000 increased by $330,000 (17%) from $1,965,000 in 2000 to $2,295,000 in
2001. Interest expense for the three-month period ending June 30, 2001 compared to the same three months of 2000, increased by $261,000 (25%) from $1,031,000 in 2000 to $1,292,000 in 2001. This change is attributable primarily to increased levels of borrowing from and increased interest rate payable to the Company's senior lender.

      As the result of the foregoing, the Company incurred a net loss of $5,744,000, $0.58 per share (basic and diluted), for the six months ended June 30, 2001, compared with a net loss of $2,581,000, $0.27 per share (basic and diluted), for the six months ended June 30, 2000. The net loss for the three months ended June 30, 2001 was $2,511,000, $0.25 per share (basic and diluted), compared with a net loss for the three months ended June 30, 2000 of $2,887,000, $0.30 per share (basic and diluted).

Liquidity and Capital Resources


      At June 30, 2001, the Company had cash and cash equivalents of $654,000 compared with $2,366,000 at December 31, 2000. The Company's working capital deficit at June 30, 2001 was $28,716,000, compared to a working capital deficit of $24,152,000 at December 31, 2000. The working capital deficiency reflects the current liabilities to the senior and subordinated lenders together with the effect of the reduced level of business, which resulted in reduced receivables and increased accrued liabilities. During the six months ended June 30, 2001, the Company used $2,031,000 in operations.


      As of June 30, 2001, the Company has senior debt of $21,170,000 outstanding, all of which is shown as a current liability. The current agreement with the senior lender was set to expire on July 3, 2001 and was extended to September 5, 2001. The Company's borrowings exceed the maximum borrowings under the borrowing base formula. The senior lender has agreed to allow the Company to defer the repayment of borrowings in excess of the maximum under the formula, defer all monthly facility fees and all principal payments to the earlier of the termination of the agreement on September 5, 2001 or the sale of one or more of the divisions or assets of the Company. The senior lender prohibited us from making any payments on indebtedness to any subordinated creditors, although it has consented to the payment of accounts payable in the ordinary course of business. In April 2001, the Company and its senior lender agreed to add all current and future interest due, which will be computed at 14%, to the principal balance through the loan expiration date. In addition, we were not in compliance with the interest coverage covenant and borrowing base coverage under the agreement and obtained a waiver from our senior lender through the loan expiration date.

      As of June 30, 2001, we had outstanding $6,144,000 of subordinated notes, of which $900,000 became due on January 2, 2001 and the balance of $5,244,000 became due on July 2, 2001. We did not have the resources to pay, and we did not pay, either the principal or interest on the subordinated notes and are restricted by our senior lender from making such payments. We are engaged in negotiations with the holders of a majority of the outstanding subordinated notes or their representatives with respect to an extension of the maturity date of the notes. The previously announced agreement in principal has not resulted in an agreement as of the date of this Form 10-Q, and the Company cannot give any assurance that it will be able to negotiate such an extension. The holder of a subordinated note in the principal amount of $500,000 has commenced an action seeking payment of the principal and interest on his note, as described below.

      Our cash availability during 2001 and thereafter may be affected by a number of factors. At June 30, 2001, we had no cash available under our credit facility and we had borrowed more than the amount available to us under our borrowing base. To the extent that credit is not available, we may have difficulty performing our obligations under our contracts, which could result in the cancellation of contracts or the loss of future business. In addition, $21,170,000 of senior debt becomes due on September 5, 2001 and $7,230,000 of subordinated debt and interest became due in July 2001. We are continuing to negotiate with our senior lender with respect to an extension beyond the September 5, 2001 maturity of our current facility and with the holders of the subordinated notes with respect to an extension of the maturity of those notes. We do not presently have the ability to pay these debts and, if we cannot finalize a definitive agreement with the holders of the subordinated debt, obtain either an extension on the maturity of our senior debt or an alternative financing source or raise funds from the sale of one of our divisions, we may be unable to meet these financial obligations.

      We are addressing our need for liquidity by seeking to extend our agreement with our senior lender, finalize a definitive agreement with the holders of the subordinated debt, and sell of one or more of our divisions. Although we are continuing to explore the possible sale of one or more of our divisions, we cannot assure you that we will be successful in these efforts. Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, we believe that our losses and our financial position may have an adverse effect upon our ability to develop new business as competitors and potential customers question our ability to continue in business.

      The holder of a subordinated note in the principal amount of $500,000 has commenced an action against the Company seeking payment of the principal and interest on the note. The Company believes that the subordination provision of the note prohibits payment by the Company; however, if the noteholder obtains a judgment against the Company and seeks to collect on the judgment, the senior lender may seek to foreclose on the Company's obligations to it. In such event, or in the event that the Company is unable to extend its senior and subordinated loan obligations or sell one or more of its divisions, the Company may be unable to continue in operations.

Forward Looking Statements

      Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state the Company's intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors," in our Form 10-K for the year ended December 31, 2000 and those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings


      In July 2001, Ramon R. Obed, Donatella Elser and Henry R.C. Elser, trustees under a trust for the benefit of Peter F.D. Elser, commenced an action in the United States District Court for the Southern District of New York against the Company seeking payment of the principal and interest of the Company's subordinated note in the principal amount of $500,000. The Company believes that the subordination provision of the note prohibits payment by the Company. The Company's obligations under the subordinated notes are reflected as current liabilities on the Company's balance sheet. Mr. Peter F.D. Elser (deceased) is the father of Mr. Marco Elser, a director. Mr. Marco Elser is one of the class of beneficiaries. Mr. Marco Elser is not a trustee nor does he have the power to direct the trustees of the trust or the right to vote or dispose of the securities owned by the trust.


Item 3. Defaults Upon Senior Securities

      The Company has failed to pay the principal and interest of $7,048,000 as of June 30, 2001 on its subordinated notes. Notes in the principal amount of $900,000 were due on January 2, 2001, and the remaining notes, in the principal amount of $5,244,000, were due on July 3, 2001. The subordinated notes are subordinated to payment of the Company's obligations to its senior lender, which has prohibited the Company from paying the subordinated notes. See Notes 3 and 4 of Notes to Consolidated Financial Statements in this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits
            None

        (b) Reports on Form 8-K
            None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PORTA SYSTEMS CORP.

         Dated August 9, 2001              By       /s/ William V. Carney
                                              ----------------------------------
                                                    William V. Carney
                                                    Chairman of the Board

         Dated August 9, 2001              By       /s/ Edward B. Kornfeld
                                              ----------------------------------
                                                    Edward B. Kornfeld
                                                    Senior Vice President
                                                    and Chief Financial Officer