Form 10-Q
period 2001-09-30
PORTA SYSTEMS CORP
filed 2001-11-14
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common Stock (par value $0.01) 9,928,130 shares as of November 6, 2001

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                    September 30,   December 31,
                                                        2001           2000
                                                    -------------   ------------
                                 Assets                      (Unaudited)
Current assets:
  Cash and cash equivalents                           $    442       $  2,366
  Accounts receivable - trade, less
    allowance for doubtful accounts                      5,909          7,425
  Inventories                                            5,907          7,150
  Prepaid expenses and other
    current assets                                         946          1,130
                                                      --------       --------
        Total current assets                            13,204         18,071
                                                      --------       --------
  Property, plant and equipment, net                     2,825          4,555
  Goodwill, net                                          9,761         10,357
  Other assets                                             622          1,191
                                                      --------       --------
        Total assets                                  $ 26,412       $ 34,174
                                                      ========       ========

                 Liabilities and Stockholders' Deficit

Current liabilities:

  Senior debt                                         $ 21,467       $ 20,746
  Subordinated notes                                     6,144          6,144
  6% convertible subordinated
    debentures                                             381             --
  Accounts payable                                       7,273          7,173
  Accrued expenses                                       4,240          5,385
  Accrued interest payable                               1,213            766
  Accrued commissions                                    1,681          1,553
  Income taxes payable                                     255            259
  Accrued deferred compensation                            196            196
  Short-term loans                                          89              1
                                                      --------       --------
        Total current liabilities                       42,939         42,223
                                                      --------       --------
6% convertible subordinated
  debentures                                                --            376
Deferred compensation                                      944            987
Income taxes payable                                       117            154
Other long-term liabilities                                900            918
Minority interest                                           75            308
                                                      --------       --------
        Total long-term liabilities                      2,036          2,743
                                                      --------       --------
        Total liabilities                               44,975         44,966
                                                      --------       --------
Stockholders' deficit:
  Preferred stock, no par value;
    authorized 1,000,000 shares,
    none issued                                             --             --
  Common stock, par value $.01;
    authorized 20,000,000 shares,
    issued 9,928,130 shares at
    September 30, 2001 and 9,817,165
    shares at December 31, 2000                             99             98
  Additional paid-in capital                            76,053         75,980
  Accumulated other comprehensive loss:
    Foreign currency translation
      adjustment                                        (4,000)        (3,797)
  Accumulated deficit                                  (88,777)       (81,135)
                                                      --------       --------
                                                       (16,625)        (8,854)
  Treasury stock, at cost                               (1,938)        (1,938)
                                                      --------       --------
        Total stockholders' deficit                    (18,563)       (10,792)
                                                      --------       --------
        Total liabilities and
          stockholders' deficit                       $ 26,412       $ 34,174
                                                      ========       ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                        2001           2000
                                                    -------------  -------------

Sales                                                 $ 21,996       $ 40,951
Cost of sales                                           16,154         28,813
                                                      --------       --------
  Gross profit                                           5,842         12,138
                                                      --------       --------
Selling, general and administrative
  expenses                                               7,452         10,277
Research and development expenses                        3,545          4,530
                                                      --------       --------
      Total expenses                                    10,997         14,807
                                                      --------       --------

  Operating loss                                        (5,155)        (2,669)

Interest expense                                        (3,459)        (3,087)
Interest income                                             29             88
Gain on sale of assets                                     684             --
Other income (expense)                                      62           (163)
                                                      --------       --------
  Loss before income taxes and
    minority interest                                   (7,839)        (5,831)

Income tax expense                                         (28)           (94)
Minority interest                                          225            188
                                                      --------       --------

Net loss                                              $ (7,642)      $ (5,737)
                                                      ========       ========
Other comprehensive loss, net of tax:

  Foreign currency translation
    adjustments                                           (203)          (249)
                                                      --------       --------

Comprehensive loss                                    $ (7,845)      $ (5,986)
                                                      ========       ========

Per share data:

Basic per share amounts:

      Net loss per share of common stock              $  (0.78)      $  (0.59)
                                                      ========       ========

  Weighted average shares outstanding                    9,854          9,747
                                                      ========       ========
Diluted per share amounts:

  Net loss per share of common stock                  $  (0.78)      $  (0.59)
                                                      ========       ========

  Weighted average shares outstanding                    9,854          9,747
                                                      ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                         Three Months Ended
                                                    September 30,  September 30,
                                                        2001           2000
                                                    -------------  -------------

Sales                                                 $  6,039       $ 11,195
Cost of sales                                            4,536          8,343
                                                      --------       --------
  Gross profit                                           1,503          2,852
                                                      --------       --------
Selling, general and administrative
  expenses                                               2,090          3,279
Research and development expenses                          924          1,463
                                                      --------       --------
      Total expenses                                     3,014          4,742
                                                      --------       --------

  Operating loss                                        (1,511)        (1,890)

Interest expense                                        (1,164)        (1,122)
Interest income                                              4             32
Gain on sale of assets                                     684             --
Other income (expense)                                      19           (175)
                                                      --------       --------

  Loss before income taxes and
    minority interest                                   (1,968)        (3,155)

Income tax expense                                         (11)           (33)
Minority interest                                           81             32
                                                      --------       --------

Net loss                                              $ (1,898)      $ (3,156)
                                                      ========       ========

Other comprehensive loss, net of tax:

  Foreign currency translation
    adjustments                                           (183)          (151)
                                                      --------       --------

Comprehensive loss                                    $ (2,081)      $ (3,307)
                                                      ========       ========

Per share data:

Basic per share amounts:

      Net loss per share of common
        stock                                         $  (0.19)      $  (0.32)
                                                      ========       ========

  Weighted average shares
    outstanding                                          9,925          9,796
                                                      ========       ========

Diluted per share amounts:

      Net loss per share of common stock              $  (0.19)      $  (0.32)
                                                      ========       ========

  Weighted average shares outstanding                    9,925          9,796
                                                      ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                          Nine Months Ended
                                                    September 30,  September 30,
                                                    -------------  -------------
                                                        2001           2000

Cash flows from operating activities:

  Net loss                                            $(7,642)       $(5,737)

  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
      Non-cash financing expenses                          --             --
      Gain on sale of assets                             (684)            --
      Depreciation and amortization                     1,507          1,156
      Amortization of debt discounts                        5             42
      Minority interest                                  (225)          (188)
    Changes in assets and liabilities:
      Accounts receivable                               1,516          2,629
      Inventories                                       1,243            827
      Prepaid expenses                                    184           (587)
      Other assets                                        444            371
      Accounts payable, accrued
        expenses and other liabilities                   (573)        (2,118)
                                                      -------        -------
          Net cash used in operating
            activities                                 (4,225)        (3,605)
                                                      -------        -------

    Cash flows from investing activities:
      Proceeds from the sale of assets                  1,850             --
      Capital expenditures                               (178)        (1,091)
      Proceeds from exercised options
        and warrants                                       36            158
                                                      -------        -------
          Net cash used in investing
            activities                                  1,708           (933)
                                                      -------        -------

    Cash flows from financing activities:
      Proceeds from senior debt                         1,594          5,010
      Repayments of senior debt                          (874)        (1,382)
      Proceeds from subordinated notes                     --             80
      Proceeds (repayments) of
        short term loans                                   88            (42)
                                                      -------        -------
          Net cash provided by
            financing activities                          808          3,666
                                                      -------        -------

    Effect of exchange rates on cash                     (215)          (210)
                                                      -------        -------

    Decrease in cash and cash equivalents              (1,924)        (1,082)

    Cash and equivalents - beginning
      of the year                                       2,366          3,245
                                                      -------        -------

    Cash and equivalents - end of
      the period                                      $   442        $ 2,163
                                                      =======        =======

    Supplemental cash flow disclosures:
      Cash paid for interest expense                  $   916        $ 3,096
                                                      =======        =======

      Cash paid for income taxes                      $   103        $   147
                                                      =======        =======

     See accompanying notes to unaudited consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's annual report on Form 10-K for the year ended December 31, 2000. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2000 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. Results for the first nine months of 2001 are not necessarily indicative of results for the year.

Note 2: Sale of Property

      During August 2001, the Company sold its Glen Cove, New York facility for $1,850,000 and recognized a gain on the sale of $684,000, net of expenses of $180,000. Of the net proceeds of $1,670,000, $474,000 was used to reduce outstanding principal and $350,000 to reduce outstanding interest obligations to the Company's senior lender. The Company retained the remaining proceeds of $846,000 for working capital purposes.

Note 3: Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market. The composition of inventories at the end of the respective periods is as follows:

                                           September 30, 2001  December 31, 2000
                                           ------------------  -----------------
                                                      (in thousands)

             Parts and components                $3,350             $4,973
             Work-in-process                        854                543
             Finished goods                       1,703              1,634
                                                 ------             ------
                                                 $5,907             $7,150
                                                 ======             ======

Note 4: Senior Debt

      On September 30, 2001, the Company's debt to its senior lender was $21,467,000. During the nine and three months ended September 30, 2001, the Company repaid principal of $874,000 and $474,000 respectively. The Company borrowed $1,594,000 and $770,000 during the nine and three-month periods ended September 30, 2001, respectively. The agreement with the senior lender expires on December 5, 2001 at which time the remaining balance becomes due.
Accordingly, the senior debt has been classified as a current liability at September 30, 2001.

      The Company's borrowings exceed the maximum borrowings under the borrowing base formula. The senior lender has agreed to allow the Company to defer the repayment of borrowings in excess of the maximum under the formula, defer all monthly facility fees and all principal payments to the earlier of the termination of the agreement on December 5, 2001 or the sale of one or more of the divisions or assets of the Company. The agreement also precludes the Company from making any payments on indebtedness to any subordinated creditors, although it permits payment of accounts payable in the ordinary course of business.

      In April 2001, the Company and its senior lender agreed to add all current and future interest due, which will be computed at 14%, to the principal balance through the loan expiration date. As consideration, the Company agreed to reduce the exercise price of the outstanding warrants to purchase approximately 570,000 shares of common stock held by its senior lender to $0.25 per share. The value of the reduction in exercise price was $39,000, which was recorded as interest expense and additional paid in capital.

      Financial debt covenants include an interest coverage ratio measured quarterly, limitations on the incurrence of indebtedness, limitations on capital expenditures, and prohibitions on declarations of any cash or stock dividends or the repurchase of the Company's stock. As of September 30, 2001, the Company was not in compliance with the interest coverage covenant. The Company has obtained from the senior lender a waiver of non-compliance with the interest coverage ratio and the over advance under the line through the loan expiration date. The senior lender has prohibited the Company from making payments to the holders of subordinated debt as long as the indebtedness to the senior lender is outstanding.

Note 5: Subordinated Notes

      As of September 30, 2001, the Company has outstanding $6,144,000 of subordinated notes, of which $900,000 became due on January 2, 2001 and $5,244,000 became due on July 2, 2001. Pursuant to the Company's agreement with its senior lender, the Company is prohibited from paying principal and interest on the subordinated notes. See Note 4. The Company is engaged in negotiations with respect to an extension of its obligations on the subordinated notes, but it cannot give assurance that it will be successful in entering into such an agreement. In July 2001, the holder of a subordinated note in the principal amount of $500,000 commenced an action against the Company on its note.

Note 6: Segment Data

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

                                                       Nine Months Ended                             Three Months Ended
                                            September 30, 2001     September 30, 2000     September 30, 2001     September 30, 2000
                                            ------------------     ------------------     ------------------     ------------------
Revenue:
  Line                                         $ 10,501,000           $ 14,801,000           $  3,184,000           $  4,289,000
  OSS                                             7,110,000             19,977,000              1,632,000              4,672,000
  Signal                                          3,914,000              5,668,000              1,086,000              2,080,000
                                               ------------           ------------           ------------           ------------
                                               $ 21,525,000           $ 40,446,000           $  5,902,000           $ 11,041,000
                                               ============           ============           ============           ============

Segment profit (loss):
  Line                                         $  1,079,000           $  2,382,000           $    326,000           $    477,000
  OSS                                            (3,876,000)            (2,697,000)            (1,192,000)            (1,970,000)
  Signal                                            643,000              1,146,000                224,000                504,000
                                               ------------           ------------           ------------           ------------
                                               $ (2,154,000)          $    831,000           $   (642,000)          $   (989,000)
                                               ============           ============           ============           ============

The following table reconciles segment totals to consolidated totals:

                                                       Nine Months Ended                             Three Months Ended
                                            September 30, 2001     September 30, 2000     September 30, 2001     September 30, 2000
                                            ------------------     ------------------     ------------------     ------------------
Revenue:
  Total revenue for
  reportable segments                          $ 21,525,000           $ 40,446,000           $  5,902,000           $ 11,041,000
  Other revenue                                     471,000                505,000                137,000                154,000
                                               ------------           ------------           ------------           ------------
  Consolidated total
  revenue                                      $ 21,996,000           $ 40,951,000           $  6,039,000           $ 11,195,000
                                               ============           ============           ============           ============

Operating loss:
  Total segment profit
  (loss) for reportable
  segments                                     $ (2,154,000)          $    831,000           $   (642,000)          $   (989,000)
  Corporate and
  unallocated                                    (3,001,000)            (3,500,000)              (869,000)              (901,000)
                                               ------------           ------------           ------------           ------------
  Consolidated total
  operating loss                               $ (5,155,000)          $ (2,669,000)          $ (1,511,000)          $ (1,890,000)
                                               ============           ============           ============           ============

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

      The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $9,761,000. Amortization expense during the nine-month period ended September 30, 2001 was $596,000. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                         Nine Months Ended    Three Months Ended
                                         -----------------    ------------------
                                           September 30,         September 30,
                                         -----------------    ------------------
                                          2001       2000       2001       2000
                                         ------     ------     ------     ------
Sales                                     100%       100%       100%       100%
Cost of sales                              73%        70%        75%        75%
Gross profit                               27%        30%        25%        25%
Selling, general and
  administrative expenses                  34%        25%        35%        29%
Research and development
  expenses                                 16%        11%        15%        13%
  Operating loss                          (23%)       (6%)      (25%)      (17%)
Interest expense - net                    (16%)       (7%)      (19%)      (10%)
Gain on sale of assets                      3%         0%        12%         0%
Other income                                0%        (1%)        0%        (1%)
Minority interest                           1%         0%         1%         0%
Income taxes                                0%         0%         0%         0%
Net loss                                  (35%)      (14%)      (31%)      (28%)

      The Company's sales by product line for the periods ended September 30, 2001 and 2000 are as follows:

                                                      Nine Months Ended
                                                      -----------------
                                                        September 30,
                                                        -------------
                                                 2001                 2000
                                                 ----                 ----
                                                  (Dollars in thousands)

Line connection/protection
  equipment ("Line")                       $10,501    48%        $14,801     36%
Operations Support
  Systems ("OSS")                            7,110    32%         19,977     49%
Signal Processing ("Signal")                 3,914    18%          5,668     14%
Other                                          471     2%            505      1%
                                           -------------         --------------
                                           $21,996   100%        $40,951    100%
                                           =============         ==============

                                                     Three Months Ended
                                                     ------------------
                                                        September 30,
                                                        -------------
                                                 2001                 2000
                                                 ----                 ----
                                                  (Dollars in thousands)

Line                                       $ 3,184    53%        $ 4,289     38%
OSS                                          1,632    27%          4,672     42%
Signal                                       1,086    18%          2,080     19%
Other                                          137     2%            154      1%
                                           -------------         --------------
                                           $ 6,039   100%        $11,195    100%
                                           =============         ==============

Results of Operations

      The Company's sales for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 decreased $18,955,000 (46%) from $40,951,000 in 2000 to $21,996,000 in 2001. Sales for the quarter ended
September 30, 2001 of $6,039,000 represented a decrease of $5,156,000 (46%) from sales of $11,195,000 for the quarter ended September 30, 2000. The decreased sales for the three and nine months were due to lower sales from all divisions.

      The line sales for the nine months ended September 30, 2001 compared to September 30, 2000 decreased from $14,801,000 to $10,501,000 or $4,300,000
(29%). Line sales for the third quarter decreased by $1,105,000 (26%) from $4,289,000 in 2000 to $3,184,000 in 2001. The decrease in sales for the nine-month period is primarily attributable to reduced sales in Mexico and the United Kingdom. The decrease for the three months ended September 30, 2001 reflects reduced sales primarily to customers in the United Kingdom. Both the nine and three month results were adversely affected by the general slowdown in the telecommunications industry.

      OSS sales for the nine months ended September 30, 2001 were $7,110,000 compared to the nine months ended September 30, 2000 of $19,977,000, a decrease of $12,867,000 (64%). Sales for the three months ended September 30, 2001 were $1,632,000 compared to sales for the three months ended September 30, 2000 of $4,672,000, a decrease of $3,040,000 (65%). The decrease in sales during the nine and three months ended September 30, 2001 was negatively impacted by reduced opportunities in Europe and by delays we encountered in obtaining software from a vendor necessary to complete certain contracts.

      Signal sales for the nine months ended September 30, 2001 were $3,914,000 compared to the nine months ended September 30, 2000 of $5,668,000, a decrease of $1,754,000 (31%). Signal processing sales for the three months ended September 30, 2001 were $1,086,000, compared to the three months ended September 30, 2000 of $2,080,000, a decrease of $994,000 (48%). The decrease in sales for the nine and three-month periods primarily reflects delays in the receipt of certain anticipated contracts and a general slowdown in the order rate from customers.

      Gross margin for the nine months ended September 30, 2001 was 27% compared to 30% for the nine months ended September 30, 2000. This decline in gross margin is attributable to the decreased level of sales. Due to the low level of sales, the Company was unable to absorb certain fixed expenses associated with the OSS contracts primarily in the first quarter of 2001. Gross margin for the quarter ended September 30, 2001 was 25% compared to 25% for the quarter ended September 30, 2000.

      Selling, general and administrative expenses decreased by $2,825,000 (27%) from $10,277,000 to $7,452,000 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Selling, general and administrative expenses decreased by $1,189,000 (36%) from $3,279,000 in the quarter ended September 30, 2000 to $2,090,000 in the comparable quarter of 2001. The decrease from 2000 to 2001 for the nine and three months primarily reflects reduced professional legal expenses and decreased expenses reflecting the Company's reorganization of its sales and marketing efforts of its OSS division.

      Research and development expenses decreased by $985,000 (22%) for the nine months ended September 30, 2001 and by $539,000 (37%) for the three months ended September 30, 2001 from the comparable periods in 2000, respectively. This decrease in research and development expenses for both the nine and three months resulted from the Company's efforts to reduce its expenses, primarily related to the OSS business.

      As a result of the above, the Company had an operating loss of $5,155,000 for the nine months ended September 30, 2001 compared to an operating loss of $2,669,000 in the comparable period of 2000. The Company had an operating loss of $1,511,000 for the quarter ended September 30, 2001 as compared to an operating loss of $1,890,000 for the quarter ended September 30, 2000.

      Interest expense for the nine months ended September 30, 2001 compared to September 30, 2000 increased by $372,000 (12%) from $3,087,000 in 2000 to
$3,459,000 in 2001. Interest expense for the three-month period ending September 30, 2001 compared to the same three months of 2000, increased by $42,000 (4%) from $1,122,000 in 2000 to $1,164,000 in 2001. This change is attributable primarily to increased levels of borrowing, including capitalized interest expense, from and increased interest rate payable to the Company's senior lender.

      As the result of the foregoing, the Company incurred a net loss of $7,642,000, $0.78 per share (basic and diluted) for the nine months ended September 30, 2001, compared with a net loss of $5,737,000, $0.59 per share (basic and diluted), for the nine months ended September 30, 2000. The net loss for the three months ended September 30, 2001 was $1,898,000, $0.19 per share (basic and diluted), compared with a net loss for the three months ended September 30, 2000 of $3,156,000, $0.32 per share (basic and diluted).

Liquidity and Capital Resources

      At September 30, 2001 the Company had cash and cash equivalents of $442,000 compared with $2,366,000 at December 31, 2000. The Company had a working capital deficit at September 30, 2001 of $29,735,000, compared to a working capital deficit of $24,152,000 at December 31, 2000. The working capital deficiency reflects the current liabilities to the senior and subordinated lenders together with the effect of the reduced level of business, which resulted in reduced receivables and increased accrued liabilities. During the nine months ended September 30, 2001, the Company used $4,225,000 in operations.

      As of September 30, 2001, the Company had senior debt of $21,467,000 outstanding, all of which is shown as a current liability. The current agreement with the senior lender expires on December 5, 2001. The Company's borrowings exceed the maximum borrowings under the borrowing base formula. The senior lender has agreed to allow the Company to defer the repayment of borrowings in excess of the maximum under the formula, defer all monthly facility fees and all principal payments to the earlier of the termination of the agreement on December 5, 2001 or the sale of one or more of the divisions or assets of the Company. The senior lender prohibited us from making any payments on indebtedness to any subordinated creditors, although it has consented to the payment of accounts payable in the ordinary course of business. In April 2001, the Company and its senior lender agreed to add all current and future interest due, which will be computed at 14%, to the principal balance through the loan expiration date. In addition, we were not in compliance with the interest coverage covenant and borrowing base coverage under the agreement and obtained a waiver from our senior lender through the loan expiration date.

      As of September 30, 2001, we had outstanding $6,144,000 of subordinated notes, of which $900,000 became due on January 2, 2001 and the balance of $5,244,000 became due on July 2, 2001. We did not have the resources to pay, and we did not pay, either the principal or interest on the subordinated notes and are restricted by our senior lender from making such payments. We have been engaged in negotiations with the holders of a majority of the outstanding subordinated notes or their representatives with respect to an extension of the maturity date of the notes. The previously announced agreement in principal has not resulted in an agreement and the Company cannot give any assurance that it will be able to negotiate such an extension. The holder of a subordinated note in the principal amount of $500,000 has commenced an action seeking payment of the principal and interest on his note, as described below.

      Our cash availability during 2001 and thereafter may be affected by a number of factors. At September 30, 2001, we had no cash available under our credit facility and we had borrowed more than the amount available to us under our borrowing base. To the extent that credit is not available, we may have difficulty performing our obligations under our contracts, which could result in the cancellation of contracts, the loss of future business or the ability to satisfy other vendor obligations. In addition, $21,467,000 of senior debt becomes due on December 5, 2001 and $7,278,000 of subordinated debt and interest became due in July 2001. We are continuing to negotiate with our senior lender with respect to an extension beyond the December 5, 2001 maturity of our current facility and with the holders of the subordinated notes with respect to an extension of the maturity of those notes. We do not presently have the ability to pay these debts and, if we cannot finalize a definitive agreement with the holders of the subordinated debt, obtain either an extension on the maturity of our senior debt or an alternative financing source or raise funds from the sale of one of our divisions, we may be unable to meet these financial obligations.

      We are addressing our need for liquidity by seeking to extend our agreement with our senior lender, to negotiate an agreement with the holders of the subordinated debt, and sell one or more of our divisions. Although we are engaged in negotiations with respect to a sale of one or more of our divisions, we cannot assure you that we will be successful in these efforts. In the event of a sale, we do not believe that the net sales proceeds will provide us with sufficient funds to enable us to pay all of our senior and subordinated debt. In that event we will seek to obtain an agreement with our senior and subordinated lenders to accept equity for the amount due them which is in excess of the net sales proceeds. The issuance of such equity would result in substantial dilution to our present stockholders. Our failure to obtain such an agreement with our lenders would have a very material adverse effect upon our ability to continue our operations.

      Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, we believe that our losses and our financial position may have an adverse effect upon our ability to develop new business as competitors and potential customers question our ability to continue in business. We have been informally advised by one of our largest customers that, because of our financial position, it will not place orders with us for OSS products until we can demonstrate that we are financially viable. However, this customer continues to place orders for OSS maintenance and modest orders for line test products. The loss of this customer would have a material adverse effect upon our operations.

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

PART II- OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

      The Company has failed to pay the principal and interest of $7,278,000 as of September 30, 2001 on its subordinated notes. Notes in the principal amount of $900,000 were due on January 2, 2001, and the remaining notes, in the principal amount of $5,244,000, were due on July 2, 2001. The subordinated notes are subordinated to payment of the Company's obligations to its senior lender, which has prohibited the Company from paying the subordinated notes. See Notes 4 and 5 of Notes to Consolidated Financial Statements in this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PORTA SYSTEMS CORP.

      Dated November 8, 2001       By /s/ William V. Carney
                                      --------------------------
                                      William V. Carney
                                      Chairman of the Board

      Dated November 8, 2001       By /s/ Edward B. Kornfeld
                                      --------------------------
                                      Edward B. Kornfeld
                                      Vice President and Chief Financial Officer