Form 10-K
period 2001-12-31
PORTA SYSTEMS CORP
filed 2002-04-15
CIK 79564

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2001
                                             -----------------

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [X]

      State aggregate market value of the voting stock held by non-affiliates of the registrant: $997,696 as of March 31, 2002.

      Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 9,976,964 shares of Common Stock, par value $.01 per share, as of March 31, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

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

      Computer-based operation support systems. Our operations support systems, which we call our OSS systems, focus on the access loop and are components of telephone companies' service assurance and service delivery initiatives. The systems primarily focus on trouble management, line testing, network provisioning, inventory and assignment, and automatic activation, and most currently single ended line qualification for the delivery of xDSL high bandwidth services. We market these systems principally to foreign telephone operating companies in established and developing countries primarily in Asia, South and Central America and Europe.

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

      Porta Systems Corp. is a Delaware corporation incorporated in 1972 as the successor to a New York corporation incorporated in 1969. Our principal offices are located at 575 Underhill Boulevard, Syosset, New York 11791; telephone number, 516-364-9300. References to Porta and to "we," "us", "our," and words of like import refer to Porta Systems Corp. and its subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

      Statements in this Form 10-K annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in this Form 10-K annual report, including the risks described under "Risk Factors" and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, factors which affect the telecommunications industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.


                                    1 of 31

Risk Factors

      We are incurring losses from our operations, and our losses are continuing. We incurred a net loss of $14,774,000, or $1.50 per share (basic and diluted), on sales of $28,062,000 for 2001, following a loss of $10,176,000, or $1.04 per share (basic and diluted) for 2000, our losses are continuing and we expect that our losses will continue unless we are able both to significantly increase our revenue and reduce our expenses. We cannot give assurance that we will be able to operate profitably in the future, and if we are unable to operate profitably, we may be unable to continue in business.

      Because of our decreasing revenues together with problems facing both the telecommunications industry and the economy, we may not be able to continue in business. As a result of the deterioration of our operating revenue resulting from both market conditions and our financial condition, we are evaluating various options, including the sale of one or more of our divisions as well as a reorganization under the Bankruptcy Code.

      Our independent auditors have included an explanatory paragraph relating to our ability to continue as a going concern in their report on our financial statements. Because of our substantial losses in 2001, 2000 and 1999, our stockholders' deficit of $ 25,849,000 at December 31, 2001, and our working capital deficit of $31,236,000 as of December 31, 2001 our auditors included in their report an explanatory paragraph about our ability to continue as a going concern.

      We require substantial financing to meet our working capital requirements and our principal lender is providing us with financing at its discretion. We had a working capital deficit at December 31, 2001 of $31,236,000. As of December 31, 2001, our current liabilities include $22,095,000 due to our senior lender, all of which is due and payable on December 31, 2002, at which time our agreement with the senior lender will terminate. In addition, subordinated notes in the principal amount of $6,144,000 plus accrued interest were outstanding as of December 31, 2001. These subordinated notes became due on July 3, 2001. Subsequent to December 31, 2001, the trustee of our subordinated debentures in the principal amount of $500,000, which will mature on July 1, 2002, served us with a notice of default for failure to pay interest. Our senior lender has prohibited us from making any payments on any of the subordinated debt. At December 31, 2001, we did not have sufficient resources to pay the senior lender when our obligations to the senior lender mature on December 31, 2002, or the subordinated notes, and we do not expect to generate the necessary cash from our operations to enable us to make those payments. Since December 31, 2001, our senior lender has agreed to advance us up to $1,500,000; however, such advances are at the discretion of the senior lender and are dependent on, among other things, the perception of the senior lender that we are either stemming our losses or effecting a sale of one or more of our divisions. Furthermore, if the Company sells a division, the agreement with the Company's senior lender requires it to pay the net proceeds to the senior lender. As a result of this provision and the Company's obligations to the holders of subordinated debt, unless the lenders consent to the Company retaining a portion of the net proceeds from any sale for its operations, the Company will not receive any significant amount, and may not receive any of the net proceeds from any such sale for working capital. If the senior lender ceases funding our operations, unless we have obtained alternative financing, we will be unable to continue in business. Furthermore, unless we obtain funding from another source, including the sale of one of more of our divisions, we will not be able to pay our senior lender on December 31, 2002, and we may not be able to continue in business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      Because of our failure to pay our subordinated debt, the holders of the subordinated debt may seek to obtain and enforce judgments against us, which could cause a default under our agreement with our senior lender. One holder of subordinated notes has already commenced an action against us seeking payment of his note, and, because of our failure to pay the notes when due, other holders may bring similar actions. If such holders prevail in such actions and seek to enforce a judgment against us, we may be in default under our agreement with our senior lender, and we may seek, or our senior lender may seek or require us to seek, protection under the Bankruptcy Code.


                                    2 of 31

      Because of our financial condition, we have not been able to pay our creditors on a timely basis, and some of our creditors have obtained judgments against us. As a result of our continuing financial difficulties, a number of creditors have engaged attorneys or collection agencies or commenced legal actions against us, and some of them have obtained judgments against us, including a former landlord which has obtained a $400,000 judgment against us. The creditors include five former senior executives who have deferred compensation agreements with us. The total payments due under these agreements are approximately $1.9 million, of which $46,000 was due at December 31, 2001 and an additional $100,000 has become due in 2002. Other claimants who have already either commenced litigation or otherwise sought collection are due approximately $600,000. If we are unable to reach a settlement with these creditors and others who have not yet brought claims, and these claimants obtain judgments against us or seek to enforce a judgment against us, it may be necessary for us, or our senior lender may require us, to seek protection under the Bankruptcy Code.

      Our largest customer has ceased placing orders for OSS products with us and has significantly decreased orders for our copper connection/protection products, which are having a material adverse effect upon our business. Our largest customers are British Telecommunications and Fujitsu Telecommunications LTD, which purchases telecommunications equipment from us for sale to British Telecommunications. Sales to British Telecommunications declined significantly during the past year. British Telecommunications has informally advised us that it will not place orders with us for OSS products until we can demonstrate that we are financially viable. The decline in sales of connection/protection products for British Telecommunications reflects both our financial condition and industry conditions generally. We have not been able to replace the sales made to British Telecommunications and we cannot not give any assurance that we will be able to. The reluctance of British Telecommunications to place orders for OSS products may affect the willingness of other telecommunications companies to order new OSS products from us. The reduced level of our sales resulting from the decline in sales to British Telecommunications is continuing to impair our business, and, if we are not able to replace these sales, or generate new business from British Telecommunications or Fujitsu, we may not be able to continue in business.

      Since we sell to telecommunications companies, our sales are affected by economic and other factors that affect that industry, both domestically and internationally. During the past two years, the telecommunications industry has been affected by an international slowdown, and many, if not most, telecommunications companies have scaled back plans for expansion, which has resulted in a significant drop in the requirements for products including products such as our OSS products and our connection/protection products. We cannot assure you that there will be any positive change in the purchasing patterns of telecommunications companies or that we will benefit from any positive change which may occur.

      Because of our financial condition, we may not be able to perform on our contracts which may subject us to loss of business and penalties. We are having and we may continue to have difficulty performing our obligations under our contracts, which could result in the cancellation of contracts, the loss of future business and penalties for non-performance.


                                    3 of 31

      We are heavily dependent on foreign sales. Approximately 54% of our sales in 2001, 66% of our sales in 2000 and 62% of our sales for 1999, were made to foreign telephone operating companies. In selling to customers in foreign countries, we are exposed to inherent risks not normally present in the case of our sales to United States customers, including extended delays in both completing the installation and receiving the final payment from our customers for our Operational Support Systems contracts, and as well as further risks relating to political and economic changes. Furthermore, our financial condition has impaired our ability to generate new business in the international market as potential customers express concern about our ability to perform.

      We have granted to British Telecommunications rights to our technology. Under our agreement with British Telecommunications, we gave British Telecommunications the right to use our connection/protection technology or have products using our technology manufactured for it by others. As a result, British Telecommunication may have the right to use our technology and purchase products based on our technology from others, which has resulted and may continue to result in a significant decline in our sales to British Telecommunications.

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

      Because of our small size and our financial problems, we may have difficulty competing for business. We compete directly with a number of large and small telephone equipment manufacturers in the United States, with Lucent Technologies, Inc. continuing to be our principal United States competitor. Our competitors are using our financial difficulties in successfully competing against us. We anticipate that our loss for 2001, our working capital deficiency and the scheduled expiration of our financing agreement may continue to place us in a competitive disadvantage, particularly in seeking Operations Support Systems contracts, where we frequently deal with national telecommunications companies.

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

      We require access to current technological developments. We rely primarily on the performance and design characteristics of our products and we try to offer our products at prices and with warranties that will make our products competitive. Our business could be adversely affected if we cannot obtain licenses for such updated technology or self develop state-of-the-art technology. Because of our financial problems, we are not able to devote any significant effort to research and development, which could increase our difficulties in making sales of our products.

      We rely on certain key employees. We may be dependent upon the continued employment of certain key employees, including our senior executive officers. Our failure to retain such employees may have a material adverse effect upon our business. Because of our financial problems we have experienced key personnel losses.


                                    4 of 31

To the extent that these losses continue or are accelerated, we may be unable to provide our customers with necessary service, which could result in the failure to generate new business.

We do not meet the continued listing standards of the American Stock Exchange, and we may be delisted from that exchange. If we are delisted from the American Stock Exchange, our stock will be traded on the OTC Bulletin Board and will be subject to the Securities and Exchange Commission's penny stock rules, which impose additional sales practice requirements on broker-dealers which sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock they may own.

      We do not pay dividends on common stock.

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


                                    5 of 31

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


                                    6 of 31

      The table below shows, for the last three fiscal years, the contribution made to our sales by each of its major categories of the telecommunications industry:

                            Sales by Product Category
                            Years Ended December 31,

                      2001                2000                 1999
                      ----                ----                 ----
                                 (Dollars in thousands)

OSS Systems         $ 8,874        32%   $22,296        44%   $14,254        37%

Line Connecting
/Protecting
Equipment            12,756        46%    20,546        40%    18,189        47%

Signal Processing     5,737        20%     7,644        15%     6,328        16%

Other                   695         2%       654         1%       165         0%
                    -------   -------    -------   -------    -------   -------

Total               $28,062       100%   $51,140       100%   $38,936       100%
                    =======   =======    =======   =======    =======   =======

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

      During 2001, approximately 32% of our sales consisted of OSS products and services.

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


                                    7 of 31

      The increased sensitivity of the newer digital switches to small amounts of voltage requires the telephone company which is upgrading its systems to digital switching systems to also upgrade its central office connection/protection systems in order to meet these more stringent protection requirements. We supply central office connection/protection systems to meet these needs.

      During 2001, approximately 46% of our sales were made to customers in this category.

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

      During 2001, signal processing equipment accounted for approximately 20% of our sales.

Marketing and Sales

      We operate through three business units, which are organized by product line, and with each having responsibility for the sales and marketing of its products.

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

      We had a non-exclusive supply agreement with British Telecommunications covering our connecting/protecting products. This agreement, which did not provide for any purchase commitments by British Telecommunications, expired on August 31, 2001. British Telecommunications purchased line connecting/protecting products amounting to $3,339,000 (12% of sales) in 2001, $4,261,000 (8% of sales) in 2000, and $6,566,000 (17% of sales) in 1999. During these years, we also sold our products to unaffiliated suppliers for resale to British Telecommunications. We have a cross-licensing agreement with British Telecommunications which, in effect, enables British Telecommunications to use certain of our proprietary information to modify or enhance products provided to British Telecommunications and permits British Telecommunications to manufacture or engage others to manufacture those products. Although we have been negotiating with British Telecommunications with respect to a new non-exclusive supply agreement and British Telecommunications has made modest purchases of copper connection/protection products from us, as of the date of this report we have not reached an agreement with British Telecommunications, and we may not be able to enter into such an agreement. If we do not sell products to British Telecommunications, whether pursuant to a supply agreement or otherwise, our business could be impaired.


                                    8 of 31

      Our OSS systems historically have been sold to foreign telephone operating companies which are government controlled. Recently, we entered into sales, marketing and management co-operative agreements and strategic alliances with various companies.

      During 2000, we entered into a multi-year sales, marketing, and management co-operative agreement with Fujitsu Telecommunications to market Internet infrastructure products. Under the agreement, Fujitsu will sell and market Porta's advanced Internet infrastructure technologies, including ADSL Single Ended Line Qualification System for broadband services and the sixth generation Sherlock remote test unit to telecom service operators in the United Kingdom, principally British Telecommunications, and certain other European countries. During 2001 and 2000, we had sales pursuant to this agreement of $3,200,000 (11% of sales) and $12,051,000 (24% of sales), respectively.

      Our signal processing products are sold primarily to US military and aerospace prime contractors, and domestic original equipment manufacturers and end users.

      The following table sets forth for the last three fiscal years our sales to customers by geographic region:

                   Sales to Customers By Geographic Region (1)

                             Year Ended December 31,

                      2001                 2000                1999
                      ----                 ----                ----
                                  (Dollars in thousands)

North America       $13,356        48%   $22,795        45%   $14,664        38%

United Kingdom        8,060        29%    20,244        40%    15,673        40%

Asia/Pacific          4,552        16%     5,429        10%     4,159        11%

Other Europe          1,761         6%     2,482         5%     3,130         8%

Latin America           288         1%       146         0%     1,257         3%

Other                    45         0%        44         0%        53         0%
                    -------   -------    -------   -------    -------   -------

Total Sales         $28,062       100%   $51,140       100%   $38,936       100%
                    =======   =======    =======   =======    =======   =======


(1) For information regarding the amount of sales, operating profit or loss and identifiable assets attributable to each of our divisions and geographic areas, see Note 23 of Notes to the Consolidated Financial Statements.

      In selling to customers in foreign countries, we face inherent risks not normally present in the case of sales to United States customers, including increased difficulty in identifying and designing systems compatible with purchasers' operational requirements; extended delays under OSS systems contracts in the completion of testing and purchaser acceptance phases and difficulty in our receipt of final payments and political and economic change. In addition, to the extent that we establish facilities in foreign countries or to the extent that payment is denominated in the local currency, we face risks associated with currency devaluation, inability to convert local currency into dollars, as well as local tax regulations and political instability.


                                    9 of 31

Manufacturing

      Our computer-based testing products include proprietary testing circuitry and computer programs, which provide platform-independent solutions based on UNIX or UNIX compatible operating systems. The testing products also incorporate disk data storage, teleprinters, file servers and personal computers purchased by us. These products are installed and tested by us at our customers' premises.

      At present, our manufacturing operations are conducted at facilities located in Syosset, New York and Matamoros, Mexico. From time to time we also use subcontractors to augment various aspects of our production activities and periodically explore the feasibility of conducting operations at lower cost manufacturing facilities located abroad. In selling to foreign telephone companies, we may be required to provide local manufacturing facilities and, in conjunction with these facilities, we may grant the facility a license to our proprietary technology.

Source and Availability of Components

      We generally purchase the standard components used in the manufacture of our products from a number of suppliers. We attempt to assure ourselves that the components are available from more than one source. We purchase all of our MKIII test units from two suppliers. We purchase the majority of our workstations and servers used in its OSS systems from Compaq Computer Corporation. However, we could use other computer equipment in our systems if we were unable to purchase Compaq products. Other components, such as personal computers and line printers used in connecting with our electronic products, are readily available from a number of sources.

Significant Customers

      During 2001, our five largest customers accounted for sales of $13,444,000, or approximately 48% of sales, and, during 2000, our five largest customers accounted for sales of $28,323,000, or approximately 55% of sales. Our largest customer in 2001 with sales of $3,485,000, or approximately 12% of sales was Philippine Long Distance Telephone. Our largest customer in 2000 with sales of $12,051,000, or approximately 24% of sales was Fujitsu Telecommunications. Our sales to Fujitsu Telecommunications were $3,200,000, or approximately 11% of sales in 2001. A significant amount of sales of our products for use by British Telecommunications were sold to Fujitsu Telecommunications, as purchasing agent for British Telecommunications. As a result, most of the sales to Fujitsu Telecommunications were for use by British Telecommunications. Direct sales to British Telecommunications were $3,339,000, or 12% of sales, for 2001 and $5,098,000, or 10% of sales, for 2000. Any significant interruption or decline in sales to Fujitsu Telecommunications or British Telecommunications may have a materially adverse effect upon our operations. During 2000, sales to a Mexican telephone company were $5,507,000, or approximately 11% of sales. No other customers account for 10% or more of our sales for either year.

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

Backlog

      At December 31, 2001, our backlog was approximately $6,100,000 compared with approximately $10,000,000 at December 31, 2000. Of the December 31, 2001 backlog, approximately $5,000,000 represented orders from foreign telephone operating companies. We expect to ship substantially all of our December 31, 2001 backlog during 2002.


                                    10 of 31

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

      In addition to the quality and price of the products being offered, the financial stability of a supplier, especially for OSS contracts, is a crucial element. Because these contracts require the supplier to spend considerable funds before the project is completed and require ongoing maintenance service, potential customers consider the financial stability of the supplier as a major consideration in awarding a contract. Our financial position, combined with our recent losses, our working capital deficiency and the scheduled expiration of our financing agreement with our senior


                                    11 of 31
lender, and the decision of British Telecommunications not to place orders for new OSS products from us and its reduced level of purchases of copper connection/protection products may place us at a competitive disadvantage in seeking new business and new orders for existing customers.

Research and Development Activities

      We spent  approximately  $4,400,000  in  2001,  $5,800,000  in  2000,  and
$6,100,000 in 1999 on research and development activities. All research and development was company sponsored and is expensed as incurred. As a result of our financial difficulties, we have scaled down our research and development effort, which could hurt our ability to offer competitive products.

Employees

      As of March 31, 2002, we had 274 employees of which 58 were employed in the United States, 182 in Mexico, 27 in the United Kingdom, 3 in Poland, 3 in Chile, and 1 in China. We believe that our relations with our employees are good, and we have never experienced a work stoppage. Our employees are not covered by collective bargaining agreements, except for our hourly employees in Mexico who are covered by a collective bargaining agreement that expires on December 31, 2002.

Item 2. Properties

      We currently lease approximately 20,400 square feet of executive, sales, marketing and research and development space in Syosset, New York; and 7,000 square feet of office space located in Charlotte, North Carolina, which has been vacated. These facilities represent substantially all of our office, plant and warehouse space in the United States. The Syosset, New York lease expires December 2005, and the Charlotte, North Carolina lease expires in November 2004. The annual rental related to the New York property is approximately $350,000. All rental expense related to the North Carolina facility was accrued in 2000. During 2001, the Company sold its Glen Cove, New York facility for $1,850,000 and recognized a gain on the sale of $684,000, net of expenses of $180,000.

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


                                    12 of 31

Item 3. Legal Proceedings

      In July 2001, the holder of a subordinated note in the principal amount of $500,000 commenced an action against the Company in the United States District Court for the Southern District of New York seeking payment of the principal and accrued interest on their subordinated notes which were payable in July 2001. The payment of the note is subordinated to payment of the Company's senior debt and the Company believes that the subordination provision of the note prohibits payment by the Company. The plaintiffs' motion for a summary judgment was recently denied by the court on the grounds that the terms of the note did not give them permission to obtain a judgment while Porta remained in default to the senior debt holder. The Company's obligations under the subordinated notes are reflected as current liabilities on the Company's balance sheet.

      In March 2000, we suspended (with pay) Messrs. Ronald Wilkins and Michael Bahlo, two of our executive officers, from their positions pending completion of our investigation of certain matters that had come to our attention. Prior to the completion of this investigation, however, these two executives accepted positions with another company and thereby voluntarily resigned from their positions with us. In February 2001, these two executives, together with a third former executive officer, Mr. Michael Lamb, who similarly resigned from his position with us, filed suit in the Supreme Court for the State of New York, County of New York, entitled Ronald Wilkins, Michael Bahlo and Michael Lamb v. Porta Systems Corp., Index No 600677/01. The complaint asserts various claims against us based on the allegation that each of these three executives was improperly terminated from his employment without cause, and seeks compensatory damages, liquidating damages and attorney's fees. We have filed an answer and counterclaim against the plaintiffs. We believe that we have valid defenses to the claims and intend to defend this action vigorously and to assert counterclaims against these former executives.

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


                                    13 of 31

Item 4. Submission of Matters to a Vote of Securities Holders

      During the fourth quarter of 2001, no matters were submitted to a vote of security holders of the Company.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is traded on the American Stock Exchange, Inc. under the symbol PSI. The following table sets forth, for 2000 and 2001, the quarterly high and low sales prices for our common stock on the consolidated transaction reporting systems for American Stock Exchange listed issues.

                                                   High          Low
                                                   ----          ---

2000     First Quarter                            $4.88         $0.81
         Second Quarter                            3.63          1.56
         Third Quarter                             2.00          0.88
         Fourth Quarter                            1.00          0.38

2001     First Quarter                            $1.06         $0.22
         Second Quarter                            0.40          0.21
         Third Quarter                             0.30          0.10
         Fourth Quarter                            0.17          0.05

      We did not declare or pay any cash dividends in 2001 or 2000. It is our present policy to retain earnings, if any, to finance the growth and development of the business, and therefore, we do not anticipate paying cash dividends on its common stock in the foreseeable future. In addition, Porta's agreement with its senior lender prohibits it from paying cash dividends on its common stock.

      As of March 12, 2002, we had approximately 983 stockholders of record and the closing price of our common stock was $0.10.

      We did not issue any unregistered securities during 2001.

      We do not meet the continued listing standards of the American Stock Exchange, and we may be delisted from that exchange. If we are delisted from the American Stock Exchange, our stock will be traded on the OTC Bulletin Board and will be subject to the Securities and Exchange Commission's penny stock rules.


                                    14 of 31

Item 6. Selected Financial Data

      The following table sets forth certain selected consolidated financial information. For further information, see the Consolidated Financial Statements and other information set forth in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7:

                                                             Year Ended December 31,
                                                             -----------------------

                                                        2001          2000          1999          1998          1997
                                                        ----          ----          ----          ----          ----
                                                                  (In thousands, except per share data)
Income Statement Data:

Sales                                                 $ 28,062      $ 51,140      $ 38,936      $ 59,343      $ 62,230
Operating income (loss)                                (11,453)       (5,153)       (9,709)        4,566         6,101

Debt conversion expense                                     --            --            --          (945)      (11,458)

Income (loss) before discontinued
   operations and extraordinary item                   (14,774)      (10,176)      (13,686)          451        (7,021)

Net income (loss)                                      (14,774)      (10,176)      (13,686)          527        (6,899)

Basic per share amounts:
      Continuing operations                           $  (1.50)     $  (1.04)     $  (1.44)     $   0.05      $  (2.26)
      Net income (loss)                               $  (1.50)     $  (1.04)     $  (1.44)     $   0.06      $  (2.22)

Diluted per share amounts:
      Continuing operations                           $  (1.50)     $  (1.04)     $  (1.44)     $   0.04      $  (2.26)
      Net income (loss)                               $  (1.50)     $  (1.04)     $  (1.44)     $   0.05      $  (2.22)

Cash dividends declared                                     --            --            --            --            --

Number of shares used in
   calculating net income (loss)
   per share-basic                                       9,878         9,763         9,489         9,281         3,111

Number of shares used in
   calculating net income (loss)
   per share-diluted                                     9,878         9,763         9,489         9,785         3,111

Balance Sheet Data:

Total assets                                          $ 17,833      $ 34,174      $ 43,448      $ 52,136      $ 51,000

Working capital (deficiency)                          $(31,236)     $(24,152)     $  6,135      $ 14,262      $  7,286

Long-term debt excluding current
   maturities                                         $    -0-      $    376      $ 21,902      $ 17,238      $ 18,858

Stockholders' equity (deficit)                        $(25,849)     $(10,792)     $ (1,387)     $ 11,984      $  6,813


                                    15 of 31

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

      Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies and methods used in the preparation of financial statements. Note 1 of Notes to Consolidated Financial Statements, included elsewhere on this annual report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. We believe the following critical accounting policies affect the significant judgements and estimates used in the preparation of our financial statements:

Use of Estimates

      The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable, inventory reserves, percentage of completion for long-term contracts, goodwill valuation and the deferred tax asset valuation allowance. Actual results could differ from those and other estimates.

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

Goodwill

      Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis over the estimated useful life as determined by events and circumstances of the business combination that gave rise to the goodwill. We assess the recoverability of unamortized goodwill using the undiscounted projected future cash flows from the related businesses.


                                    16 of 31

      Our consolidated statements of operations for the three years ended December 31, 2001, 2000 and 1999, respectively, as a percentage of sales is as follows:

                                                      Years Ended December 31,

                                                     2001      2000        1999
                                                     ----      ----        ----

Sales                                                100%       100%       100%
Cost of sales                                         71%        70%        74%
                                                    ----       ----       ----
  Gross Profit                                        29%        30%        26%
Selling, general and
administrative expenses                               33%        28%        35%
Research and development expenses                     16%        12%        16%
Goodwill impairment                                   21%        --         --
                                                    ----       ----       ----
Operating loss                                       (41%)      (10%)      (25%)
Interest expense                                     (16%)       (9%)       (9%)
Gain on sale of assets                                 2%        --         --
Other                                                  1%        (1%)        1%
                                                                          ----
Loss before income
   taxes, equity in net loss of joint
   venture and minority interest                     (54%)      (20%)      (33%)
Income tax benefit (expense),
   equity in net loss of joint venture
   and minority interest                               1%        --         (2%)
                                                    ----       ----       ----

Net loss                                             (53%)      (20%)      (35%)
                                                    ====       ====       ====


                                    17 of 31

Results of Operations

Years Ended December 31, 2001 and 2000

      Our sales for 2001 were  $28,062,000  compared to  $51,140,000  in 2000, a decrease of $23,078,000 (45%). The decrease in revenue is attributed to the decline in sales from all divisions.

      OSS sales for 2001 were $8,874,000, compared to 2000 sales of $22,296,000, a decrease of $13,422,000 (60%). The decline in sales from 2000 to 2001 is attributed to the completion during 2000 of certain sales contracts secured during 1999 and failure to secure new contracts as a result of the negative impact of reduced opportunities in Europe, delays we encountered in obtaining software from a vendor necessary to complete certain contracts and our financial difficulties. We expect to recognize the balance of the revenue from the in process OSS contracts during 2002. Sales of OSS systems are not made on a recurring basis to customers, but are the result of extended negotiations that frequently cover many months and do not always result in a contract. In addition, OSS contracts may include conditions precedent, such as the customer obtaining financing or bank approval, and the contracts are not effective until the conditions are satisfied.

      Line connection/protection equipment sales for 2000 decreased approximately $7,790,000 (38%) from $20,546,000 in 2000 to $12,756,000 in 2001.
The reduced sales level reflected a decrease in volume of sales to United States, United Kingdom and Mexican customers. The results were adversely affected by the general slowdown in the telecommunications industry.

      Signal processing revenue for 2001 compared to 2000 decreased by $1,907,000 (25%) from $7,644,000 to $5,737,000. The decrease in sales primarily reflects delays in the receipt of certain anticipated contracts and a general slowdown in the order rate from customers during 2001.

      Gross margin decreased from 30% in 2000 to 29% in 2001. The decrease in gross margin is primarily attributed to the lower sales volume in the OSS division causing inefficiency resulting from our inability to absorb our fixed expenses associated with the OSS contracts over our revenue base.

      Selling, general and administrative expenses decreased by $5,257,000 (36%) from $14,573,000 in 2000 to $9,316,000 in 2001. The decrease from 2000 to 2001 primarily reflects reduced professional legal expenses and decreased expenses reflecting our reorganization of our sales and marketing efforts of the OSS division.

      Research and development expenses decreased by $1,403,000 (24%) from $5,830,000 in 2000 to $4,427,000 in 2001. The decreased expense in 2001 resulted from our efforts to reduce our expenses primarily related to the OSS business.

      In December 2001, we determined that $5,802,000 of goodwill associated with our OSS business unit was impaired, and we recorded an impairment loss in that amount. This assessment was based on the continued decline in sales and losses generated by the business unit over the past several years and the declining prospects for additional sales of the products based on the older technology that originally gave rise to the goodwill. In addition, there are presently no negotiations in progress for the sale of the OSS division.

      As a result of the above, we had an operating loss of $11,453,000 in 2001 versus operating loss of $5,153,000 in 2000.

      Interest expense for 2001 decreased by $20,000 from $4,500,000 for 2000 to $4,480,000 in 2001.


                                    18 of 31

      During 2001, we sold our Glen Cove, New York facility for $1,850,000 and recognized a gain on the sale of $684,000, net of expenses of $180,000. Of the net proceeds of $1,670,000, $474,000 was used to reduce outstanding principal and $350,000 to reduce outstanding interest obligations to our senior lender. We retained the remaining proceeds of $846,000 for working capital purposes.

      As of December 31, 2001, we had a net income tax benefit of $203,000 which is comprised of income tax expense of $58,000 and benefit of $261,000. The benefit reflects the reduction of an accrual for potential tax liability to one of our subsidiaries that had previously operated in Puerto Rico as a result of the expiration of the statute of limitations.

      As the result of the foregoing, the 2001 net loss was $14,774,000, $1.50 per share (basic and diluted), compared with a net loss of $10,176,000, $1.04 per share (basic and diluted) for 2000.

      Our losses are continuing into 2002, and we cannot give any assurance that we will be able to operate profitably in the future. As a result of the deterioration of our operating revenue resulting from both market conditions and our financial condition, we are evaluating various options, including the sale of one or more of our divisions as well as a reorganization under the Bankruptcy Code.

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


                                    19 of 31

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

      Interest expense for 2000 increased by $929,000 from $3,571,000 for 1999 to $4,500,000 in 2000. This change is attributable primarily to increased levels of borrowing from the Company's senior lender and non cash interest expense associated with the issuance and re-pricing of warrants held by the senior lender and subordinated note holders (See Notes 7 and 9 of Notes to Consolidated Financial Statements).

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

Liquidity and Capital Resources

      At December 31, 2001, we had cash and cash equivalents of $1,204,000 compared with $2,366,000 at December 31, 2000. Our working capital deficit was $31,236,000 at December 31, 2001 compared to a working capital deficit of $24,152,000 at December 31, 2000. The working capital deficit reflects the current liabilities to the senior and subordinated lenders together with the effect of the reduced level of business, which resulted in reduced cash, receivables and inventory. During 2001, we used $3,779,000 of cash to support our operations. Our principal source of funds during 2001 was borrowings from our senior lender.

      As of December 31, 2001, our debt includes $22,095,000 of senior debt which matured on January 7, 2002, and $6,144,000 of subordinated debt which became due on July 3, 2001. We were unable to pay the interest payment on the subordinated notes of approximately $1,358,000 which represents interest from July 2000 through December 2001. At December 31, 2001, we did not have sufficient resources to pay either the senior lender or the subordinated lenders and it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making payments on the subordinated debt.


                                    20 of 31

      On March 1, 2002, our senior lender and we agreed to an amended and restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $1,500,000. The agreement allows us to draw monies subject to our senior lender's receipt and approval of a weekly disbursement budget. Obligations under the new term loan shall bear interest at 12%. Secondly, the agreement establishes all indebtedness prior to March 1, 2002 as an old term loan in the amount of $22,610,000, which includes the balance due at December 31, 2001 plus accrued interest though March 1, 2002. The old term loan shall bear no interest until such time as the senior lender in its sole discretion notifies us that interest shall be payable. Both the new and old term loans expire on December 31, 2002. As part of this agreement, the senior lender continues to preclude us from making any payments on indebtedness to any subordinated creditors except to pay accounts payable in the ordinary course of business. The $1,500,000 being advanced by our senior lender is being advanced at the discretion of the senior lender and such advances are dependent on, among other things, the perception of the senior lender that we are either stemming our losses or effecting a sale of one or more of our divisions. If the senior lender ceases funding our operations, unless we have obtained alternative financing, we will be unable to continue in business. Furthermore, unless we obtain funding from another source, including the sale of one of more of our divisions, we will not be able to pay our senior lender on December 31, 2002, and we may not be able to continue in business.

      As of December 31, 2001, we had remaining outstanding $382,000 of 6% Debentures, net of original issue discount of $3,000, which mature July 2, 2002. The face amount of the outstanding 6% Debentures was $385,000. The interest accrued on the 6% Debentures is payable on July 1 of each year. Due to the restriction imposed by our senior lender precluding us from making any payments on indebtedness to any subordinated debt holder, we were unable to pay the interest due on July 1, 2001. Thus, interest due at December 31, 2001 was $35,000. Additionally, we have been notified by the trustee that the non-payment of the interest caused an event of default.

      As of December 31, 2001, we had outstanding $6,144,000 of subordinated notes, all of which became due during 2001. We did not have the resources to pay, and we did not pay, either the principal or interest on the subordinated notes and are restricted by our senior lender from making such payments. The holder of a subordinated note in the principal amount of $500,000 has commenced an action seeking payment of the principal and interest on his note. However, the court recently denied the holder's motion for a summary judgment on the grounds that the terms of the note did not give him permission to obtain a judgment while we remained in default to the senior debt holder.

      As a result of our continuing financial difficulties:

      o we are having and we may continue to have difficulty performing our obligations under our contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance; and

      o a number of creditors, including one holder of our subordinated notes, as discussed above, have engaged attorneys or collection agencies or commenced legal actions against us, and some of them have obtained judgments against us, including a former landlord who has obtained a $400,000 judgment against us.

      The creditors include five former senior executives who have deferred compensation agreements with us. The total payments due under these agreements are approximately $1.9 million, of which $46,000 was due at December 31, 2001 and an additional $100,000 has become due in 2002. Other claimants who have already either commenced litigation or otherwise sought collection or who have obtained judgments against us are due approximately $600,000. If we are unable to reach a settlement with these creditors and others who have not yet brought claims, and these claimants obtain judgments against us or, in the case of creditors who have already


                                    21 of 31
obtained judgments, if the creditors seek to enforce the judgment, it may be necessary for us, or our senior lender may require us, to seek protection under the Bankruptcy Code.

      We are seeking to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. During 2000 and 2001 we were engaged in discussions with respect to the possible sale of our divisions; however, those negotiations were terminated without an agreement having been reached. Although we are engaged in preliminary discussions with respect to the sale of one of our divisions, we have not signed any agreements with respect to such a sale, and we cannot give any assurance that we will be able to sell any divisions on reasonable terms, if at all. Furthermore, if we sell a division, we anticipate that a substantial portion of the net proceeds will be made to our senior lender and we will not receive any significant amount of working capital from such a sale. During 2001 and early 2002, we have taken steps to reduce overhead and headcount. We will continue to look to reduce costs while we seek additional business from new and existing customers. Our senior lender has precluded us from making any payments on indebtedness to any subordinated creditors. Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, we believe that our losses and our financial position are having and will continue to have an adverse effect upon our ability to develop new business as competitors and potential customers question our ability both to perform our obligations under any agreements we may enter and to continue in business. We have been informally advised by British Telecommunications, which is one of our largest customers that, because of our financial position, it will not place orders with us for OSS products until we can demonstrate that we are financially viable. However, this customer continues to place orders for OSS maintenance and modest orders for line test products. The loss of this customer would have a material adverse effect upon our operations. In addition, our auditors included in their report an explanatory paragraph about our ability to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

      Although we conduct operations outside of the United States, most of our contracts and sales are dollar denominated. A portion of the revenue from our United Kingdom operations and the majority of our United Kingdom expenses are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. For 2002, the currency translation adjustment was not significant in relation to our total revenue.

Item 8. Financial Statements and Supplementary Data.

      See Exhibit I

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

      Not Applicable


                                    22 of 31

                                    Part III

Item 10. Directors and Executive Officers

      Set forth below is information concerning our directors:

    Name                      Principal Occupation or Employment             Director Since       Age
    ----                      ----------------------------------             --------------       ---
William V. Carney(1)          Chairman of the board and chief executive
                              officer                                        1970                 65

Michael A. Tancredi           Senior vice president, secretary and
                              treasurer                                      1970                 72

Warren H. Esanu1(1,2)         Of counsel to Esanu Katsky Korins &
                              Siger, LLP, attorneys at law                   1997                 59

Herbert H. Feldman1(1,2)      President, Alpha Risk Management, Inc.,
                              independent risk management consultants        1989                 68

Marco M. Elser                Managing director of Elser & Co., an
                              investment advisory firm                       2000                 43

----------
      (1)   Member of the executive committee.
      (2)   Member of the audit and compensation committees.

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

      Mr. Esanu has been a director since April 1997 and also served as a director from 1989 to 1996. He was also our chairman of the board from March 1996 to October 1996. He has been of counsel to Esanu Katsky Korins & Siger, LLP, attorneys at law, for more than the past five years. Mr. Esanu is also a founding partner and chairman of Paul Reed Smith Guitars Limited Partnership (Maryland), a leading manufacturer of premium-priced electrical guitars. He is also a senior officer and director of a number of privately held real estate investment and management companies.

      Mr. Elser has been the managing director of Elser & Co., an investment advisory firm more than the past five years. He has also been associated with Northeast Securities, a US-based broker dealer and is responsible for the Italian office, which he founded in 1994.

      Mr. Feldman has been president of Alpha Risk Management, Inc., independent risk management consultants, for more than the past five years.


                                    23 of 31

      Set forth is information concerning our executive officers:

Name of Executive Officer     Position                                      Age
-------------------------     --------                                      ---

  William V. Carney           Chairman of the board and
                                chief executive officer                     65

  Michael A. Tancredi         Senior vice president,
                                secretary and treasurer                     72

  Edward B. Kornfeld          Senior vice president-operations and
                                chief financial officer                     58

  David L. Rawlings           Senior vice president                         58

      All of our officers serve at the pleasure of the board of directors. Messrs. Carney and Tancredi are also members of the board of directors as stated above. There is no family relationship between any of the executive officers listed below.

      Mr. Kornfeld, 58, has been senior vice president-operations since 1996 and chief financial officer since October 1995. He was vice president-finance from October 1995 until 1996. For more than five years prior thereto, Mr. Kornfeld held positions with several companies for more than five years, including Excel Technology Inc. (Quantronix Corp.) and Anorad Corporation.

      Mr. Rawlings, 58, has been vice president since March 1996. Mr. Rawlings was assistant vice president of research and development-copper products from 1992 until March 1996.

Item 11. Executive Compensation

      The following table shows the compensation we paid to our chief executive officer and the four most highly compensated executive officers, other than the chief executive officer, whose salary and bonus earned exceeded $100,000 for the year ended December 31, 2001.


                                    24 of 31

                           SUMMARY COMPENSATION TABLE

                                                    Annual                  Long-Term
                                                    Compensation            Compensation
                                                    ------------            ------------
                                                                              (Awards)

                                                                              Restricted       Options,
                                                                             Stock Awards        SARs       All other
Name and Principal Position              Year       Salary         Bonus       (Dollars)       (Number)     Compensation
---------------------------              ----       ------        --------     ---------       --------     ------------
William V. Carney, Chairman of the       2001      $240,000          --           --                --        $ 7,981
board and chief executive officer        2000       240,000          --           --                --         29,556
                                         1999       240,000          --           --                --         31,996

Edward B. Kornfeld, Senior vice          2001       192,000          --           --                --          4,872
president - operations and chief         2000       192,000          --           --                --          4,872
financial officer                        1999       192,000          --           --                --          5,553

David Rawlings, Senior vice president,   2001       146,750          --           --             5,000          4,343
connector division                       2000       142,000          --           --            10,000          4,287
                                         1999       131,119          --           --                --          4,953

Prem Chandran, Senior vice president,    2001       135,750          --           --             5,000          2,666
signal division                          2000       131,000          --           --            10,000          2,562
                                         1999       120,119          --           --                --          2,808

----------


                                    25 of 31

      In 2002, Mr. Chandran resigned as an officer.

      "All Other Compensation" includes a payment to the executive's account pursuant to our 401(k) Plan, premiums paid with respect to the equity split dollar program (in 2000 and 1999), group life insurance in amounts greater than that available to all employees and special long term disability coverage.

      Set forth below is a chart that shows, for 2001, the components of "All Other Compensation" listed in the Summary Compensation Table.



                          Mr. Carney  Mr. Kornfeld  Mr. Rawlings   Mr. Chandran
                          ----------  ------------  ------------   ------------

401(k) Match               $ 2,550      $ 2,550        $ 2,021       $ 1,856
Supplemental Insurance       5,431        2,322          2,322           810

      Certain of our officers named in the summary  compensation  table or their
affiliates  are  parties  to  employment  or  other  agreements   providing  for
compensation during and after their employment.

      Employment Agreements. We have entered into employment agreements with Messrs. Carney and Kornfeld. The agreements continue on a year-to-year basis, for January 1 of each year, unless terminated on prior notice of not less than 120 days for Mr. Carney and 90 days for Mr. Kornfeld. Salary is determined by the board, except that the salary may not be reduced except as a part of a salary reduction program applicable to all executive officers. Upon death or termination of employment as a result of a disability, the officer or his estate is to receive a payment equal to three months salary. Upon a termination without cause, Mr. Carney is entitled to receive his then current salary for 36 months, and Mr. Kornfeld is entitled to receive his then current salary for six months plus one month for each full year of service up to a maximum aggregate of 24 months. In the event that an executive is covered by an executive severance agreement, including the salary continuation agreements (as described below), which provides for payments upon termination subsequent to a "change of control," the executive would be entitled to the greater of the severance arrangements as described in this paragraph or the severance payments under the executive severance agreements.

      Salary Continuation Agreements. We are party to salary continuation agreements with Messrs. Carney and Kornfeld. The salary continuation agreements provide that, in the event that a change of control occurs and the executive's employment with us is subsequently terminated by us other than for cause, death or disability, or is terminated by the executive as a result of a substantial alteration in the executive's duties, compensation or other benefits, the executive shall be entitled to the payment of an amount equal to his monthly salary at the rate in effect as of the date of his termination (or, if higher, as in effect immediately prior to the change in control) plus the pro rata monthly amount of his most recent annual bonus paid immediately before the change of control multiplied by 36 in the case of Mr. Carney and 24 in the case of Mr. Kornfeld. For purposes of the salary continuation agreements, a change of control is defined as one which would be required to be reported in response to the proxy rules under the Securities Exchange Act of 1934, as amended, the acquisition of beneficial ownership, directly or indirectly, by a person or group of persons of our securities representing 25% or more of the combined voting power of our then  outstanding  securities,  or, during any period of two consecutive years, if individuals who at the beginning of such period constituted the board cease for any reason to constitute at least a majority thereof unless the election of each new director was nominated or ratified by at least two-thirds of the directors then still in office who were directors at the beginning of the period. The change of control must occur during the term of the salary continuation agreement, which in each case is currently through December 31, 2001 and is renewed automatically unless we give timely notice prior to January 1 of any year of our election not to renew the agreement. If such a change of control occurs during the effectiveness of the salary continuation agreement, any termination of such covered employee during the 18 months following the change of control will result in the payment of the compensation described above.


                                    26 of 31

Item 12. Principal Holders of Securities and Security Holdings of Management

      The following table and discussion provides information as to the shares of common stock beneficially owned on March 15, 2002 by:

      o     each director;
      o     each officer named in the summary compensation table;
      o each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
      o     all officers and directors as a group.

                                        Shares of Common       Percentage of
                                        Stock Beneficially     Outstanding
       Name                                   Owned            Common Stock
       ----                                   -----            ------------
William V. Carney                            303,021               3.0%
Michael A. Tancredi                          114,238               1.1%
Warren H. Esanu                              116,500               1.1%
Herbert H. Feldman                            71,000                *
Marco M. Elser                               360,324               3.6%
Edward B. Kornfeld                           114,317               1.1%
David Rawlings                                27,820                *
Prem Chandran                                 25,240                *
All directors and officers
  as a group (12 individuals)              1,216,906              12.2%

----------
* Less than 1%

      The shares for all officers and directors as a group do not include shares owned by Mr. Chandran, who is no longer an officer.

      Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name.

      The number of shares owned by our directors and officers named in the summary compensation table includes shares of common stock which are issuable upon exercise of options and warrants that are exercisable at March 15, 2002 or will become exercisable within 60 days after that date. Set forth below is the number of shares of common stock issuable upon exercise of those options and warrants for each of these directors and officers.

                Name                                       Shares
                ----                                       ------
       William V. Carney                                   180,000
       Michael A. Tancredi                                  75,000
       Warren H. Esanu                                      61,500
       Herbert H. Feldman                                   51,000
       Marco M. Elser                                        5,000
       Edward B. Kornfeld                                   88,000
       David Rawlings                                       27,820
       Prem Chandran                                        25,240
       All officers and directors as a group               564,325


                                    27 of 31

      The shares of common stock issuable upon exercise of Mr. Esanu's options and warrants include warrants to purchase 12,500 shares of common stock issuable upon warrants held by Elmira Realty Management Corp. pension and profit sharing plan. Mr. Esanu has the sole voting and dispositive power with respect to shares issuable upon exercise of these warrants. All other directors and officers named in the table hold only options.

Item 13. Certain Relationships and Related Transactions

      During 2001, Warren H. Esanu, a director, served as a member of our audit and compensation committees. During 2001, the law firm of Esanu Katsky Korins & Siger, LLP, to which Mr. Esanu is of counsel, provided legal services to us, for which it received fees of $486,220. Esanu Katsky Korins & Siger, LLP is continuing to render legal services to us during 2002.

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

(b)   Reports on Form 8-K

      None.


                                    28 of 31

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

   4.1 Amended and Restated Loan and Security Agreement dated as of November 28, 1994, between the Company and Foothill ("Foothill") Capital Corporation, incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.2 Amendment Number One dated February 13, 1995 to the Amended and Restated Loan and Security Agreement dated as of November 28, 1994 between the Company and Foothill, incorporated by reference to
              Exhibit 4.7 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

   4.3 Amendment Number Two dated March 30, 1995 to the Amended and Restated Loan and Security Agreement dated as of November 28, 1994 between the Company and Foothill, incorporated by reference to
              Exhibit 4.7.2 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

   4.4 Amended and Restated Secured Promissory Note dated February 13, 1995, incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

   4.5 Amendment Number Three to Amended and Restated Loan and Security Agreement dated March 12, 1996, between the Company and Foothill, incorporated by reference to Exhibit 4.11 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

   4.6 Warrant to Purchase Common Stock of the Company dated November 28, 1994 executed by the Company in favor of Foothill, incorporated by reference to Exhibit 6 to the Company's Current Report on Form 8-K dated November 30, 1994.

   4.7 Lockbox Operating Procedural Agreement dated as of November 28, 1994 among Chemical Bank, the Company and Foothill, incorporated by reference to Exhibit 7 to the Company's Current Report on Form 8-K dated November 30, 1994.


                                    29 of 31

Exhibit No.   Description of Exhibit

  4.8 Combined Amendment No. Four dated as of March 1, 2002 to Amended and Restated Loan and Security agreement between Foothill and the Company.

  10.1 Form of Executive Salary Continuation Agreement, incorporated by reference to Exhibit 19 (cc) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

  10.2 Lease dated December 17, 1990 between the Company and LBA properties, Inc., incorporated by reference to Exhibit 10 (d) of the Company's annual report on Form 10-K for the year ended December 31, 1990.

  10.3 Employee Stock Bonus Program filed as Exhibit 4.3 to the Form S-8 dated February 12, 1999 and incorporated herein by reference.

  10.4 1999 Stock Option Plan filed as Exhibit A to the Proxy Statement for the 1999 Annual Meeting to Stockholders and incorporated herein by reference.

  10.5 1996 Stock Option Plan filed as Exhibit A to the Proxy Statement for the 1996 Annual Meeting to Stockholders and incorporated herein by reference.

  10.6 1998 Stock Option Plan filed as Exhibit 4.2 to the Form S-8 dated December 3. 1998 and incorporated herein by reference.

  10.7        Senior  Officers and  Directors  Stock  Purchase  Program filed as
              Exhibit  4.2  to  the  Form  S-8  dated   February  12,  1999  and
              incorporated herein by reference.

  10.8 Employee Stock Purchase Plan filed as Exhibit 4.1 to the Form S-8 dated February 12, 1999 and incorporated herein by reference.

  22          Subsidiaries of the Company,  incorporated by reference to Exhibit
              22.1 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

  23          Consent of Independent Auditors.


                                    30 of 31

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    PORTA SYSTEMS CORP.

      Dated April 12, 2002                          By /s/ William V. Carney
                                                       -------------------------
                                                       William V. Carney
                                                       Chairman of the Board and
                                                       Chief Executive Officer

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


        Signature                                Title                                        Date
-------------------------             --------------------------------------------        --------------
   /s/ William V. Carney              Chairman of the Board,                              April 12, 2002
   ----------------------             Chief Executive Officer and Director
       William V. Carney              (Principal Executive Officer)

   /s/ Edward B. Kornfeld             Senior Vice President and                           April 12, 2002
   ----------------------             Chief Financial Officer
       Edward B. Kornfeld             (Principal Financial and Accounting Officer)

   ______________________             Director                                            April 12, 2002
       Warren H. Esanu

   /s/ Michael A. Tancredi            Director                                            April 12, 2002
   ----------------------
       Michael A. Tancredi

   /s/ Herbert H. Feldman             Director                                            April 12, 2002
   ----------------------
       Herbert H. Feldman

   /s/ Marco Elser                    Director                                            April 12, 2002
   ----------------------
       Marco Elser


                                    31 of 31

Exhibit I

Item 8. Financial Statements and Supplementary Data

Index                                                                       Page

Report of Independent Certified Public Accountants                          F-2

Consolidated Financial Statements and Notes:

     Consolidated Balance Sheets,
     December 31, 2001 and 2000                                             F-3

     Consolidated Statements of Operations and
     Comprehensive Loss,
     Years Ended December 31, 2001, 2000 and 1999                           F-4

     Consolidated Statements of Stockholders'
     Equity (Deficit), Years Ended
     December 31, 2001, 2000 and 1999                                       F-5

     Consolidated Statements of Cash Flows
     for the Years Ended December 31, 2001,
     2000 and 1999                                                          F-6

     Notes to Consolidated Financial Statements                             F-7

               Report of Independent Certified Public Accountants

The Board of Directors and
Stockholders of Porta Systems Corp.
Syosset, New York

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered substantial losses from operations  in  2001,  2000  and  1999  and,  as of  December  31,  2001,  has a
stockholders' deficit of $25,849,000 and a working capital deficit of $31,236,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        /s/ BDO SEIDMAN, LLP
                                                        --------------------
                                                        BDO SEIDMAN, LLP

Melville, New York
March 15, 2002

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2001 and 2000
                   (in thousands, except shares and par value)

                     Assets                                                                       2001             2000
                     ------                                                                       ----             ----
Current assets:
    Cash and cash equivalents                                                                   $  1,204           2,366
    Accounts receivable - trade, less allowance for doubtful
       accounts of $2,168 in 2001 and $2,477 in 2000                                               4,284           7,425
    Inventories                                                                                    5,206           7,150
    Prepaid expenses and other current assets                                                        852           1,130
                                                                                                --------        --------
                  Total current assets                                                            11,546          18,071

Property, plant and equipment, net                                                                 2,328           4,555
Goodwill, net of amortization of $1,501 in 2001 and $5,003 in 2000                                 3,761          10,357
Other assets                                                                                         198           1,191
                                                                                                --------        --------
                  Total assets                                                                  $ 17,833          34,174
                                                                                                ========        ========

                      Liabilities and Stockholders' Deficit

Current liabilities:
    Senior debt                                                                                 $ 22,095          20,746
    Subordinated notes                                                                             6,144           6,144
    6% Convertible subordinated debentures                                                           382              --
    Accounts payable                                                                               7,023           7,173
    Accrued expenses                                                                               3,417           5,385
    Accrued interest payable                                                                       1,593             766
    Accrued commissions                                                                            1,607           1,553
    Accrued deferred compensation                                                                    196             196
    Income taxes payable                                                                             314             259
    Short-term loans                                                                                  11               1
                                                                                                --------        --------
                  Total current liabilities                                                       42,782          42,223
                                                                                                --------        --------

6% Convertible subordinated debentures                                                                --             376
Deferred compensation                                                                                900             987
Income taxes payable                                                                                  --             154
Other long-term liabilities                                                                           --             918
Minority interest                                                                                     --             308
                                                                                                --------        --------
                  Total long-term liabilities                                                        900           2,743
                                                                                                --------        --------

                  Total liabilities                                                               43,682          44,966
                                                                                                --------        --------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, no par value; authorized 1,000,000 shares, none issued                           --              --
    Common stock, par value $.01; authorized 20,000,000 shares,
       issued 9,947,421 and 9,817,165 shares in 2001 and 2000, respectively                           99              98
    Additional paid-in capital                                                                    76,056          75,980
    Accumulated deficit                                                                          (95,909)        (81,135)
    Accumulated other comprehensive loss:
       Foreign currency translation adjustment                                                    (4,157)         (3,797)
                                                                                                --------        --------
                                                                                                 (23,911)         (8,854)
    Treasury stock, at cost, 30,940 shares                                                        (1,938)         (1,938)
                                                                                                --------        --------
                  Total stockholders' deficit                                                    (25,849)        (10,792)
                                                                                                --------        --------
                  Total liabilities and stockholders' deficit                                   $ 17,833          34,174
                                                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                    Consolidated Statements of Operations and
                     Comprehensive Loss Years ended December
                             31, 2001, 2000 and 1999
                    (in thousands, except per share amounts)

                                                                                    2001              2000               1999
                                                                                    ----              ----               ----
Sales                                                                             $ 28,062            51,140            38,936
Cost of sales                                                                       19,970            35,890            28,952
                                                                                  --------          --------          --------
                  Gross profit                                                       8,092            15,250             9,984
                                                                                  --------          --------          --------

Selling, general and administrative expenses                                         9,316            14,573            13,603
Research and development expenses                                                    4,427             5,830             6,090
Goodwill impairment                                                                  5,802                --                --
                                                                                  --------          --------          --------

                  Total expenses                                                    19,545            20,403            19,693
                                                                                  --------          --------          --------

                  Operating loss                                                   (11,453)           (5,153)           (9,709)

Interest expense                                                                    (4,480)           (4,500)           (3,571)
Interest income                                                                         31               129               188
Gain on sale of assets                                                                 684                --                --
Other income (expense), net                                                            191              (813)              218
                                                                                  --------          --------          --------

                  Loss before income taxes, equity in net loss
                  of joint venture and minority interest                           (15,027)          (10,337)          (12,874)

Income tax benefit (expense)                                                           203              (227)             (873)
Equity in net loss of joint venture                                                   (175)               --                --
Minority interest                                                                      225               388                61
                                                                                  --------          --------          --------


                  Net loss                                                        $(14,774)          (10,176)          (13,686)
                                                                                  ========          ========          ========

Other comprehensive income (loss):

   Foreign currency translation adjustments                                           (360)               99              (142)
                                                                                  --------          --------          --------


                  Comprehensive loss                                              $(15,134)          (10,077)          (13,828)
                                                                                  ========          ========          ========


Basic per share amounts:
   Net loss per share of common stock                                             $  (1.50)            (1.04)            (1.44)
                                                                                  ========          ========          ========

   Weighted average shares of common stock outstanding                               9,878             9,763             9,489
                                                                                  ========          ========          ========

Diluted per share amounts:
   Net loss per share of common stock                                             $  (1.50)            (1.04)            (1.44)
                                                                                  ========          ========          ========

   Weighted average shares of common stock outstanding                               9,878             9,763             9,489
                                                                                  ========          ========          ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                                                           Receivable    Total
                                       Common Stock                 Accumulated                               for        Stock-
                                       -----------      Additional     Other                                Employee    holders'
                                    No. of  Par Value   Paid-in    Comprehensive  Accumulated   Treasury     Stock      Equity/
                                    Shares   Amount     Capital       (Loss)        Deficit       Stock    Purchases   (Deficit)
                                  ---------------------------------------------------------------------------------------------

Balance at December 31, 1998         9,485     $95      $75,135      $(3,754)      $(57,273)     $(1,938)    $(281)    $ 11,984

Net loss 1999                           --      --           --           --        (13,686)          --        --      (13,686)
Common stock issued                    154       1          119           --             --           --        --          120
Warrants re-priced                      --      --           56           --             --           --        --           56
Collection of receivable from
   directors and officers
    under stock purchase program        --      --           --           --             --                    281          281
Foreign currency translation
   adjustment                           --      --           --         (142)            --           --        --         (142)
                                  ---------------------------------------------------------------------------------------------

Balance at December 31, 1999         9,639      96       75,310       (3,896)       (70,959)      (1,938)      -0-       (1,387)

Net loss 2000                           --      --           --           --        (10,176)          --        --      (10,176)
Common stock issued                    178       2          174           --             --           --        --          176
Warrants issued or re-priced            --      --          496           --             --           --        --          496
Foreign currency translation
   adjustment                           --      --           --           99             --           --        --           99
                                  ---------------------------------------------------------------------------------------------

Balance at December 31, 2000         9,817      98       75,980       (3,797)       (81,135)      (1,938)      -0-      (10,792)

Net loss 2001                           --      --           --           --        (14,774)          --        --      (14,774)
Common stock issued                    130       1           37           --             --           --        --           38
Warrants re-priced                      --      --           39           --             --           --        --           39
Foreign currency translation
   adjustment                           --      --           --         (360)            --           --        --         (360)
                                  ---------------------------------------------------------------------------------------------

Balance at December 31, 2001         9,947     $99      $76,056      $(4,157)      $(95,909)     $(1,938)    $-0-      $(25,849)
                                  ========     ===      =======      =======       ========      =======     =====     ========

           See accompanying notes to consolidated financial statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows (Note 22)
                  Years ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                                      2001            2000            1999
                                                                                      ----            ----            ----
Cash flows from operating activities:
    Net loss                                                                        $(14,774)        (10,176)        (13,686)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Non-cash financing expenses                                                    123             373              18
          Gain on sale of assets                                                        (684)             --              --
          Non-cash compensation expense                                                   --              --               8
          Depreciation and amortization                                                1,909           1,911           1,677
          Goodwill impairment                                                          5,802              --              --
          Amortization of debt discounts                                                   6              56             326
          Minority interest                                                             (225)           (388)            (61)
          Equity in loss of joint venture                                                175              --              --
    Changes in operating assets and liabilities:
       Accounts receivable                                                             3,141           4,712           7,665
       Inventories                                                                     1,944           1,743              51
       Prepaid expenses                                                                  278             243             343
       Other assets                                                                      867           1,427             113
       Accounts payable, accrued expenses and other liabilities                       (2,341)         (2,405)            238
                                                                                    --------        --------        --------
                  Net cash used in operating activities                               (3,779)         (2,504)         (3,308)
                                                                                    --------        --------        --------

Cash flows from investing activities:
    Repayment of receivables from stock purchase program                                  --              --             281
    Net proceeds from the sale of assets                                               1,670              --              --
    Capital expenditures, net                                                           (196)         (1,533)           (951)
                                                                                    --------        --------        --------
                  Net cash provided by (used in) investing activities                  1,474          (1,533)           (670)
                                                                                    --------        --------        --------

Cash flows from financing activities:
    Proceeds from senior debt                                                          2,222           5,010           6,150
    Repayments of senior debt                                                           (873)         (1,782)         (1,820)
    Proceeds from subordinated debentures and warrants                                    --              80              64
    Proceeds from the exercise of options and warrants                                    38             176              --
    Proceeds (repayments) of notes payable/short-term loans                               10             (43)           (100)
                                                                                    --------        --------        --------
                  Net cash provided by financing activities                            1,397           3,441           4,294
                                                                                    --------        --------        --------

Effect of exchange rate changes on cash                                                 (254)           (283)           (115)
                                                                                    --------        --------        --------
Increase (decrease) in cash and cash equivalents                                      (1,162)           (879)            201
Cash and equivalents - beginning of year                                               2,366           3,245           3,044
                                                                                    --------        --------        --------

Cash and equivalents - end of year                                                  $  1,204           2,366           3,245
                                                                                    ========        ========        ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000

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

    As discussed in notes 18 and 23, substantial portions of Porta's sales are to customers in foreign countries. The Company's credit risk with respect to new foreign customers is reduced by obtaining letters of credit for a substantial portion of the contract price, and by monitoring credit exposure related to each customer.

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

   Deferred Computer Software

   Software costs incurred for specific customer contracts are charged to cost of sales at the time revenues on such contracts are recognized. Software development costs relating to products the Company offers for sale are deferred in accordance with Statement of Financial Accounting Standards
      (SFAS) No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." These costs are amortized to cost of sales over the periods that the related product will be sold, up to a maximum of four years. Amortization of computer software costs, which all relate to products the Company offers for sale, amounted to approximately $0, $0, and $82,000 in 2001, 2000 and 1999, respectively.

   Goodwill

   Goodwill  represents the  difference  between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Goodwill is amortized on a straight-line basis over the estimated useful life as determined by events and circumstances of the business combination that gave rise to the goodwill. The Company assesses the recoverability of unamortized goodwill using the undiscounted projected future cash flows from the related businesses (note 6).

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

   Net Loss Per Share

   Basic net loss per share is based on the weighted average number of shares outstanding. Diluted net loss per share is based on the weighted average number of shares outstanding plus the dilutive effect of potential shares of common stock, as if such shares had been issued. For 2001, 2000 and 1999, no dilutive potential shares of common stock were added to compute diluted loss per share because the effect was anti-dilutive.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

   Reclassifications

   Certain reclassifications have been made to conform prior years' consolidated financial statements to the 2001 presentation.

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

   Accounting for the Impairment of Long-Lived Assets

   The Company follows the Statement of Financial  Accounting  Standard No. 121,
      "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Porta believes that there is no impairment of its long-lived assets except for goodwill as discussed in note 6.

   Use of Estimates

   The preparation of financial statements in accordance with generally accepted
      accounting   principles   requires   management  to  make   estimates  and
      assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable, inventory reserves, percentage of completion for long-term contracts, goodwill valuation and the deferred tax asset valuation allowance. Actual results could differ from those and other estimates.

   New Accounting Pronouncements

   In June 2001,  the  Financial  Accounting  Standards  Board  ("FASB")  issued
      Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. It also issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" in August 2001 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001.

   SFAS141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

   SFAS142 requires, among other things, that companies no longer amortize goodwill, but instead, test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $3,761,000. Currently, the Company is assessing, but has not yet determined, how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

   SFAS143  establishes  standards for the reporting of  obligations  associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective for fiscal years beginning after June 15, 2002 with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material effect on its consolidated results of operations.

   SFAS144 establishes a single  accounting model for the impairment or disposal of long-lived assets and new standards for reporting discontinued operations. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001 and in general are to be applied prospectively. The Company is currently evaluating the provisions of SFAS 144 but does not expect they will have a material effect on its consolidated results of operations upon adoption.

(2)   Liquidity

   As of December 31, 2001, Porta's debt included $22,095,000 of senior debt, which matured on January 7, 2002, and $6,144,000 of subordinated debt, which matured on July 3, 2001. The Company was unable to pay the principal ($6,144,000) or interest ($1,358,000) on the subordinated notes. The amount of interest represents interest from July 2000 through December 2001. At December 31, 2001, the Company did not have sufficient resources to pay either the senior lender or the subordinated lenders and it is likely that it cannot generate such cash from its operations, and the senior lender had precluded the Company from making payments on the subordinated debt.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

   On March 1, 2002, the Company and its senior lender agreed to an amended and restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $1,500,000. The agreement allows the Company to draw monies subject to the senior lender's receipt and approval of a weekly disbursement budget. However, the advances are at the discretion of the senior lender. Obligations under the new term loan bear interest at 12% per annum. The amended agreement establishes all indebtedness prior to March 1, 2002 as an old term loan in the amount of $22,610,000, which includes the balance due at December 31, 2001 plus accrued interest through March 1, 2002. The old term loan shall bear no interest until such time as the senior lender in its sole discretion notifies the Company that interest shall be payable. Both the new and old term loans are payable on December 31, 2002. As part of this agreement, the senior lender continues to preclude the Company from making any payments on indebtedness to any subordinated creditors, but the Company is not prohibited from paying accounts payable in the normal course of business. The agreement also requires the Company to diligently pursue the sale of one or more of its divisions and pay the net proceeds from such sale to the senior lender, which may not leave the Company with sufficient capital for its operations.

   The $1,500,000 being advanced by the Company's senior lender is being advanced at the discretion of the senior lender and such advances are dependent on, among other things, the perception of the senior lender that the Company is either stemming its losses or effecting a sale of one or more of its divisions. If the senior lender ceases funding Porta's operations, unless it has obtained alternative financing, the Company will be unable to continue in business. Furthermore, unless the Company obtains funding from another source, including the sale of one of more of its divisions, Porta will not be able to pay its senior lender on December 31, 2002, and Porta may not be able to continue in business.

   As of December 31, 2001, the Company had remaining outstanding $382,000 of 6%
      Debentures, net of original issue discount of $3,000, which mature July 2, 2002. The face amount of the outstanding 6% Debentures was $385,000. The interest accrued on the 6% Debentures is payable on July 1 of each year. Due to the restriction imposed by the Company's senior lender precluding it from making any payments on indebtedness to any subordinated debt holder, the Company was unable to pay the interest due on July 1, 2001. Thus, interest due at December 31, 2001 was $35,000. Additionally, the trustee has notified the Company that the non-payment of the interest caused an event of default.

   As of  December  31,  2001,  the  Company  had   outstanding   $6,144,000  of
      subordinated notes, all of which became due during 2001. The Company did not have the resources to pay, and it did not pay, either the principal or interest on the subordinated notes and is restricted by its senior lender from making such payments. The holder of a subordinated note in the principal amount of $500,000 has commenced an action seeking payment of the principal and interest on his note. However, the court recently denied the holder's motion for a summary judgment on the grounds that the terms of the note did not give him permission to obtain a judgment while the Company remained in default to the senior debt holder.

                                                                     (Continued)
                                      F-11

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

   As a result of its continuing financial difficulties:

      o the Company is having and may continue to have difficulty performing its obligations under its contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance; and

      o a number of creditors, including one holder of Porta's subordinated notes, as discussed above, have engaged attorneys or collection agencies or commenced legal actions against the Company, and some of them have obtained judgments against the Company, including a former landlord who has obtained a $400,000 judgment against the Company.

   The creditors include five former senior executives who have deferred compensation agreements with the Company. The total payments due under these agreements are approximately $1.9 million, of which $46,000 was due at December 31, 2001 and an additional $100,000 has become due in 2002. Other claimants who have already either commenced litigation or otherwise sought collection or have obtained a judgment against the Company are due approximately $600,000. If Porta is unable to reach a settlement with these creditors and others who have not yet brought claims, and these claimants obtain judgments against the Company or seek to enforce judgments against the Company, it may be necessary for it, or its senior lender may require it, to seek protection under the Bankruptcy Code.

   The Company is  seeking  to  address  its need  for  liquidity  by  exploring alternatives, including the possible sale of one or more of its divisions. During 2000 and 2001, the Company was engaged in discussions with respect to the possible sale of its divisions; however, those negotiations were terminated without an agreement having been reached. Although the Company is engaged in preliminary discussions with respect to a sale of one of its divisions, the Company has not signed any agreements with respect to such a sale, and it may not be able to sell any of its divisions on reasonable terms. Furthermore, if the Company sells a division, the agreement with the Company's senior lender requires it to pay the net proceeds to the senior lender. As a result of this provision and the Company's obligations to the holders of subordinated debt, unless the lenders consent to the Company retaining a portion of the net proceeds from any sale for its operations, the Company will not receive any significant amount, and may not receive any of the net proceeds from any such sale for working capital. During 2001 and early 2002, the Company has taken steps to reduce overhead and headcount. The Company will continue to look to reduce costs while it seeks additional business from new and existing customers. Because of its present stock price, it is highly unlikely that the Company will be able to raise funds through the sales of its equity securities, and Porta's financial condition prevents it from issuing debt securities. In the event that the Company is unable to extend its debt obligations and sell one or more of its divisions, it cannot be assured that the Company will be able to continue in operations. Furthermore, the Company believes that its losses and its financial position are having and will continue to have an adverse effect upon its ability to develop new business as competitors and potential customers question its ability both to perform its obligations under any agreements it may enter and to continue in business. The Company has been informally advised by British Telecommunications, which is one of its largest customers that, because of Porta's financial position, this customer will not place orders with the Company for its OSS products until it can demonstrate that it is financially viable. However, this customer continues to place orders for OSS maintenance and modest orders for line test products. The loss of this customer would have a material adverse effect upon the Company's operations.

   These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described above.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3) Accounts Receivable

   Accounts receivable  included  approximately  $500,000 and $0 at December 31,
      2001 and 2000, respectively, of revenues earned but not yet contractually billable relating to long-term contracts for specialized products. All such amounts at December 31, 2001 are expected to be billed in 2002. In addition, accounts receivable included approximately $311,000 and
      $1,197,000 at December 31, 2001 and 2000, respectively, of retainage balances due on various long-term contracts. All such amounts, net of reserves, at December 31, 2001 are expected to be collected in 2002 and all such amounts, net of reserves, at December 31, 2000, were collected in 2001. The allowance for doubtful accounts receivable was $2,168,000 and $2,477,000 as of December 31, 2001 and 2000, respectively. The allowance for doubtful accounts was increased by provisions of $0, $730,000, and $1,070,000 and decreased by write-offs of $309,000, $132,000, and $106,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

(4) Inventories

   Inventories consist of the following: December 31,

                                                     2001                 2000
                                                     ----                 ----
Parts and components                              $3,217,000           4,973,000
Work-in-process                                      192,000             543,000
Finished goods                                     1,797,000           1,634,000
                                                  ----------          ----------
                                                  $5,206,000           7,150,000
                                                  ==========          ==========

(5) Property, Plant and Equipment

   Property, plant and equipment consists of the following:

                                               December 31
                                            -----------------        Estimated
                                            2001         2000       useful lives
                                            ----         ----       ------------
Land                                    $  132,000       246,000         --
Buildings                                1,060,000     2,284,000     30 years
Machinery and equipment                  7,221,000     8,870,000    3-10 years
Furniture and fixtures                   2,557,000     2,700,000      8 years
Transportation equipment                    84,000       133,000      4 years
Tools and molds                          4,108,000     4,124,000      8 years
Leasehold improvements                     822,000       858,000   Term of lease
                                        ----------    ----------
                                        15,984,000    19,215,000
Less accumulated depreciation
   and amortization                     13,656,000    14,660,000
                                        ----------    ----------
                                        $2,328,000     4,555,000
                                        ==========    ==========

During 2001,  the Company sold its Glen Cove,  New York facility for  $1,850,000 and recognized a gain on the sale of $684,000, net of expenses of $180,000. Of the net proceeds of $1,670,000, $474,000 was used to reduce outstanding principal and $350,000 to reduce outstanding interest obligations to the Company's senior lender. The Company retained the remaining proceeds of $846,000 for working capital purposes.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(6) Goodwill

   As of December 31, 2001 and 2000, unamortized goodwill was $3,761,000 and $10,357,000, respectively. In December 2001, the Company determined that $5,802,000 of goodwill associated with its OSS business unit was impaired and as such recorded an impairment loss. This assessment was based on the continued decline in sales and losses generated by the business unit over the past several years and the declining prospects for additional sales of the products based on the older technology that originally gave rise to the goodwill. Additionally, there are presently no ongoing negotiations regarding the sale of the OSS division.

   During 2000 and 1999, in view of recent competitive developments in the telecommunications market place and Porta's changing business model in response, management reassessed the useful life of certain of its goodwill. At that time, in management's opinion, there was no impairment in the carrying value of this long-lived intangible asset (based upon an analysis of undiscounted future cash flows), and management determined that the useful life of the goodwill should be shortened to be more reflective of the current rate of technology change and competitive conditions. Accordingly, management changed the estimated useful life of certain goodwill from an original life of 40 years to a remaining life of 13 years in 1999 and 10 years in 2000, which changes were applied prospectively from the fourth quarters of 1999 and 2000. These changes in accounting estimate increased amortization expense in 2000 and in 1999 by approximately $25,000 and $58,000, respectively.

   Goodwill associated with one of Porta's other business units of $3,761,000 is amortized on a straight-line basis over a remaining life of 29 years. The Company has determined that there is no impairment of this asset.

(7) Senior Debt

   On December 31, 2001 and 2000, Porta's senior debt consisted of debt under its credit facility in the amount of $22,095,000 and $20,596,000, respectively, and a non-interest bearing deferred funding fee note payable to the senior lender in the amounts of $0 and $150,000, respectively. As of December 31, 2001, the total outstanding principal balance was due on January 7, 2002, and has been classified as a current liability. (See
      Note 2)

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

   During 2000,  the Company and its senior lender agreed to extend the loan and security agreement to July 3, 2001. As part of the agreement, Porta agreed to reduce the exercise price of outstanding warrants to purchase 471,000 shares of common stock held by its senior lender to $2.00 per share. The value of the reduction of the warrant price was $169,000 which was recorded as deferred financing expense and additional paid in capital in 2000. In addition, during 2000, the Company and its senior lender agreed to increase the revolving line maximum by $2,000,000 from $9,000,000 to $11,000,000 through January 1, 2001. As of December 31, 2000, the Company had borrowed $1,160,000 under the increased revolving line. As consideration, the Company issued to its senior lender a five-year warrant to purchase 100,000 shares of common stock at $2.00 per share. The value of the warrants issued was $129,000 which was recorded as deferred financing expense and additional paid in capital in 2000. The balance of the facility is comprised of a term loan. The credit facility is secured by substantially all of Porta's assets. All obligations, except undrawn letters of credit, letter of credit guarantees and the deferred fee notes, bear interest at 12%. The Company incurs a fee of 2% per annum on the average balance of letter of credit guarantees outstanding. In connection with the senior lender's waiver of non-compliance during 2000, the Company reduced from $2.00 per share to $1.00 per share, the exercise price of warrants to purchase 571,000 shares of common stock which are held by the lender. The value of the reduction in exercise price was $59,000 and recorded as deferred financing expense and additional paid in capital. Based upon the warrant transactions during 2000, additional non-cash interest expense of $289,000 was recognized. The agreement also provided for loan principal payments of $400,000 on the last day of each quarter during the term of the agreement. As part of the agreement, the loan amortization shall first be applied to the non-interest bearing notes payable until these notes are paid in full and then to the term loan. The agreement also requires the Company to pay additional principal payments if its cash flow exceeds certain amounts. A monthly facility fee payment of $50,000 continuing to the end of the agreement is also required.

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

   On the July 3, 2001, the loan expiration date, the Company did not have the resources to repay the loan, at which time the senior lender and the Company executed an extension agreement for approximately a one month period, which extensions continued monthly though February 2002.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

   Subsequent to December 31, 2001, the senior lender agreed to an amended and restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $1,500,000. The agreement allows the Company to draw monies subject to the senior lender's receipt and approval of a weekly disbursement budget. Any advances under this agreement are subject to the discretion of the senior lender. Obligations under the new term loan bear interest at 12%, which interest shall accrue monthly and be applied to the principal until September 1, 2002 when interest for the month of August 2002 shall be paid and interest shall continue to be paid each subsequent month. The agreement provides that all indebtedness prior to March 1, 2002 is reflected as an old term loan in the amount of $22,610,000, which includes the principal balance due at December 31, 2001 plus accrued interest though March 1, 2002. The old term loan bears no interest until such time as the senior lender in its sole discretion notifies the Company that interest shall be payable. Both the new and old term loans are due on December 31, 2002. Additionally, the senior lender has prohibited the Company from making any payments on indebtedness to any subordinated creditors, but the Company is not prohibited from paying accounts payable in the ordinary course of business. Finally, the agreement allows for standby letters of credit not to exceed a maximum of $573,000.

(8) 6% Convertible Subordinated Debentures

   As of December 31, 2001 and 2000 Porta had outstanding $382,000 and $376,000 of its 6% convertible subordinated debentures due July 1, 2002 (the "Debentures"), net of original issue discount of $3,000 and $9,000, respectively. The face amount of the outstanding Debentures was $385,000 at both December 31, 2001 and 2000. The Debentures are convertible at any time prior to maturity into Common Stock of the Company at a conversion rate of 8.333 shares for each $1,000 face amount of Debentures, subject to adjustment under certain circumstances. The Company has not paid interest on these Debentures since July 2000, and its senior lender prohibits it from making any payments of principal and interest (note 7). At December 31, 2001 and 2000, accrued interest on the debentures was $35,000 and $12,000, respectively. Subsequent to December 31, 2001, the trustee of the Debentures gave notice to the Company that it was in default under the indenture and the Debentures.

   (9) Subordinated Notes

   As of December 31, 2001 and 2000, $6,144,000 of Subordinated Notes were outstanding. As of December 31, 2001, $6,144,000 of principal and $1,358,000 of accrued interest were due and payable. However, Porta did not have the resources to pay the $6,144,000 principal and $1,358,000 of interest due on the subordinated debt. In addition, the senior lender had precluded the Company from making payments on the subordinated debt (note
      7). During 2001, one of the noteholders unsuccessfully attempted to obtain a judgment compelling the Company to pay the past due Notes and related interest (note 21).

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

   In connection  with a further  amendment of the  Subordinated  Notes in April
      2000, the Company agreed to issue to the noteholders New Warrants to purchase an aggregate of 127,500 shares of Common Stock at $3.00 per share, the value of which was determined to be $140,000 and recorded as deferred financing expenses and additional paid in capital in 2000. Additional non-cash interest expense of $84,000 was recorded during 2000 in connection with this transaction.

(10) Joint Venture

   The Company has a 50% interest in a joint venture agreement with a Korean partner. Unless otherwise terminated in accordance with the joint venture agreement, the joint venture will terminate on December 31, 2010. The
      Company's option to acquire an additional 1% interest of the joint venture, for approximately $190,000 expired during 2001. Prior to October 1, 2001, the Company consolidated the operations of the joint venture since the Company could obtain a controlling interest at its election and the joint venture was entirely dependent on the Company for the products it sells and receives management assistance from the Company. The joint venture partner's interest is shown as a minority interest through September 30, 2001. Based on the expiration of the option agreement, the reduced volume of products sold to the joint venture and reduced level of management assistance provided to the joint venture, Porta's share of the losses on its investment have been recorded on the equity method effective October 1, 2001. As such losses are in excess of Porta's investment, and Porta does not guaranty such excess losses, the investment in the joint venture is carried at $0 as of December 31, 2001.

(11) Stockholders' Equity

   Porta had  outstanding  warrants  to its senior  lender to  purchase  571,152 shares of common stock, which are immediately exercisable at $0.25 per share and for which 471,152 expire on November 30, 2002 and 100,000 expire on June 6, 2005.

   Porta had outstanding to an investment  banker  warrants to purchase  400,000 shares of common stock at $1.56 per share which expire April 2002.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

   See Note 9 in connection with the issuance of the Series B and C Warrants as part of the private placement of the subordinated Notes and the amendment of the terms of the Subordinated Notes and Series B and C Warrants.

   As of December 31, 2001, Porta had stock purchase warrants outstanding to purchase 15,000 shares of common stock at an exercise price of $1.8125 per share until May 2005 of which warrants to purchase 10,000 shares of common stock are immediately exercisable.

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

(12) Stockholder Rights Plan

   Porta has a Stockholder Rights Plan in which preferred stock purchase rights were distributed to stockholders as a dividend at the rate of one right for each common share. This plan has expired.

(13) Employee Benefit Plans

   Porta has deferred compensation agreements with certain present and former officers and employees, with benefits commencing at retirement equal to 50% of the employee's base salary, as defined. Payments under the agreements will be made for a period of fifteen years following the earlier of attainment of age 65 or death. During 2001, 2000 and 1999, Porta accrued approximately $166,000, $180,000 and $180,000, respectively, under these agreements.

   In 1986, Porta established the Porta Systems Corp. 401(k) Savings Plan for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. Porta will match a participant's contribution by an amount equal to 25% of the first 6% contributed by the participant. A participant is 100% vested in the balance to his credit. For the years ended December 31, 2001, 2000 and 1999, Porta's contribution amounted to $54,000, $72,000 and $93,000, respectively.

   In 1999, Porta established the Employee Stock Purchase Plan for the benefit of eligible employees, as defined in the Purchase Plan, which permits employees to purchase Porta's common stock at discounts up to 10%. Porta has reserved 1,000,000 shares of Porta stock for issuance under the plan. During 2001 and 2000, 130,256 and 84,804 shares, respectively, were issued pursuant to the Purchase Plan. Subsequent to December 31, 2001, Porta issued approximately 29,500 shares of stock to the participants of the Purchase Plan.

   Porta does not provide any other post-retirement benefits to any of its employees.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(14) Incentive Plans

   During 1999, Porta established an Employee Stock Bonus Plan whereby stock may be given to non-officers or directors to recognize the contributions of employees. A maximum of 100,000 shares of common stock is reserved for issuance pursuant to the Bonus Plan. During 1999 Porta issued 4,250 shares of common stock pursuant to the Bonus Plan and recorded a charge of approximately $8,000. No shares of common stock were issued pursuant to the Bonus Plan during 2001 and 2000.

   Porta's 1986 Stock Incentive Plan ("1986 Plan"), expired in March 1996, although options granted prior to the expiration date remain in effect in accordance with their terms. Options granted under the 1986 Plan may be incentive stock options, as defined in the Internal Revenue Code, or options that are not incentive stock options. The exercise prices for all options granted were equal to the fair market value at the date of grant.

   Porta's 1996 Stock Incentive Plan ("1996 Plan") covers 450,000 shares of common stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1996 Plan was approved. Options under the 1996 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1996 Plan. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1996 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 2,000 shares on May 1st of each year commencing May 1, 1996, based upon the average closing price of the last ten trading days of April of each year.

   Porta's 1998  Non-Qualified  Stock Option Plan ("1998 Plan")  covers  450,000 shares of common stock. Options under the 1998 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors.

   Porta's 1999  Incentive  and  Non-Qualified  Stock Option Plan ("1999  Plan")
      covers 400,000 shares of common stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1999 Plan was approved. Options under the 1999 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1999 Plan. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1999 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year; provided, however, that the non-management directors will not be granted non-qualified options pursuant to the 1999 Plan for any year to the extent options are granted under the 1996 Plan for such year.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

   During 1999, pursuant to an employment contract with an officer, Porta issued options to purchase 15,000 shares of common stock at $1.75 per share. The exercise prices approximated market value on the date of issuance. The options expire in May 2005. As of December 31, 2001, 10,000 of the options are vested.

   Porta applies APB  Opinion 25,  "Accounting  for Stock  Issued to  Employees"
      ("APB 25") and related Interpretations in accounting for the 1999, 1998, 1996 and 1986 Plans. Under APB 25, no compensation cost is recognized for options granted to employees at exercise prices greater than or equal to fair market value of the underlying common stock at the date of grant.

   Porta has adopted the  disclosure  only  provisions of Statement of Financial
      Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No.123") which requires the Company to provide, beginning with 1995 grants, pro forma information regarding net income (loss) and net income
      (loss) per common share (basic and diluted) as if compensation costs for Porta's stock option plans had been determined in accordance with the fair value method prescribed in SFAS No.123. If Porta had elected to recognize compensation costs based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and net loss per share (basic and diluted) would have been increased to the pro forma amounts indicated below:

      (Dollars in thousands, except per share data)

                                             2001          2000          1999
                                             ----          ----          ----
Pro forma net loss                         $(14,787)     $(10,393)     $(14,280)
Pro forma net loss per share (basic
  and diluted)                             $  (1.50)     $  (1.06)     $  (1.50)

   The weighted-average fair values of options granted were $0.23, $ 1.62 and $1.36 per share in 2001, 2000 and 1999, respectively.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2001, 2000 and 1999:

                                  2001              2000               1999
                                  ----              ----               ----
    Dividends:              $0.00 per share    $0.00 per share   $0.00 per share
    Volatility:             100%               57.64%-68.70%     45.80%-80.00%
    Risk-free interest:     4.22%-5.48%        5.54%-6.53%       4.50%-6.40%
    Expected term:          5 - 9.6 years        5 years           5 years

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      A summary of the status of Porta's stock option plans as of December 31, 2001, 2000, and 1999, and changes during the years ending on those dates is presented below:

                                                     2001                   2000                          1999
                                        -------------------------  -----------------------     ---------------------------
                                        Shares     Weighted        Shares     Weighted         Shares       Weighted
                                        Under      Average         Under       Average         Under        Average
                                        Option     Exercise Price  Option   Exercise Price     Option       Exercise Price
                                        ------     --------------  ------   --------------     ------       --------------
Outstanding beginning of year           949,713       $2.55        870,538       $2.51          907,965        $3.42
Granted                                  55,000        0.29        108,500        3.12           27,700         1.74
Exercised                                   --                      (6,000)       1.50            --
Forfeited                              (203,008)       2.58        (23,325)       2.80          (65,127)       15.04
                                        -------                    -------                      -------
Outstanding end of year                 801,705       $3.96        949,713       $2.55          870,538        $2.51
                                        =======                    =======                      =======
Options exercisable at year-end         698,105                    807,780                      799,238
                                        =======                    =======                      =======

   The following table summarizes information about stock options outstanding under the stock option plans at December 31, 2001:

                                     Options Outstanding                            Options Exercisable
                     --------------------------------------------------    ----------------------------------
    Range of         Outstanding    Remaining          Weighted-average    Exercisable       Weighted-Average
    Exercise Prices  at 12/31/01    Contractual Life   Exercise Price      at 12/31/01       Exercise Price
    ---------------  -----------    ----------------   --------------      -----------       --------------
    <$1.00              55,000      6.7 years              $0.29              31,000              $0.31
    $1.00 - 1.99       280,780      5.5 years              $1.51             280,613              $1.51
    $2.00 - 2.99        51,175      3.8 years              $2.25              50,375              $2.26
    $3.00 - 3.99       411,750      2.6 years              $3.24             333,117              $3.26
    $4.00 - 5.00         3,000      0.8 years              $5.00               3,000              $5.00

(15) Income Taxes

   The provision (benefit) for income taxes consists of the following:

                                2001                     2000                    1999
                       --------------------     --------------------    ---------------------
                       Current     Deferred     Current     Deferred    Current      Deferred
                       -------     --------     -------     --------    -------      --------
Federal              $      --        --              --       --            --       716,000
State and foreign     (203,000)       --         227,000       --        62,000        95,000
                     ---------        --       ---------       --     ---------     ---------
             Total   $(203,000)       --         227,000       --        62,000       811,000
                     =========        ==       =========       ==     =========     =========

   The domestic and foreign components of loss before provision for income taxes were as follows:

                                       2001             2000           1999
                                       ----             ----           ----
United States                     $(11,578,000)     (7,519,000)     (7,516,000)
Foreign                             (3,399,000)     (2,430,000)     (5,297,000)
                                  ------------      ----------     -----------
Loss before provision for
   income taxes                   $(14,977,000)     (9,949,000)    (12,813,000)
                                  ============      ==========     ===========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

   A reconciliation of Porta's income tax provision and the amount computed by applying the statutory U.S. federal income tax rate of 34% to loss from continuing operations before income taxes is as follows:

                                                                      2001            2000           1999
                                                                      ----            ----           ----
Tax expense (benefit) at statutory rate                            $(5,092,000)    (3,383,000)    (4,356,000)
Increase (decrease) in income tax benefit resulting from:
   Increase (decrease) in valuation allowance                        3,057,000      2,776,000      5,486,000
   State and foreign taxes, less applicable federal benefits          (211,000)      (127,000)      (368,000)
   Non-deductible goodwill impairment                                1,973,000             --             --
   Other expenses not deductible for tax                               333,000        345,000        152,000
   Foreign income taxed at rates
       Different from U.S. statutory rate                              (19,000)        25,000         (5,000)
   Estimated NOL adjustments, including Section 382 limitation              --        594,000             --
   Reversal of prior year's accrual                                   (262,000)
   Other                                                                18,000         (3,000)       (36,000)
                                                                   -----------    -----------    -----------
                                                                   $  (203,000)       227,000        873,000
                                                                   ===========    ===========    ===========

   Porta has unused United States tax net operating loss (NOL) carryforwards of approximately $89,000,000 expiring at various dates between 2009 and 2021. Due to the change in ownership which resulted from the conversion of Porta's Zero coupon subordinated convertible notes to common stock, Porta's usage of its NOL will be limited in accordance with Internal Revenue Code section 382. Porta's carryforward utilization of the NOL is limited to $1,767,000 per year. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). In addition, Porta has foreign NOL carryforwards of approximately $5,700,000 with indefinite expiration dates.

   Porta's United States net operating loss carryforwards (after limitations as described above) expire in the following years:

                       2009                       $ 4,106,000
                       2010                        18,880,000
                       2011                           884,000
                       2018                            37,000
                       2019                         7,546,000
                       2020                         8,441,000
                       2021                         3,961,000
                                                  -----------
                                                  $43,855,000
                                                  ===========

   The components of the deferred tax assets, the net balance of which zero after the valuation allowance, as of December 31, 2001 and 2000 are as follows:

                                                        2001           2000
                                                        ----           ----
    Deferred tax assets:
       Inventory                                   $  1,370,000       1,211,000
       Allowance for doubtful accounts receivable       835,000         828,000
       Benefits of tax loss carryforwards            18,734,000      16,622,000
       Benefit plans                                    633,000         845,000
       Accrued commissions                              619,000         581,000
       Other                                            917,000         390,000
       Depreciation                                     818,000         392,000
                                                   ------------    ------------
                                                     23,926,000      20,869,000
       Valuation allowance                          (23,926,000)    (20,869,000)
                                                   ------------    ------------
                                                   $         --              --
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

   Because of Porta's losses in 2001 and 2000, a valuation allowance for the entire deferred tax asset was provided due to the uncertainty as to future realization.

   The income tax returns of Porta and its  subsidiary operating  in Puerto Rico were examined by the IRS for the tax year ended December 31, 1989. As a result of this examination, the IRS increased the Puerto Rico subsidiary's taxable income resulting from intercompany transactions, with a corresponding increase in Porta's net operating losses. The settlement amounted to approximately $953,000. Porta is currently in a structured settlement with the IRS, which is reviewed annually, whereby monthly payments will be made to liquidate the settlement. The aggregate annual amounts payable by Porta, including interest on the unpaid amounts at a current rate of 7%, is $240,000 in 2001. As of December 31, 2001, Porta has not made all the required payments through that date under the settlement and has been in correspondence with the IRS to obtain an offer in compromise. As of December 31, 2001, $274,000 remains outstanding.

   No provision was made for U.S. income taxes on the undistributed earnings of Porta's foreign subsidiaries as it is management's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 2001, undistributed earnings of the foreign subsidiaries amounted to approximately $1,186,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

(16) Leases

   At December 31, 2001, Porta and its subsidiaries leased manufacturing and administrative facilities, equipment and automobiles under a number of operating leases. Porta is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 2001, 2000, and 1999 amounted to approximately $793,000, $1,357,000 and
      $874,000, respectively. All rental expense related to the Company's North Carolina facility, which has been vacated, were accrued in 2000. The landlord of the North Carolina facility has obtained a $400,000 judgment against the Company. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

                      2002                      $1,005,000
                      2003                         774,000
                      2004                         720,000
                      2005                         555,000
                      2006                         222,000
                      Thereafter                 2,914,000
                                                ----------
                                                $6,190,000
                                                ==========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(17) Contingencies

   At December 31, 2001, Porta was contingently  liable for outstanding  letters
      of  credit  aggregating   approximately   $573,000  as  security  for  the
      performance of certain long-term contracts.

   Porta is a party to legal actions arising out of the ordinary conduct of its business. Management believes that the settlement of these matters will not have a materially adverse effect on the financial position of the Company (note 21).

   As a result of the Company's continuing financial difficulties, a number of creditors have engaged attorneys or collection agencies or commenced legal actions against the Company, and some of them have obtained judgments against the Company, including a former landlord of the North Carolina facility, which has obtained a $400,000 judgment against the Company (note
      15). The creditors include five former senior executives who have deferred compensation agreements with the Company. The total payments due under these agreements are approximately $1.9 million, of which $46,000 was due at December 31, 2001 and an additional $100,000 has become due in 2002. Other claimants who have already either commenced litigation or otherwise sought collection or have obtained a judgment against the Company are due approximately $600,000.

(18) Major Customers

   During the years ended December 31, 2001, 2000 and 1999, Porta's five largest customers accounted for sales of $13,444,000, or approximately 48% of sales, $28,323,000, or approximately 55% of sales, and $19,700,000, or approximately 51% of sales, respectively. Porta's largest customer in 2001 with sales of $3,485,000, or approximately 12% of sales, was Philippines Long Distance Telephone (PLDT). However, Porta's sales to British Telecommunications plc ("BT") directly of $3,339,000, approximately 12% of sales, and through Fujitsu Telecommunications Europe LTD ("FTEL") as purchasing agent to BT of $3,200,000, approximately 11% of sales in 2001, combined for sales of $6,539,000, approximately 23% of sales, in 2001. Porta's largest customer in 2000 with sales of $12,051,000, or approximately 24% of sales, was Fujitsu Telecommunications Europe LTD ("FTEL"). A significant amount of sales of the Company's products for use by British Telecommunications plc ("BT") were sold to FTEL as purchasing agent to BT. Porta's largest customer in 1999 was BT. Direct sales to BT for the year ended December 31, 2001, 2000 and 1999 amounted to $3,339,000, $5,098,000 and $7,825,000, respectively, or approximately 12%,
      10% and 20%, respectively, of Porta's sales for such years. Direct sales to FTEL for the year ended December 31, 2001 and 2000 amounted to $3,200,000, and $12,051,000, respectively, or approximately 11% and 24%, respectively, of Porta's sales for such years. Therefore, any significant interruption or decline in sales to FTEL or BT may have a materially adverse effect upon Porta's operations. During 2000, sales to a Mexican telephone company were $5,507,000, or approximately 11% of sales. No other customers account for 10% or more of Porta's sales for any year.
      Approximately 19% and 26%, respectively, of Porta's accounts receivable are due from the five largest customers as of December 31, 2001 and 2000, respectively.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(19) Fair Values of Financial Instruments

   Cash equivalents, accounts receivable, accounts and notes payable, and short-term loans are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

   The fair value of Porta's long-term debt cannot be reasonably estimated due to the lack of marketability of such instruments.

(20) Net Loss Per Share

   The following table sets forth the computation of basic and diluted net loss per share:

                                                            2001           2000             1999
                                                            ----           ----             ----
      Numerator-Basic and diluted
          Net loss per share:
              Net loss                                 $(14,774,000)   $(10,176,000)   $(13,686,000)
                                                       ============    ============    ============
      Denominator:

         Denominator for basic and diluted net loss
            per share -weighted-average shares            9,878,000       9,763,000       9,489,000
                                                       ============    ============    ============
         Basic per share amounts:
           Net loss per share of common stock          $      (1.50)   $      (1.04)   $      (1.44)
                                                       ============    ============    ============
         Diluted per share amounts:
           Net loss per share of common stock          $      (1.50)   $      (1.04)   $      (1.44)
                                                       ============    ============    ============


   Options to purchase 806,705, 649,733 and 638,508 shares of common stock for 2001, 2000 and 1999, respectively, with exercise prices ranging from $0.22 to $5.00, $1.69 to $5.00 and $1.69 to $5.00 for 2001, 2000 and 1999,
      respectively, were outstanding but not included in the computation of diluted net loss per share because the exercise prices were greater than the average market price of common stock during such years.

   Warrants to purchase 1,776,152, 195,500 and 913,000 shares of common stock for 2001, 2000 and 1999, respectively, with exercise prices ranging from $0.25 to $1.81, $1.81 to $17.50 and $1.56 to $17.50 for 2001, 2000 and
      1999, respectively, were outstanding but not included in the computation of diluted net loss per share because the exercise prices were greater than the average market price of common stock during such years.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(21) Legal Matters

   In July 2001,  the holder of a subordinated  note in the principal  amount of
      $500,000 commenced an action against the Company in the United States District Court for the Southern District of New York seeking payment of the principal and accrued interest on their subordinated notes which were payable in July 2001. The payment of the note is subordinated to payment of the Company's senior debt and the Company believes that the subordination provision of the note prohibits payment by the Company. The plaintiffs' motion for a summary judgment was recently denied by the court on the grounds that the terms of the note did not give them permission to obtain a judgment while Porta remained in default to the senior debt holder. The Company's obligations under the subordinated notes are reflected as current liabilities on the Company's balance sheet.

   In March 2000, the Company  suspended  (with pay) Messrs.  Ronald Wilkins and
      Michael Bahlo, two of its executive officers, from their positions pending completion of the Company's investigation of certain matters that had come to its attention. Prior to the completion of this investigation, however, these two executives accepted positions with another company and thereby voluntarily resigned from their positions with the Company. In February 2001, these two executives, together with a third former executive officer, Mr. Michael Lamb, who similarly resigned from his position with the Company, filed suit in the Supreme Court for the State of New York, County of New York. The complaint asserts various claims against the Company based on the allegation that each of these three executives was improperly terminated from his employment without cause, and seeks compensatory damages, liquidating damages and attorney's fees. The Company has filed an answer and counterclaim against the plaintiffs. The Company believes that it has valid defenses to the claims and intends to defend this action vigorously and to assert counterclaims against these former executives.

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

   See Note 16, in connection with a judgment by a former landlord, and Note 17, in connection with claims against the Company by creditors.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(22) Cash Flow Information

   (1) Supplemental cash flow information for the years ended December 31, is as follows:

                                                2001       2000      1999
                                                ----       ----      ----
      Cash paid for interest                   $ 933      3,763      3,117
                                               =====      =====      =====
      Cash paid for income taxes               $ 131        183        379
                                               =====      =====      =====

      (2) Non-cash transactions:

            (i) In 1999, in connection with advisory services provided by an investment banking firm, the Company issued 150,000 shares of common stock valued at approximately $113,000 (notes 7 and 10).

            (ii) In 1999, Porta incurred a non-cash charge of $56,000 as a result of the reduction in the exercise price of the Series B and Series C Warrants (note 9).

            (iii) In 2000, Porta incurred a non-cash charge of $140,000 as a result of the issuance New Warrants (note 9).

            (iv) In 2000, Porta incurred a non-cash charge of $169,000 as a result of the reduction in the exercise price of the Warrants issued to its senior lender (note 7).

            (v) In 2000, Porta incurred a non-cash charge of $129,000 as a result of Warrants issued to its senior lender in connection with an increase in its revolving line of credit to its senior lender (note
            7).

            (vi) In 2000, Porta incurred a non-cash charge of $59,000 as a result of the reduction in the exercise price of the Warrants issued to its senior lender in connection with a waiver of default (note
            7).

            (vii) In 2001, Porta incurred a non-cash charge of $39,000 as a result of the reduction in the exercise price of the Warrants issued to its senior lender in connection with an agreement to add all current and future interest due to the principal balance through the loan expiration date (note 7).

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(23) Segment and Geographic Data

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

                                           2001            2000            1999
                                           ----            ----            ----
      Revenue:
            Line                      $ 12,756,000    20,546,000     18,189,000
            OSS                          8,874,000    22,296,000     14,254,000
            Signal                       5,737,000     7,644,000      6,328,000
                                      ------------    ----------    -----------
                                      $ 27,367,000    50,486,000     38,771,000
                                      ============    ==========    ===========
      Segment profit:
            Line                      $  1,275,000     3,665,000      3,582,000
            OSS                        (10,518,000)   (6,201,000)   (10,650,000)
            Signal                       1,449,000     2,088,000      1,884,000
                                      ------------    ----------    -----------
                                      $ (7,794,000)     (448,000)    (5,184,000)
                                      ============    ==========    ===========
      Depreciation and amortization:
            Line                      $    374,000       424,000        505,000
            OSS                          1,262,000     1,262,000        881,000
            Signal                         166,000       162,000        199,000
                                      ------------    ----------    -----------
                                      $  1,802,000     1,848,000      1,585,000
                                      ============    ==========    ===========
      Total identifiable assets:
            Line                      $  5,990,000     8,508,000      7,921,000
            OSS                          4,268,000    14,942,000     21,637,000
            Signal                       5,557,000     6,591,000      7,965,000
                                      ------------    ----------    -----------
                                      $ 15,815,000    30,041,000     37,523,000
                                      ============    ==========    ===========
      Capital expenditures:
            Line                      $    132,000       340,000        415,000
            OSS                             55,000     1,132,000        670,000
            Signal                               0        45,000         27,000
                                      ------------    ----------    -----------
                                      $    187,000     1,517,000      1,112,000
                                      ============    ==========    ===========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

   The following table reconciles segment totals to consolidated totals:

                                                             2001           2000            1999
                                                             ----           ----            ----
      Revenue:
         Total revenue for reportable segments          $ 27,367,000      50,486,000      38,771,000
         Other revenue                                       695,000         654,000         165,000
                                                        ------------    ------------    ------------
      Consolidated total revenue                        $ 28,062,000      51,140,000      38,936,000
                                                        ============    ============    ============
      Operating loss:
         Total segment loss for reportable segments     $ (7,794,000)       (448,000)     (5,184,000)
         Corporate and unallocated                        (3,659,000)     (4,705,000)     (4,525,000)
                                                        ------------    ------------    ------------
      Consolidated total operating loss                 $(11,453,000)     (5,153,000)     (9,709,000)
                                                        ============    ============    ============
      Depreciation and amortization:
         Total for reportable segments                  $  1,802,000       1,848,000       1,585,000
         Corporate and unallocated                           107,000          63,000          92,000
                                                        ------------    ------------    ------------
      Consolidated total deprecation and amortization   $  1,909,000       1,911,000       1,677,000
                                                        ============    ============    ============
      Total assets:
         Total for reportable segments                  $ 15,815,000      30,041,000      37,523,000
         Corporate and unallocated                         2,018,000       4,133,000       5,925,000
                                                        ------------    ------------    ------------
      Consolidated total assets                         $ 17,833,000      34,174,000      43,448,000
                                                        ============    ============    ============
      Capital expenditures:
         Total for reportable segments                  $    187,000       1,517,000       1,112,000
         Corporate and unallocated                             9,000          16,000          79,000
                                                        ------------    ------------    ------------
      Consolidated total capital expenditures           $    196,000       1,533,000       1,191,000
                                                        ============    ============    ============

   The following table presents information about the Company by geographic area:

                                           2001           2000          1999
                                           ----           ----          ----
      Revenue:
            United States               $12,999,000    17,225,000    14,368,000
            United Kingdom                8,060,000    20,244,000    15,673,000
            Asia/Pacific                  4,552,000     5,429,000     4,159,000
            Other Europe                  1,761,000     2,482,000     3,130,000
            Latin America                   288,000       146,000     1,257,000
            Other North America             357,000     5,570,000       296,000
            Other                            45,000        44,000        53,000
                                        -----------   -----------   -----------
      Consolidated total revenue        $28,062,000    51,140,000    38,936,000
                                        ===========   ===========   ===========

      Consolidated long-lived assets:
            United States               $ 5,301,000    12,115,000    12,011,000
            United Kingdom                  583,000     1,107,000     2,398,000
            Other North America             523,000       568,000       618,000
            Asia/Pacific                          0       612,000       200,000
            Latin America                     8,000        14,000        35,000
            Other                             2,000         3,000         8,000
                                        -----------   -----------   -----------
                                          6,417,000    14,419,000    15,270,000
         Current and other assets        11,416,000    19,755,000    28,178,000
                                        -----------   -----------   -----------
      Consolidated total assets         $17,833,000    34,174,000    43,448,000
                                        ===========   ===========   ===========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(24) Quarterly Information (Unaudited)

   The following presents certain unaudited quarterly financial data:

                                                               Quarter Ended
                                   --------------------------------------------------------------------
                                   March 31, 2001  June 30, 2001  September 30, 2001  December 31, 2001
                                   --------------  -------------  ------------------  -----------------
      Net sales                      $ 7,042,000    $ 8,915,000      $ 6,039,000        $ 6,066,000
      Gross profit                     1,414,000      2,925,000        1,503,000          2,250,000
      Net income (loss)               (3,233,000)    (2,511,000)      (1,898,000)        (7,132,000)
      Net income (loss) per share:
          Basic                           $(0.33)        $(0.25)          $(0.19)            $(0.73)
          Diluted                         $(0.33)        $(0.25)          $(0.19)            $(0.73)

                                                               Quarter Ended
                                   --------------------------------------------------------------------
                                   March 31, 2000  June 30, 2000  September 30, 2000  December 31, 2000
                                   --------------  -------------  ------------------  -----------------
      Net sales                      $15,928,000    $13,828,000      $11,195,000        $10,189,000
      Gross profit                     5,716,000      3,570,000        2,852,000          3,112,000
      Net income (loss)                  306,000     (2,887,000)      (3,156,000)        (4,439,000)
      Net income (loss) per share:
          Basic                            $0.03         $(0.30)          $(0.32)            $(0.45)
          Diluted                          $0.03         $(0.30)          $(0.32)            $(0.45)

                                                               Quarter Ended
                                   --------------------------------------------------------------------
                                   March 31, 1999  June 30, 1999  September 30, 1999  December 31, 1999
                                   --------------  -------------  ------------------  -----------------
      Net sales                      $ 9,526,000    $ 9,109,000      $ 8,397,000        $11,904,000
      Gross profit                     2,811,000      2,639,000        1,878,000          2,656,000
      Net loss                        (1,744,000)    (2,940,000)      (3,999,000)        (5,003,000)
      Net loss per share:
          Basic                           $(0.18)        $(0.31)          $(0.42)            $(0.53)
          Diluted                         $(0.18)        $(0.31)          $(0.42)            $(0.53)

   Net loss for the quarter ended December 31, 2001 reflects an impairment loss on goodwill of $5,802,000 associated with OSS operations (note 6).

   Net loss for the quarter ended December 31, 2000 reflects an accrual associated with the reduction of overhead and headcount, and consolidation of OSS operations of approximately $900,000.