Form 10-Q
period 2002-03-31
PORTA SYSTEMS CORP
filed 2002-05-15
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

        Common stock (par value $0.01) 9,976,964 shares as of May 7, 2002

                               [table of contents]

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements
                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                               March 31,    December 31,
                                                                                  2002         2001
                                                                              ----------    -----------
                                 Assets                                       (Unaudited)

Current assets:
     Cash and cash equivalents                                                  $    469    $  1,204
     Accounts receivable - trade, less allowance for doubtful accounts             4,850       4,284
     Inventories                                                                   4,396       5,206
     Prepaid expenses and other current assets                                     1,194         852
                                                                                --------    --------
                  Total current assets                                            10,909      11,546

      Property, plant and equipment, net                                           2,154       2,328
      Goodwill, net                                                                3,761       3,761
      Other assets                                                                    73         198
                                                                                --------    --------
                  Total assets                                                  $ 16,897    $ 17,833
                                                                                --------    --------

                  Liabilities and Stockholders' Deficit

Current liabilities:
      Senior debt                                                               $ 23,776    $ 22,095
      Subordinated notes                                                           6,144       6,144
      6% convertible subordinated debentures                                         384         382
      Accounts payable                                                             6,708       7,023
      Accrued expenses                                                             3,795       3,417
      Accrued interest payable                                                     1,929       1,593
      Accrued commissions                                                          1,193       1,607
      Accrued deferred compensation                                                  196         196
      Income taxes payable                                                           301         314
      Short-term loans                                                                10          11
                                                                                --------    --------
                  Total current liabilities                                       44,436      42,782
                                                                                --------    --------

Deferred compensation                                                                924         900
                                                                                --------    --------
                  Total long-term liabilities                                        924         900
                                                                                --------    --------

                  Total liabilities                                               45,360      43,682
                                                                                --------    --------

Stockholders' deficit:
      Preferred stock, no par value; authorized 1,000,000 shares, none issued         --          --
      Common stock, par value $.01; authorized 20,000,000 shares, issued
      9,976,964 and 9,947,421 shares at March 31, 2002 and December 31, 2001         100          99
       Additional paid-in capital                                                 76,057      76,056
       Accumulated deficit                                                       (98,546)    (95,909)
       Accumulated other comprehensive loss:
               Foreign currency translation adjustment                            (4,136)     (4,157)
                                                                                --------    --------
                                                                                 (26,525)    (23,911)
        Treasury stock, at cost                                                   (1,938)     (1,938)
                                                                                --------    --------
                  Total stockholders' deficit                                    (28,463)    (25,849)
                                                                                --------    --------
                  Total liabilities and stockholders' deficit                   $ 16,897    $ 17,833
                                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
    Unaudited Consolidated Statements of Operations and Comprehensive (Loss)
                      (In thousands, except per share data)

                                                            Three Months Ended
                                                            March 31,  March 31,
                                                              2002       2001
                                                            -------    --------

Sales                                                       $ 4,744    $ 7,042
Cost of sales                                                 3,866      5,628
                                                            -------    -------
     Gross profit                                               878      1,414

Selling, general and administrative expenses                  1,868      2,578
Research and development expenses                               759      1,187
                                                            -------    -------
         Total expenses                                       2,627      3,765
                                                            -------    -------

         Operating loss                                      (1,749)    (2,351)

Interest expense                                               (874)    (1,003)
Interest income                                                   2         16
Other income (expense), net                                      (3)        28
                                                            -------    -------

         Loss before income taxes and minority interest      (2,624)    (3,310)

Income tax expense                                              (13)       (15)
Minority interest                                                --         92
                                                            -------    -------

Net loss                                                    $(2,637)   $(3,233)
                                                            =======    =======

Other comprehensive income, net of tax:

         Foreign currency translation adjustments                21          3

Comprehensive loss                                          $(2,616)   $(3,230)
                                                            =======    =======

Per share data:

Basic per share amounts:

         Net loss per share of common stock                 $ (0.26)   $ (0.33)
                                                            =======    =======

         Weighted average shares outstanding                  9,972      9,836
                                                            =======    =======
Diluted per share amounts:

         Net loss per share of common stock                 $ (0.26)   $ (0.33)
                                                            =======    =======

         Weighted average shares outstanding                  9,972      9,836
                                                            =======    =======

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          Three Months Ended
                                                                         March 31,    March 31,
                                                                           2002         2001
                                                                         -------     ---------
Cash flows from operating activities:
     Net (loss)                                                          $(2,637)    $(3,233)
     Adjustments to reconcile net (loss) to net cash
       used in operating activities:
         Non-cash financing expenses                                          --          61
         Depreciation and amortization                                       167         439
         Amortization of debt discounts                                        2           2
         Minority interest                                                    --         (92)
          Changes in operating assets and liabilities:
         Accounts receivable                                                (566)       (297)
         Inventories                                                         810         387
         Prepaid expenses  and other current assets                         (342)       (696)
         Other assets                                                        125         365
         Accounts payable, accrued expenses and other liabilities             14       1,507
                                                                         -------     -------
              Net cash used in operating activities                       (2,427)     (1,557)
                                                                         -------     -------
Cash flows from investing activities:
         Capital expenditures, net                                            (5)        (36)
                                                                         -------     -------
              Net cash used in investing activities                           (5)        (36)
                                                                         -------     -------

Cash flows from financing activities:
         Proceeds from senior debt                                         1,681          --
         Repayments of senior debt                                            --        (400)
         Proceeds from exercised options and warrants                          2          16
         Repayments of short term loans                                       (1)         (1)
                                                                         -------     -------
              Net cash provided by (used in) financing activities          1,682        (385)
                                                                         -------     -------

     Effect of exchange rate changes on cash                                  15           9
                                                                         -------     -------

     Decrease in cash and cash equivalents                                  (735)     (1,969)

     Cash and equivalents - beginning of the year                          1,204       2,366
                                                                         -------     -------

     Cash and equivalents - end of the period                            $   469     $   397
                                                                         -------     -------
     Supplemental cash flow disclosure:

         Cash paid for interest expense                                  $     6     $   726
                                                                         =======     =======

         Cash paid for income taxes                                      $    27     $    77
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

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2001. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2001 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. Results for the first three months of 2002 are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market. The composition of inventories at the end of the respective periods is as follows:

                                   March 31, 2002            December 31, 2001
                                   --------------            -----------------
                                                 (in thousands)
         Parts and components          $2,402                      $3,217
         Work-in-process                  389                         192
         Finished goods                 1,605                       1,797
                                       ------                      ------
                                       $4,396                      $5,206
                                       ======                      ======

Note 3: Senior Debt

      On March 31, 2002, the Company's debt to its senior lender was $23,776,000. During the three months then ended, the Company borrowed $1,681,000. The current agreement with the senior lender, as amended in March 2002 and described below, expires on December 31, 2002 and, accordingly, the senior debt has been classified as a current liability at March 31, 2002.

      In March 2002, the senior lender agreed to an amended and restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $1,500,000. The agreement allows the Company to draw monies subject to the senior lender's receipt and approval of a weekly disbursement budget. Advances under this agreement are subject to the sole and absolute discretion of the senior lender. As of April 22, 2002, the Company had drawn down the full amount of the new term loan. On May 10, 2002, the senior lender agreed to a further amendment to the loan and security agreement to permit the Company to borrow up to an additional $750,000. Obligations under the new term loan bear interest at 12%, and principal and interest on the note are due on December 31, 2002, which interest shall accrue monthly and be applied to the principal until September 1, 2002 when interest for the month of August 2002 shall be paid and interest shall continue to be paid each subsequent month. The agreement provides that all indebtedness prior to March 1, 2002 is reflected as an old term loan in the amount of $22,610,000, which includes the principal balance due at December 31, 2001 plus accrued interest though March 1, 2002. The old term loan bears no interest from March 1, 2002 until such time as the senior lender in its sole discretion notifies the Company that the old term loan shall thereafter accrue interest which shall be payable. Both the new and old term loans are due on December 31, 2002.

      Additionally, the senior lender has prohibited the Company from making any payments on indebtedness to any subordinated creditors, but the Company is not prohibited from paying accounts payable in the ordinary course of business. Finally, the agreement allows for standby letters of credit not to exceed a maximum of $573,000.

Note 4: Subordinated Notes

      As of March 31, 2002, the Company has outstanding $6,144,000 of subordinated notes and $1,588,000 of accrued interest, which were due and payable. These notes matured in January and July 2001; however, the Company did not have the resources to pay the $6,144,000 principal and $1,588,000 of interest due on the subordinated debt. In addition, the senior lender had precluded the Company from making payments on the subordinated debt (Note 3).

Note 5: Sale of Ownership in Joint Venture

      As of December 31, 2001, we had a 50% ownership interest in Woo Shin Electro Systems Co, a Korean company ("Woo Shin"). In April 2002, we sold our interest in Woo Shin for $450,000 to Mr. J.C. Jun, the owner of the other 50% of Woo Shin. Payment was made by the forgiveness of commissions, totaling $450,000, which the Company owed to a company owned by Mr. Jun with respect to sales made by Woo Shin.

Note 6: Recent Accounting Pronouncements

      The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. Effective January 1, 2002, the Company ceased amortization of goodwill resulting in a decrease of $198,000 in amortization for the three months ended March 31, 2002 compared to the same period in 2001. Instead of amortizing goodwill over a fixed period of time, the Company will measure the fair value of the acquired business at least annually to determine if goodwill has been impaired. In addition, the Company will complete the first step of the goodwill transitional impairment test by June 30, 2002, which requires determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. The Company will not be able to determine the impact of SFAS 142 on its consolidated financial statements until such time as it applies all of its provisions. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change in accounting principle for the quarter ending June 30, 2002. Any subsequent impairment losses will be reflected in operating income (loss) in the statement of operations.

      The following schedule presents net loss, basic net loss per share and diluted net loss per share, exclusive of goodwill amortization expense, for the three months ended March 31, 2001, for which the standard had not been adopted.

                                                              Three Months Ended
                                                                March 31, 2001
                                                              ------------------
                                                                (In thousands)

Reported net loss .........................................        $(3,233)
Add back:  Goodwill amortization ..........................            198
                                                                   -------
Adjusted net loss .........................................        $(3,035)
                                                                   =======

Basic net loss per share:
         Reported net loss ................................        $ (0.33)
         Goodwill amortization ............................           0.02
                                                                   -------
Adjusted net loss per share ...............................        $ (0.31)
                                                                   =======

Diluted net loss per share:
         Reported net loss ................................        $ (0.33)
         Goodwill amortization ............................           0.02
                                                                   -------
Adjusted diluted net loss per share .......................        $ (0.31)
                                                                   =======

      In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. The Statement provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria required to classify an asset as held-for-sale. Under the Statement, more dispositions will qualify for discontinued operations treatment in the statement of operations, which requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred. The Statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect at this time that the adoption of SFAS 144 will have a material impact on its consolidated financial statements.

Note 7: Segment Data

      The Company has three reportable segments: Line Connection and Protection Equipment ("Line") whose products interconnect copper telephone lines to switching equipment and provide fuse elements that protect telephone equipment and personnel from electrical surges; Operating Support Systems ("OSS") whose products automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment; and Signal Processing ("Signal") whose products are used in data communication devices that employ high frequency transformer technology.

      The factors used to determine the above segments focused primarily on the types of products and services provided, and the type of customer served. Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

      There has been no significant change from December 31, 2001 in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company's assets.

                                                    Three Months Ended
                                        March 31, 2002         March 31, 2001
                                        --------------         --------------
      Sales:
            Line                         $  1,470,000            $ 3,848,000
            OSS                             2,045,000              1,365,000
            Signal                          1,076,000              1,652,000
                                         ------------            -----------
                                         $  4,591,000            $ 6,865,000
                                         ============            ===========

      Segment profit (loss):
            Line                         $   (661,000)           $   536,000
            OSS                              (279,000)            (2,314,000)
            Signal                            107,000                345,000
                                         ------------            -----------
                                         $   (833,000)           $(1,433,000)
                                         ============            ===========

The following table reconciles segment totals to consolidated totals:

                                                  Three Months Ended
                                        March 31, 2002          March 31, 2001
                                        --------------          --------------
      Sales:
         Total revenue for reportable
           segments                      $  4,591,000            $ 6,865,000
         Other revenue                        153,000                177,000
                                         ------------            -----------
         Consolidated total revenue      $  4,744,000            $ 7,042,000
                                         ============            ===========

      Operating loss:
         Total segment loss for
           reportable segments           $   (833,000)           $(1,433,000)
         Corporate and unallocated           (916,000)              (918,000)
                                         ------------            -----------
         Consolidated total
           operating loss                $ (1,749,000)           $(2,351,000)
                                         ============            ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                              Three Months Ended
                                                                  March 31,
                                                              2002         2001
                                                              ----         ----
Sales                                                         100%         100%
Cost of Sales                                                  82%          80%
Gross Profit                                                   18%          20%
Selling, general and administrative expenses                   39%          36%
Research and development expenses                              16%          17%
     Operating loss                                           (37%)        (33%)
Interest expense - net                                        (18%)        (14%)
Other                                                           0%           0%
Minority interest                                              --            1%
Net (loss)                                                    (55%)        (46%)

      The Company's sales by product line for the periods ended March 31, 2002 and 2001 are as follows:

                                           Three Months Ended March 31,
                                                      $(000)
                                                2002            2001
                                                ----            ----

Line connection/protection equipment       $1,470   31%     $3,848   55%
OSS equipment                               2,045   43%      1,365   19%
Signal Processing                           1,076   23%      1,652   23%
Other                                         153    3%        177    3%
                                           -----------      -----------
                                           $4,744  100%     $7,042  100%
                                           ===========      ===========

Results of Operations

      Our sales for the quarter ended March 31, 2002 were $4,744,000 representing a decrease of $2,298,000 (33%) compared to the quarter ended March 31, 2001 of $7,042,000. The overall decrease in sales reflects reduced sales of Line and Signal equipment partially offset by increased sales from OSS.

      Line equipment sales decreased by $2,378,000 (62%) from $3,848,000 for the March 2001 quarter to $1,470,000 for the March 2002 quarter. The reduced sales level reflected a decrease in volume of sales to United States and United Kingdom customers. The ability to sell line equipment products reflects both the Company's weak financial position as well as the general slowdown in the telecommunications industry.

      OSS sales increased by $680,000 (50%) from $1,365,000 for the quarter ended March 31, 2001 to $2,045,000 for the quarter ended March 31, 2002. The increased sales resulted from higher levels of contract completion during the current quarter as compared to the same quarter last year.

      Signal processing revenue for the quarter ended March 31, 2002 compared to 2001 decreased by $576,000 (35%) from $1,652,000 to $1,076,000. The decrease in sales primarily reflects delays in the receipt of certain anticipated contracts and the continued slowdown in the order rate from customers during the first quarter of 2002.

      Gross margin for the March 2002 quarter was 18% compared to 20% for the March 2001 quarter. This decline in gross margin is attributable to the decreased level of sales. Because of the low volume of sales, the Company was unable to absorb certain fixed expenses associated with the Line and Signal units.

      Selling, general and administrative expenses decreased by $710,000 (28%) from $2,578,000 in the March 2001 quarter to $1,868,000 in the March 2002 quarter. This decrease relates primarily to reduced salaries and benefits, consulting services and commissions reflecting our current level of business. However, because of our significantly reduced level of sales, our selling, general and administrative expenses represented a larger percentage of sales - 39% in the March 2002 quarter as compared with 36% in the March 2001 quarter.

      Research and development expenses decreased by $428,000 (36%) from $1,187,000 in the March 2001 quarter to $759,000 in the March 2002 quarter. This decrease in research and development expenses results from our efforts to reduce expenses primarily related to the OSS business. Our inability to fund research and development could adversely affect our ability to offer products based on developing technologies, which could affect our ability to sell product in future years.

      As a result of the foregoing, we had an operating loss of $1,749,000 for the March 2002 quarter, as compared to an operating loss of $2,351,000 for the March 2001 quarter.

      Interest expense decreased by $129,000 (13%) from $1,003,000 in 2001 to $874,000 in 2002. This change is attributable primarily to our amended agreement with our senior lender whereby the old term loan bears no interest commencing March 1, 2002 until such time as the lender, in its sole discretion, resumes interest charges.

      As the result of the foregoing, our net loss was $2,637,000, $.26 per share (basic and diluted), for the March 2002 quarter versus a net loss of $3,233,000, $.33 per share (basic and diluted), for the March 2001 quarter.

      Our losses are continuing, and we cannot give any assurance that we will be able to operate profitably in the future. As a result of the deterioration of our operating revenue resulting from both market conditions and our financial condition, we are evaluating various options, including the sale of one or all of our divisions as well as a reorganization under the Bankruptcy Code.

Liquidity and Capital Resources

      At March 31, 2002, we had cash and cash equivalents of $469,000 compared with $1,204,000 at December 31, 2001. Our working capital deficit at March 31, 2002 was $33,527,000, compared to a working capital deficit of $31,236,000 at December 31, 2001. The reduced level of cash on hand and inventory, and increased level of senior debt, resulted in the increase in the working capital deficiency. During the March 2002 quarter, the net cash used by us in operations was $2,427,000, which was partially offset by additional borrowings from our senior lender of $1,681,000. Our senior lender has no obligation to advance us any funds, and, if our operations do not generate a positive cash flow or we do not obtain funds from other sources, we may be unable to continue in business.

      As of March 31, 2002, our debt includes $23,776,000 of senior debt that matures on December 31, 2002, and $6,144,000 of subordinated debt that became due in January and July 2001. We were unable to pay the principal or interest on the subordinated notes. Interest on the subordinated notes amounted to approximately $1,588,000, which represents interest from July 2000 through March 31, 2002. At March 31, 2002, we did not have sufficient resources to pay either the senior lender or the subordinated lenders, it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making any payments on the subordinated debt.

      On March 1, 2002, our senior lender and we agreed to an amended and restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $1,500,000. The agreement allows us to draw monies subject to our senior lender's receipt and approval of a weekly disbursement budget. Obligations under the new term loan shall bear interest at 12%. As of April 22, 2002, we had drawn down the full amount of this new facility. On May 10, 2002, the senior lender agreed to a further amendment to the loan and security agreement to increase the maximum additional borrowings by $750,000, and any additional advances are to be made in the sole and exclusive discretion of the senior lender. The agreement with our senior lender establishes all indebtedness prior to March 1, 2002 as an old term loan in the amount of $22,610,000, which includes the balance due at December 31, 2001 plus accrued interest though March 1, 2002. The old term loan bears no interest until such time as the senior lender in its sole discretion notifies us that the old loan shall thereafter accrue interest, which shall be payable. Both the new and old term loans expire on December 31, 2002. As part of this agreement, the senior lender continues to preclude us from making any payments on indebtedness to any subordinated creditors except to pay accounts payable in the ordinary course of business. The additional $750,000 being advanced by our senior lender is being advanced at the sole and exclusive discretion of the senior lender and such advances are dependent on, among other things, the perception of the senior lender that we are either stemming our losses or effecting a sale of one or more of our divisions. If the senior lender ceases funding our operations, unless we have obtained alternative financing, we will be unable to continue in business. Furthermore, unless we obtain funding from another source, including the sale of one or more of our divisions, we will not be able to pay our senior lender on December 31, 2002, and we may not be able to continue in business.

      As of March 31, 2002, we had remaining outstanding $384,000 of 6% Debentures, net of original issue discount of $1,000, which mature July 2, 2002. The face amount of the outstanding 6% Debentures was $385,000. The interest accrued on the 6% Debentures is payable on July 1 of each year. Due to the restriction imposed by our senior lender precluding us from making any payments on indebtedness to any subordinated debt holder, we were unable to pay the interest due on July 1, 2001. Thus, interest due at March 31, 2002 was $41,000. Additionally, we have been notified by the trustee that the non-payment of the interest caused an event of default.

      As of March 31, 2002, we had outstanding $6,144,000 of subordinated notes, all of which became due during 2001. We did not have the resources to pay, and we did not pay, either the principal or interest on the subordinated notes and are restricted by our senior lender from making such payments. The holder of a subordinated note in the principal amount of $500,000 has commenced an action seeking payment of the principal and interest on his note. However, the court recently denied the holder's motion for a summary judgment on the grounds that the terms of the note did not give him permission to obtain a judgment while we remained in default to the senior debt holder.

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

      The creditors include five former senior executives who have deferred compensation agreements with us. The total payments due under these agreements are approximately $1.9 million, of which $146,000 was due at March 31, 2002. Other claimants who have already either commenced litigation or otherwise sought collection or who have obtained judgments against us are due approximately $600,000. If we are unable to reach a settlement with these creditors and others who have not yet brought claims, and these claimants obtain judgments against us or, in the case of creditors who have already obtained judgments, if the creditors seek to enforce the judgment, it may be necessary for us, or our senior lender may require us, to seek protection under the Bankruptcy Code.

      We are seeking to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. Although we are engaged in preliminary discussions with respect to the sale of one of our divisions, we have not signed any agreements with respect to such a sale, and we cannot give any assurance that we will be able to sell any divisions on reasonable terms, if at all. Furthermore, if we sell a division, we anticipate that a substantial portion of the net proceeds will be made to our senior lender and we will not receive any significant amount of working capital from such a sale. During 2001 and early 2002, we have taken steps to reduce overhead and headcount. We will continue to look to reduce costs while we seek additional business from new and existing customers. Our senior lender has precluded us from making any payments on indebtedness to any subordinated creditors. Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, we believe that our losses and our financial position are having and will continue to have an adverse effect upon our ability to develop new business as competitors and potential customers question our ability both to perform our obligations under any agreements we may enter and to continue in business. We have been informally advised by British Telecommunications, which is one of our largest customers that, because of our financial position, it will not place orders with us for OSS products until we can demonstrate that we are financially viable. However, British Telecommunications continues to place orders for OSS maintenance and modest orders for line test products. The significantly reduced level of business from this customer is having a material adverse effect upon our operations. In addition, our auditors included in their report on our December 31, 2001 audited financial statements an explanatory paragraph about our ability to continue as a going concern.

Forward Looking Statements

      Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state the Company's intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking ___ statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors," in our Form 10-K for the year ended December 31, 2001 and those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None
         (b)      Reports on Form 8-K
                  None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PORTA SYSTEMS CORP.

         Dated May 14, 2002                  By /s/William V. Carney
                                                --------------------
                                                William V. Carney
                                                Chairman of the Board
                                                and Chief Executive Officer

         Dated May 14, 2002                  By /s/Edward B. Kornfeld
                                                ---------------------
                                                Edward B. Kornfeld
                                                Senior Vice President
                                                and Chief Financial Officer