Form 10-Q
period 2002-06-30
PORTA SYSTEMS CORP
filed 2002-08-14
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

      Common stock (par value $0.01) 9,979,442 shares as of August 5, 2002

PART I. - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                                        June 30,    December 31,
                                                          2002         2001
                                                        --------    -----------
                                    Assets            (Unaudited)
Current assets:
     Cash and cash equivalents                          $    388        1,204
     Accounts receivable - trade, less
       allowance for doubtful accounts                     7,243        4,284
     Inventories                                           3,292        5,206
     Prepaid expenses and other current assets               509          852
                                                        --------     --------
               Total current assets                       11,432       11,546

      Property, plant and equipment, net                   2,034        2,328
      Goodwill, net                                        2,961        3,761
      Other assets                                            65          198
                                                        --------     --------
               Total assets                             $ 16,492       17,833
                                                        ========     ========

                      Liabilities and Stockholders' Deficit
Current liabilities:
      Senior debt                                       $ 24,921       22,095
      Subordinated notes                                   6,144        6,144
      6% convertible subordinated debentures                 385          382
      Accounts payable                                     6,608        7,023
      Accrued expenses                                     3,546        3,417
      Accrued interest payable                             2,166        1,593
      Accrued commissions                                    643        1,607
      Accrued deferred compensation                          348          196
      Income taxes payable                                   293          314
      Short-term loans                                         9           11
                                                        --------     --------
               Total current liabilities                  45,063       42,782
                                                        --------     --------

Deferred compensation                                        803          900
                                                        --------     --------
               Total long-term liabilities                   803          900
                                                        --------     --------

               Total liabilities                          45,866       43,682
                                                        --------     --------

Stockholders' deficit:
      Preferred stock, no par value;
        authorized 1,000,000 shares, none issued              --           --
      Common stock, par value $.01;
        authorized 20,000,000 shares, issued --
        9,976,964 and 9,947,421 shares at
        June 30, 2002 and December 31, 2001                  100           99
       Additional paid-in capital                         76,059       76,056
       Accumulated deficit                               (99,433)     (95,909)
       Accumulated other comprehensive loss:
               Foreign currency translation
                 adjustment                               (4,162)      (4,157)
                                                        --------     --------
                                                         (27,436)     (23,911)
        Treasury stock, at cost                           (1,938)      (1,938)
                                                        --------     --------
               Total stockholders' deficit               (29,374)     (25,849)
                                                        --------     --------
               Total liabilities and stockholders'
                 deficit                                $ 16,492       17,833
                                                        ========     ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                            Six Months Ended
                                                         June 30,      June 30,
                                                           2002          2001
                                                         --------      --------

Sales                                                    $ 11,236        15,957
Cost of sales                                               8,241        11,618
                                                         --------      --------
     Gross profit                                           2,995         4,339
                                                         --------      --------

Selling, general and administrative expenses                3,628         5,362
Research and development expenses                           1,387         2,621
Impairment loss                                               800            --
                                                         --------      --------
        Total expenses                                      5,815         7,983
                                                         --------      --------

        Operating loss                                     (2,820)       (3,644)

Interest expense                                           (1,178)       (2,295)
Interest income                                                 3            25
Gain on sale of investment in joint venture                   450            --
Other income (expense), net                                    30            43
                                                         --------      --------

        Loss before income taxes and
          minority interest                                (3,515)       (5,871)

Income tax expense                                             (9)          (17)
Minority interest                                              --           144
                                                         --------      --------

Net loss                                                 $ (3,524)       (5,744)
                                                         ========      ========
Other comprehensive loss, net of tax:
        Foreign currency translation
          adjustments                                          (5)          (20)
                                                         --------      --------

Comprehensive loss                                       $ (3,529)       (5,764)
                                                         ========      ========

Per share data:

Basic per share amounts:

        Net loss per share of common stock               $  (0.35)        (0.58)
                                                         ========      ========

        Weighted average shares outstanding                 9,986         9,872
                                                         ========      ========

Diluted per share amounts:

        Net loss per share of common stock               $  (0.35)        (0.58)
                                                         ========      ========

        Weighted average shares outstanding                 9,986         9,872
                                                         ========      ========

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                            Three Months Ended
                                                          June 30,      June 30,
                                                            2002          2001
                                                          --------      -------

Sales                                                     $ 6,492         8,915
Cost of sales                                               4,375         5,990
                                                          -------       -------
     Gross profit                                           2,117         2,925
                                                          -------       -------

Selling, general and administrative
  expenses                                                  1,761         2,784
Research and development expenses                             627         1,434
Impairment loss                                               800            --
                                                          -------       -------
        Total expenses                                      3,188         4,218
                                                          -------       -------

        Operating loss                                     (1,071)       (1,293)

Interest expense                                             (304)       (1,292)
Interest income                                                 1             9
Gain on sale of investment in joint venture                   450            --
Other income (expense), net                                    33            15
                                                          -------       -------

        Loss before income taxes and
          minority interest                                  (891)       (2,561)

Income tax benefit (expense)                                    4            (2)
Minority interest                                              --            52
                                                          -------       -------

        Net loss                                          $  (887)       (2,511)
                                                          =======       =======
Other comprehensive loss, net of tax:
        Foreign currency translation
          adjustments                                         (26)          (23)
                                                          -------       -------

Comprehensive loss                                        $  (913)      $(2,534)
                                                          =======       =======

Per share data:

Basic per share amounts:

        Net loss per share of common stock                $ (0.09)      $ (0.25)
                                                          =======       =======

        Weighted average shares outstanding                 9,999         9,900
                                                          =======       =======

Diluted per share amounts:

        Net loss per share of common stock                $ (0.09)      $ (0.25)
                                                          =======       =======

        Weighted average shares outstanding                 9,999         9,900
                                                          =======       =======

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                              Six Months Ended
                                                             June 30,   June 30,
                                                               2002       2001
                                                             --------   -------
Cash flows from operating activities:
     Net loss                                                $(3,524)   $(5,744)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Non-cash financing expenses                               --        123
        Depreciation and amortization                            342      1,067
        Amortization of debt discounts                             3          3
        Impairment loss                                          800         --
        Minority interest                                         --       (144)
        Gain on sale of investment in joint venture             (450)        --
      Changes in operating assets and liabilities:
        Accounts receivable                                   (2,959)     1,327
        Inventories                                            1,914      1,071
        Prepaid expenses                                         343         (8)
        Other assets                                             133        405
        Accounts payable, accrued expenses and
          other liabilities                                     (193)      (131)
                                                             -------    -------
          Net cash used in operating activities               (3,591)    (2,031)
                                                             -------    -------

Cash flows from investing activities:
        Capital expenditures, net                                (19)      (150)
                                                             -------    -------
          Net cash used in investing activities                  (19)      (150)
                                                             -------    -------

Cash flows from financing activities:
        Proceeds from senior debt                              2,826        824
        Repayments of senior debt                                 --       (400)
        Proceeds from exercised options and warrants               4         30
        Repayments of short term loans                            (2)        12
                                                             -------    -------
          Net cash provided by financing activities            2,828        466
                                                             -------    -------

     Effect of exchange rate changes on cash                     (34)         3
                                                             -------    -------

     Decrease in cash and cash equivalents                      (816)    (1,712)

     Cash and equivalents - beginning of the year              1,204      2,366
                                                             -------    -------

     Cash and equivalents - end of the period                $   388    $   654
                                                             =======    =======

     Supplemental cash flow disclosure:

        Cash paid for interest expense                       $     6    $   899
                                                             =======    =======

        Cash paid for income taxes                           $    27    $    99
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

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2001. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2001 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. Results for the second quarter or the first six months of 2002 are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows:

                                              June 30, 2002   December 31, 2001
                                              -------------   -----------------
                                                      (in thousands)
      Parts and components                        $2,142           $3,217
      Work-in-process                                383              192
      Finished goods                                 767            1,797
                                                  ------           ------
                                                  $3,292           $5,206
                                                  ======           ======

Note 3: Sale of Investment in Joint Venture

      In April 2002, the Company sold its 50% interest in Woo Shin Electro Systems Co., a Korean company, for $450,000 to its joint venture partner. Payment was made by the forgiveness of commissions, totaling $450,000, which were owed to its sales representation company owned by our joint venture partner, with respect to sales made by Woo Shin Electro Systems Co. in Korea. The investment in the joint venture had previously been written down to zero as the Company's share of the losses of the joint venture exceeded its investment. Therefore, the transaction was reflected as a $450,000 reduction in accrued commissions and a non-cash gain on sale of investment in joint venture.

Note 4: Senior Debt

      On June 30, 2002, the Company's debt to its senior lender was $24,921,000. During the six and three months ended June 30, 2002, the Company borrowed $2,826,000 and $1,145,000, respectively. The current agreement with the senior lender, as amended in March and May 2002 and described below, expires on December 31, 2002, at which time all of the senior debt becomes due. Accordingly, all senior debt is classified as a current liability at June 30, 2002.

      In March 2002, the senior lender agreed to an amended and restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $1,500,000 and subsequently increased in May 2002 to $2,250,000. The agreement allows the Company to draw monies subject to the senior lender's receipt and approval of a weekly disbursement budget. Any advances under this agreement are subject to the discretion of the senior lender. Obligations under the new term loan bear interest at 12%, which interest shall accrue monthly and be added to the principal until September 1, 2002 when interest for the month of August 2002 shall be paid and interest shall continue to be paid each subsequent month. The agreement provides that all indebtedness prior to March 1, 2002 is reflected as an old term loan in the amount of $22,610,000, which includes the principal balance due at December 31, 2001 plus accrued interest though March 1, 2002. The old term loan bears no interest until such time as the senior lender in its sole discretion notifies the Company that interest shall be payable. Both the new and old term loans are due on December 31, 2002. Additionally, the senior lender has prohibited the Company from making any payments on indebtedness to any subordinated creditors, but the Company is not prohibited from paying accounts payable in the ordinary course of business. Finally, the agreement allows for standby letters of credit not to exceed a maximum of $573,000. As of June 30, 2002, the Company has borrowed $2,250,000, the maximum principal amount.

Note 5: Subordinated Notes

      As  of  June  30,  2002,  the  Company  has   outstanding   $6,144,000  of
subordinated notes and $1,820,000 of accrued interest, which were due and payable, but which the Company did not have the resources to pay. In addition, the senior lender had precluded the Company from making payments on the subordinated debt (note 4).

Note 6: Recent Accounting Pronouncements

      The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. Effective January 1, 2002, the Company ceased amortization of goodwill resulting in a decrease of $397,000 in amortization for the six months ended June 30, 2002 compared to the same period in 2001. Instead of amortizing goodwill over a fixed period of time, the Company will measure the fair value of the acquired business at least annually to determine if goodwill has been impaired. In addition, the Company completed the first step of the goodwill transitional impairment test by June 30, 2002, which requires determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. The Company determined that there was no impairment loss resulting from the transitional impairment test.

      At December 31, 2001, the Company's goodwill was $3,761,000, all of which related to its Signal division. The Company has been attempting to sell one or more of its divisions and, during the second quarter of 2002, has been in discussions in respect to the sale of the Signal division. Based on those discussions the Company has determined that goodwill has been impaired and it estimated that the amount of the impairment is $800,000. This amount has been charged to operations in the quarter ended June 30, 2002. Furthermore, the Company cannot give assurance that the negotiations relating to the sale of the Signal division will result in a sale of this division or that further writedowns will not be necessary.

      The following schedule presents proforma net loss, basic net loss per share and diluted net loss per share, exclusive of goodwill amortization expense, for the six months ended June 30, 2001 and the three months ended June 30, 2001, had the standard been adopted for those periods.

                                           Six Months Ended   Three Months Ended
                                            June 30, 2001       June 30, 2001
                                           ----------------   ------------------

Reported net loss ........................     $  (5,744)        $  (2,511)
   Add back: Goodwill amortization .......           397               198
                                               ---------         ---------

Adjusted net loss ........................     $  (5,347)        $  (2,313)
                                               =========         =========

Basic net loss per share:
   Reported net loss .....................     $   (0.58)        $   (0.25)
   Goodwill amortization .................          0.04              0.02
                                               ---------         ---------

Adjusted net loss per share ..............     $   (0.54)        $   (0.23)
                                               =========         =========

Diluted net loss per share:
   Reported net loss .....................     $   (0.58)        $   (0.25)
   Goodwill amortization .................          0.04              0.02
                                               ---------         ---------

Adjusted diluted net loss per share ......     $   (0.54)        $   (0.23)
                                               =========         =========

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

                                    Six Months Ended                     Three Months Ended
                            June 30, 2002      June 30, 2001      June 30, 2002     June 30, 2001
                            -------------      -------------      -------------     -------------
Sales:
   Line                     $  4,232,000       $  7,316,000       $  2,762,000       $  3,468,000
   OSS                         4,236,000          5,478,000          2,191,000          4,113,000
   Signal                      2,412,000          2,828,000          1,336,000          1,176,000
                            ------------       ------------       ------------       ------------
                            $ 10,880,000       $ 15,622,000       $  6,289,000       $  8,757,000
                            ============       ============       ============       ============

Segment profit (loss):
   Line                     $   (706,000)      $    753,000       $    (46,000)      $    217,000
   OSS                           (48,000)        (2,684,000)           231,000           (370,000)
   Signal                        444,000            410,000            337,000             65,000
                            ------------       ------------       ------------       ------------
                            $   (310,000)      $ (1,521,000}      $    522,000       $    (88,000)
                            ============       ============       ============       ============

The following table reconciles segment totals to consolidated totals:

                                            Six Months Ended                      Three Months Ended
                                     June 30, 2002      June 30, 2001     June 30, 2002      June 30, 2001
                                     -------------      -------------     -------------      -------------
Sales:
   Total revenue for reportable
     segments                        $ 10,880,000       $ 15,622,000       $  6,289,000       $  8,757,000
Other revenue                             356,000            335,000            203,000            158,000
                                     ------------       ------------       ------------       ------------
Consolidated total revenue           $ 11,236,000       $ 15,957,000       $  6,492,000       $  8,915,000
                                     ============       ============       ============       ============
Operating loss:
   Total segment profit (loss)
     for reportable segments         $   (310,000)      $ (1,521,000)      $    522,000       $    (88,000)
   Impairment loss                       (800,000)                --           (800,000)                --
   Corporate and unallocated           (1,710,000)        (2,123,000)          (793,000)        (1,205,000)
                                     ------------       ------------       ------------       ------------
   Consolidated total
     operating loss                  $ (2,820,000)      $ (3,644,000)      $ (1,071,000)      $ (1,293,000)
                                     ============       ============       ============       ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                            Six Months Ended  Three Months Ended
                                                June 30,          June 30,
                                            ----------------  ------------------
                                              2002     2001     2002     2001
                                              ----     ----     ----     ----
Sales                                         100%     100%     100%     100%
Cost of sales                                  73%      73%      67%      67%
Gross profit                                   27%      27%      33%      33%
Selling, general and administrative
  expenses                                     32%      34%      27%      31%
Research and development expenses              12%      16%      10%      16%
Impairment loss                                 7%      --       12%      --
     Operating loss                           (25%)    (23%)    (16%)    (14%)
Interest expense - net                        (10%)    (14%)     (5%)    (14%)
Gain on sale of joint venture                   4%      --        7%      --
Other                                           0%       0%       0%       0%
Minority interest                              --        1%      --        0%
Net loss                                      (31%)    (36%)    (14%)    (28%)

The Company's sales by product line for the periods ended June 30, 2002 and 2001 are as follows:

                                            Six Months Ended June 30,
                                    ---------------------------------------
                                                     $(000)
                                         2002                     2001
                                    --------------          ---------------
Line connection/protection
  equipment                         $ 4,232     38%         $ 7,316      46%
OSS equipment                         4,236     38%           5,478      34%
Signal Processing                     2,412     21%           2,828      18%
Other                                   356      3%             335       2%
                                    --------------          ---------------
                                    $11,236    100%         $15,957     100%
                                    ==============          ===============

                                          Three Months Ended June 30,
                                    ---------------------------------------
                                                     $(000)
                                         2002                     2001
                                    --------------          ---------------
Line connection/protection
  equipment                         $ 2,762     42%         $ 3,468      39%
OSS equipment                         2,191     34%           4,113      46%
Signal Processing                     1,336     21%           1,176      13%
Other                                   203      3%             158       2%
                                    --------------          ---------------
                                    $ 6,492    100%         $ 8,915     100%
                                    ==============          ===============

Results of Operations

      Our sales for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 decreased by $4,721,000 (30%) from $15,957,000 in
2001 to $11,236,000 in 2002. Sales for the quarter ended June 30, 2002 of $6,492,000 decreased by $2,423,000 (27%) compared to $8,915,000 for the quarter ended June 30, 2001. The decrease in sales for the six months is attributed to all three business units and for the three month period reflects lower level of sales from Line test/protection equipment and OSS equipment divisions.

      Line sales for the six months ended June 30, decreased from $7,316,000 to $4,232,000, or $3,084,000 (42%) from 2001 to 2002. Sales for the three months ended June 30 decreased by $706,000 (20%) from  $3,468,000 in 2001 to $2,762,000 in 2002. The decrease for both the six months and three months ended June 30, 2002 reflects reduced sales primarily due to reduced sales volume to customers in the United Kingdom and by the general slowdown in the telecommunications industry.

      OSS sales for six months ended June 30, 2002 were $4,236,000 compared to the six months ended June 30, 2001 of $5,478,000, a decrease of $1,242,000 (23%). OSS sales for the three months ended June 30, 2002 were $2,191,000 compared to the three months ended June 30, 2001 of $4,113,000, a decrease of $1,922,000 (47%). The decreased sales during the six and three months ended June 30, 2002 resulted from the inability to secure new orders and from lower levels of contract completion compared to the similar period of the prior year. Additionally, as a result of our change to the equity method and subsequent sale of our interest in our Korean joint venture, we did not recognize any revenue from OSS sales in Korea during 2002, whereas during the second quarter and six months of 2001, our share of the revenue generated by the Korean venture was $469,000 and $684,000 respectively.

      Signal sales for the six months ended June 30, 2002 were $2,412,000 compared to the six months ended June 30, 2001 of 2,828,000, a decrease of $416,000 (15%). Sales for the quarter ended June 30, 2002 compared to 2001, increased $160,000 (14%) from $1,176,000 to $1,336,000. The decrease in sales for the six months was primarily due to a lower level of contract sales, while the increased level of sales in the second quarter resulted from an increase in the normal order rate.

      Gross margin for the six months ended June 30, 2002 was 27% compared to 27% for the six months ended June 30, 2001. Gross margin for the quarter ended June 30, 2002 was 33% compared to 33% for the quarter ended June 30, 2001.

      Selling, general and administrative expenses decreased by $1,734,000 (32%) from $5,362,000 to $3,628,000 for the six months ended June 30, 2002 compared to 2001. For the quarter ended June 30, 2002 selling general and administrative expenses decreased by $1,023,000 (37%) from 2001. This decrease relates primarily to reduced salaries and benefits, consulting services and commissions reflecting our current level of business.

      Research and development expenses decreased by $1,234,000 (47%) and by $807,000 (56%) for the six and three months ended June 30, 2002 from the comparable periods in 2001. This decrease in research and development expenses for both six and three months resulted from our efforts to reduce expenses primarily related to the OSS business.

      At December 31, 2001, our goodwill was $3,761,000, all of which related to our Signal division. We have determined that this goodwill has been impaired as of June 30, 2002. We have been attempting to sell one or more of our divisions and during the second quarter of 2002 we have been in discussions with respect to the sale of the Signal division. Based on those discussions we estimate that the impairment loss is approximately $800,000. This amount has been charged to operations in the quarter ended June 30, 2002. Furthermore, we cannot give assurance that the negotiations relating to the sale of the Signal division will result in a sale of this division or that further writedowns will not be necessary.

      As a result of the above, for the six months ended June 30, 2002 compared to 2001, we had an operating loss of $2,820,000 in 2002 versus an operating loss of $3,644,000 in 2001. We had an operating loss of $1,071,000 for the quarter ended June 30, 2002 as compared to an operating loss of $1,293,000 for the quarter ended June 30, 2001.

      Interest expense for the six months ended June 30, 2002 compared to June 30, 2001 decreased by $1,117,000 (49%) from $2,295,000 in 2001 to $1,178,000 in
2002. Interest expense for the three-month period ending June 30, 2002 compared to the same three months of 2001, decreased by $988,000 (76%) from $1,292,000 in 2001 to $304,000 in 2002. The reduced level of interest expense is attributable to our amended agreement with our senior lender whereby the old term loan bears no interest during the three and six months ended June 30, 2002. (See Note 4 of notes to unaudited financial statements).

      In April 2002, we sold our 50% interest in Woo Shin Electro Systems Co, a Korean company, for $450,000 to our joint venture partner. Payment was made by the forgiveness of commissions, totaling $450,000, which we owed to our sales representation company owned by our joint venture partner, with respect to sales made by Woo Shin Electro Systems Co. in Korea.

      As a result of the foregoing, we incurred a net loss of $3,524,000, $0.35 per share (basic and diluted), for the six months ended June 30, 2002, compared with a net loss of $5,744,000, $0.58 per share (basic and diluted), for the six months ended June 30, 2001. The net loss for the three months ended June 30, 2002 was $887,000, $0.09 per share (basic and diluted), compared with a net loss for the three months ended June 30, 2001 of $2,511,000, $0.25 per share (basic and diluted).

Liquidity and Capital Resources

      At June 30, 2002, we had cash and cash equivalents of $388,000 compared with $1,204,000 at December 31, 2001. Our working capital deficit at June 30, 2002 was $33,631,000 compared to a working capital deficit of $31,236,000 at December 31, 2001. The increased level of senior debt resulted in the increase in the working capital deficiency. During the six months of 2002, the net cash used by us in operations was $3,591,000.

      As of June 30, 2002, our debt includes $24,921,000 of senior debt that matures on December 31, 2002, and $6,144,000 of subordinated debt that became due on July 3, 2001. We were unable to pay the interest payment on the subordinated notes of approximately $1,819,000, which represents interest from July 2000 through June 30, 2002. At June 30, 2002, we did not have sufficient resources to pay either the senior lender or the subordinated lenders and it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making payments on the subordinated debt.

      On March 1, 2002, and as amended on May 10, 2002, our senior lender and we agreed to an amended and restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $2,250,000. The agreement allows us to draw monies subject to our senior lender's receipt and approval of a weekly disbursement budget. Obligations under the new term loan shall bear interest at 12%. Secondly, the agreement establishes all indebtedness prior to March 1, 2002 as an old term loan in the amount of $22,610,000, which includes the balance due at December 31, 2001 plus accrued interest though March 1, 2002. The old term loan bears no interest until such time as the senior lender in its sole discretion notifies us that interest shall be payable. Both the new and old term loans are due on December 31, 2002. As part of this agreement, the senior lender continues to preclude us from making any payments on indebtedness to any subordinated creditors except to pay accounts payable in the ordinary course of business. The $2,250,000 advance from our senior lender was made at the discretion of the senior lender. Since we have borrowed the maximum, our senior lender has no obligation to fund future operations. If we require additional funds and the senior lender ceases funding our operations, unless we have obtained alternative financing, we will be unable to continue in business. Furthermore, unless we obtain funding from another source, including the sale of one of more of our divisions, we will not be able to pay our senior lender on December 31, 2002, and we may not be able to continue in business.

      As of June 30, 2002, we had remaining outstanding $385,000 of 6% Debentures which became due on July 2, 2002. The interest accrued on the 6% Debentures is payable on July 1 of each year. Due to the restriction imposed by our senior lender precluding us from making any payments on indebtedness to any subordinated debt holder, we were unable to pay the interest due of $23,000 which was due on each of July 1, 2001 and 2002, and we were unable to pay the principal of $385,000 which was due on July 2, 2002. Additionally, we have been notified by the trustee that the non-payment caused an event of default.

      As of June 30, 2002, we had outstanding $6,144,000 of subordinated notes, all of which became due during 2001. We did not have the resources to pay, and we did not pay, either the principal or interest on the subordinated notes and are restricted by our senior lender from making such payments. The holder of a subordinated note in the principal amount of $500,000 has commenced an action seeking payment of the principal and interest on his note. However, the court has denied the holder's motion for a summary judgment.

As a result of our continuing financial difficulties:

      o we are having and we may continue to have difficulty performing our obligations under our contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance;

      o we are having and we may continue to have difficulty in obtaining new business from either existing customers or new customers; and

      o we may have difficulty selling one or more of our divisions on terms which we consider reasonable; and

      o a number of creditors, including one holder of our subordinated notes, as discussed above, have engaged attorneys or collection agencies or commenced legal actions against us, and some of them have obtained judgments against us, including a former landlord who has obtained a $400,000 judgment against us.

      The creditors include five former senior executives who have deferred compensation agreements with us. The total payments due under these agreements are approximately $1.9 million, of which $133,000 was due at June 30, 2002 and an additional $78,000 will become due during the remainder of 2002. Other claimants who have already either commenced litigation or otherwise sought collection or who have obtained judgments against us are due approximately $600,000. If we are unable to reach a settlement with these creditors and others who have not yet brought claims, and these claimants obtain judgments against us or, in the case of creditors who have already obtained judgments, if the creditors seek to enforce the judgment, it may be necessary for us, or our senior lender may require us, to seek protection under the Bankruptcy Code.

      We are seeking to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. Although we are engaged in discussions with respect to the sale of one of our divisions, we have not signed any agreements with respect to such a sale, and we cannot give any assurance that we will be able to sell any divisions on reasonable terms, if at all. Furthermore, if we sell a division, we anticipate that a substantial portion of the net proceeds will be made to our senior lender and we will not receive a significant amount, if any, of working capital from such a sale.

      During 2001 and 2002, we took steps to reduce overhead and headcount. We will continue to look to reduce costs while we seek additional business from new and existing customers. Our senior lender has precluded us from making any payments on indebtedness to any subordinated creditors. Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, we believe that our losses and our financial position are having and will continue to have an adverse effect upon our ability to develop new business as competitors and potential customers question our ability both to perform our obligations under any agreements we may enter and to continue in business. We have been informally advised by British Telecommunications, which was one of our largest customers that, because of our financial position, it will not place orders with us for OSS products until we can demonstrate that we are financially viable. However, this customer continues to place orders for OSS maintenance and modest orders for line test products. The substantially reduced level of purchases by this customer has had an adverse effect upon our operations. In addition, our auditors included in their report an explanatory paragraph about our ability to continue as a going concern.

      In July 2002, we were notified by the American Stock Exchange of its intention to delist our common stock based on our failure to meet the Exchange's minimum requirements for continued listing. We have requested a hearing; however, no assurance can be given that the hearing will change the view of the Exchange.

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

                                          PORTA SYSTEMS CORP.

      Dated August 14, 2002               By /s/ William V. Carney
                                             -----------------------------------
                                             William V. Carney
                                             Chairman of the Board
                                             and Chief Executive Officer

      Dated August 14, 2002               By /s/ Edward B. Kornfeld
                                             -----------------------------------
                                             Edward B. Kornfeld
                                             Senior Vice President
                                             and Chief Financial Officer

             CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICERS

      The undersigned chief executive officer and chief financial officer of the Registrant do hereby certify that this Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods shown in such report.

      Dated August 14, 2002               By /s/ William V. Carney
                                             -----------------------------------
                                             William V. Carney
                                             Chairman of the Board
                                             and Chief Executive Officer

      Dated August 14, 2002               By /s/ Edward B. Kornfeld
                                             -----------------------------------
                                             Edward B. Kornfeld
                                             Senior Vice President
                                             and Chief Financial Officer