Form 10-Q
period 2002-09-30
PORTA SYSTEMS CORP
filed 2002-11-13
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

     Common stock (par value $0.01) 9,979,442 shares as of October 30, 2002

PART I.- FINANCIAL INFORMATION

Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                    September 30,   December 31,
                                                       2002             2001
                                                    -------------   ------------
                               Assets               (Unaudited)
Current assets:
     Cash and cash equivalents                        $     891         1,204
     Accounts receivable - trade, less
       allowance for doubtful accounts                    5,996         4,284
     Inventories                                          3,429         5,206
     Prepaid expenses and other current assets              645           852
                                                      ---------       -------
                  Total current assets                   10,961        11,546

     Property, plant and equipment, net                   1,928         2,328
     Goodwill, net                                        2,961         3,761
     Other assets                                           502           198
                                                      ---------       -------
                  Total assets                        $  16,352        17,833
                                                      =========       =======

                      Liabilities and Stockholders' Deficit

Current liabilities:
      Senior debt                                     $  24,996        22,095
      Subordinated notes                                  6,144         6,144
      6% convertible subordinated debentures                385           382
      Accounts payable                                    6,199         7,023
      Accrued expenses                                    4,239         3,417
      Accrued interest payable                            2,403         1,593
      Accrued commissions                                   599         1,607
      Accrued deferred compensation                         338           196
      Income taxes payable                                  291           314
      Short-term loans                                        9            11
                                                      ---------       -------
                  Total current liabilities              45,603        42,782
                                                      ---------       -------

Deferred compensation                                       847           900
                                                      ---------       -------
                  Total long-term liabilities               847           900
                                                      ---------       -------

                  Total liabilities                      46,450        43,682
                                                      ---------       -------
Stockholders' deficit:
      Preferred stock, no par value;
        authorized 1,000,000 shares, none
        issued                                               --            --
      Common stock, par value $.01;
        authorized 20,000,000 shares,
        issued -- 10,003,224 and
        9,947,421 shares at September 30, 2002
        and December 31, 2001                               100            99
       Additional paid-in capital                        76,059        76,056
       Accumulated deficit                             (100,130)      (95,909)
       Accumulated other comprehensive loss:
               Foreign currency translation
               adjustment                                (4,189)       (4,157)
                                                      ---------       -------
                                                        (28,160)      (23,911)
                                                      ---------       -------
        Treasury stock, at cost                          (1,938)       (1,938)
                                                      ---------       -------
                  Total stockholders' deficit           (30,098)      (25,849)
                                                      ---------       -------
                  Total liabilities and
                    stockholders' deficit             $  16,352        17,833
                                                      =========       =======

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                         Nine Months Ended
                                                    September 30,  September 30,
                                                        2002            2001
                                                    -------------  -------------
Sales                                                 $16,329          21,996
Cost of sales                                          11,308          16,154
                                                      -------          ------
     Gross profit                                       5,021           5,842
                                                      -------          ------
Selling, general and administrative
  expenses                                              5,448           7,452
Research and development expenses                       1,998           3,545
Impairment loss                                           800              --
                                                      -------          ------
         Total expenses                                 8,246          10,997
                                                      -------          ------
         Operating loss                                (3,225)         (5,155)

Interest expense                                       (1,488)         (3,459)
Interest income                                             5              29
Gain on sale of assets                                     --             684
Gain on sale of investment in joint
  venture                                                 450              --
Other income (expense), net                                60              62
                                                      -------          ------
         Loss before income taxes and
           minority interest                           (4,198)         (7,839)
Income tax expense                                        (23)            (28)
Minority interest                                          --             225
                                                      -------          ------
Net loss                                              $(4,221)         (7,642)
                                                      =======          ======
Other comprehensive loss:
         Foreign currency translation
           adjustments                                    (32)           (203)
                                                      -------          ------
Comprehensive loss                                    $(4,253)         (7,845)
                                                      =======          ======
Per share data:
Basic per share amounts:
         Net loss per share of common stock           $ (0.42)          (0.78)
                                                      =======          ======
         Weighted average shares outstanding            9,955           9,854
                                                      =======          ======
Diluted per share amounts:
         Net loss per share of common stock           $ (0.42)          (0.78)
                                                      =======          ======
         Weighted average shares outstanding            9,955           9,854
                                                      =======          ======

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                        Three Months Ended
                                                   September 30,   September 30,
                                                       2002             2001
                                                   -------------   -------------
Sales                                                 $ 5,093           6,039
Cost of sales                                           3,068           4,536
                                                      -------         -------
     Gross profit                                       2,025           1,503
                                                      -------         -------
Selling, general and administrative
  expenses                                              1,818           2,090
Research and development expenses                         611             924
                                                      -------         -------
         Total expenses                                 2,429           3,014
                                                      -------         -------
         Operating loss                                  (404)         (1,511)
Interest expense                                         (310)         (1,164)
Interest income                                             1               4
Gain on sale of assets                                     --             684
Other income (expense), net                                30              19
                                                      -------         -------
         Loss before income taxes
           and minority interest                         (683)         (1,968)

Income tax expense                                        (13)            (11)
Minority interest                                          --              81
                                                      -------         -------
         Net loss                                     $  (696)         (1,898)
                                                      =======         =======
Other comprehensive loss:
         Foreign currency translation
           adjustments                                    (27)           (183)
                                                      -------         -------
Comprehensive loss                                    $  (723)        $(2,081)
                                                      =======         =======
Per share data:
Basic per share amounts:
         Net loss per share of common stock           $ (0.07)        $ (0.19)
                                                      =======         =======
         Weighted average shares outstanding           10,003           9,925
                                                      =======         =======
Diluted per share amounts:
         Net loss per share of common stock           $ (0.07)        $ (0.19)
                                                      =======         =======
         Weighted average shares outstanding           10,003           9,925
                                                      =======         =======

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                         Nine Months Ended
                                                  September 30,    September 30,
                                                      2002             2001
                                                  -------------    -------------
Cash flows from operating activities:
     Net loss                                         $(4,221)        $(7,642)
     Adjustments to reconcile net loss
       to net cash used in
       operating activities:
         Gain on sale of assets                            --            (684)
         Depreciation and amortization                    498           1,507
         Amortization of debt discounts                     3               5
         Impairment loss                                  800              --
         Minority interest                                 --            (225)
         Gain on sale of investment
           in joint venture                              (450)             --
     Changes in operating assets and
       liabilities:
         Accounts receivable                           (1,712)          1,516
         Inventories                                    1,777           1,243
         Prepaid expenses                                 207             184
         Other assets                                    (304)            444
         Accounts payable, accrued expenses
           and other liabilities                          316            (573)
                                                      -------         -------
              Net cash used in operating
                activities                             (3,086)         (4,225)
                                                      -------         -------
Cash flows from investing activities:
         Proceeds from the sale of assets                  --           1,850
         Capital expenditures, net                        (50)           (178)
                                                      -------         -------
              Net cash provided by (used in)
                investing activities                      (50)          1,672
                                                      -------         -------
Cash flows from financing activities:
         Proceeds from senior debt                      2,901           1,594
         Repayments of senior debt                         --            (874)
         Proceeds from exercised options
           and warrants                                     4              36
         Proceeds (repayments) of short
           term loans                                      (2)             88
                                                      -------         -------
              Net cash provided by
                financing activities                    2,903             844
                                                      -------         -------
     Effect of exchange rate changes on cash              (80)           (215)
                                                      -------         -------
     Decrease in cash and cash equivalents               (313)         (1,924)
     Cash and equivalents - beginning of the year       1,204           2,366
                                                      -------         -------
     Cash and equivalents - end of the period         $   891         $   442
                                                      =======         =======
     Supplemental cash flow disclosure:
         Cash paid for interest expense               $     9         $   916
                                                      =======         =======
         Cash paid for income taxes                   $    15         $   103
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

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2001. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2001 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. Results for the third quarter or the first nine months of 2002 are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows:

                                      September 30, 2002       December 31, 2001
                                      ------------------       -----------------
                                                    (in thousands)
Parts and components                        $1,746                   $3,217
Work-in-process                                434                      192
Finished goods                               1,249                    1,797
                                            ------                   ------
                                            $3,429                   $5,206
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

Note 4: Senior Debt

      On September 30, 2002, the Company's debt to its senior lender was $24,996,000, including principal and accrued interest. The current agreement with the senior lender, as amended in March and May 2002 and described below, expires on December 31, 2002, at which time all of the senior debt becomes due. Accordingly, all senior debt is classified as a current liability at September 30, 2002.

      In March 2002, the senior lender agreed to an amended and restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $1,500,000 and subsequently increased in May 2002 to $2,250,000. The agreement allows the Company to draw monies subject to the senior lender's receipt and approval of a weekly disbursement budget. Any advances under this agreement are subject to the discretion of the senior lender. Obligations under the new term loan bear interest at 12%, which interest shall accrue monthly and be added to the principal until September 1, 2002 when interest for the month of August 2002 shall be paid and interest shall continue to be paid each subsequent month. The agreement provides that all indebtedness prior to March 1, 2002 is reflected as an old term loan in the amount of $22,610,000, which includes the principal balance due at December 31, 2001 plus accrued interest though March 1, 2002. The old term loan bears no interest until such time as the senior lender in its sole discretion notifies the Company that interest shall be payable. Both the new and old term loans are due on December 31, 2002. Additionally, the senior lender has prohibited the Company from making any payments on indebtedness to any subordinated creditors, but the Company is not prohibited from paying accounts payable in the ordinary course of business. Finally, the agreement allows for standby letters of credit not to exceed a maximum of $573,000. As of September 30, 2002, the Company has borrowed $2,250,000, the maximum principal amount under the new term loan, and the total principal and interest on the new term loan was $2,386,000.

Note 5: Subordinated Notes

      As of September 30, 2002, the Company has outstanding $6,144,000 of subordinated notes and $2,051,000 of accrued interest, which were due and payable, but which the Company did not have the resources to pay. In addition, the senior lender had precluded the Company from making payments on the subordinated debt (note 4).

Note 6: Recent Accounting Pronouncements

      The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," in the first quarter of 2002. Effective January 1, 2002, the Company ceased amortization of goodwill resulting in a decrease of $595,000 in amortization for the nine months ended September 30, 2002 compared to the same period in 2001. Instead of amortizing goodwill over a fixed period of time, the Company will measure the fair value of the acquired business at least annually to determine if goodwill has been impaired. In addition, the Company completed the first step of the goodwill transitional impairment test by June 30, 2002, which requires determining the fair value of the reporting unit, as defined by SFAS 142, and comparing it to the carrying value of the net assets allocated to the reporting unit. The Company determined that there was no impairment loss resulting from the transitional impairment test.

      At December 31, 2001, the Company's goodwill was $3,761,000, all of which related to its Signal division. During the second quarter of 2002, the Company was engaged in discussions with respect to the sale of the Signal division. Based on those discussions the Company determined that goodwill was impaired and it estimated that the amount of the impairment was $800,000. This amount was charged to operations in the quarter ended June 30, 2002. Furthermore, the Company cannot give assurances that further write-downs will not be necessary.

      The following schedule presents adjusted net loss, basic net loss per share and diluted net loss per share, exclusive of goodwill amortization expense, for the nine months ended September 30, 2001 and the three months ended September 30, 2001, had the standard been adopted for those periods.

                                           Nine Months         Three Months
                                              Ended                Ended
                                        September 30, 2001   September 30, 2001
                                        -------------------  ------------------
Reported net loss .....................      $(7,642)             $(1,898)
    Add back: Goodwill amortization ...          595                  198
                                             -------              -------
Adjusted net loss .....................      $(7,047)             $(1,700)
                                             =======              =======
Basic net loss per share:
    Reported net loss .................      $ (0.78)             $ (0.19)
    Goodwill amortization .............         0.06                 0.02
                                             -------              -------
Adjusted net loss per share ...........      $ (0.72)             $ (0.17)
                                             =======              =======
Diluted net loss per share:
    Reported net loss .................      $ (0.78)             $ (0.19)
    Goodwill amortization .............         0.06                 0.02
                                             -------              -------
Adjusted diluted net loss per share ...      $ (0.72)             $ (0.17)
                                             =======              =======

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which changes the accounting for costs such as lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity initiated after December 31, 2002. The standard requires companies to recognize the fair value of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We do not expect the adoption of this standard to have a material effect on our results of operations.

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

                                     Nine Months Ended                        Three Months Ended
                        September 30, 2002     September 30, 2001    September 30, 2002    September 30, 2001
                        ------------------     ------------------    ------------------    ------------------
Sales:
     Line                   $ 7,126,000            $10,501,000            $2,894,000           $ 3,184,000
     OSS                      5,240,000              7,110,000             1,004,000             1,632,000
     Signal                   3,368,000              3,914,000               956,000             1,086,000
                            -----------            -----------            ----------           -----------
                            $15,734,000            $21,525,000            $4,854,000           $ 5,902,000
                            ===========            ===========            ==========           ===========
Segment profit (loss):
     Line                   $  (524,000)           $ 1,079,000            $  213,000           $   326,000
     OSS                         (7,000)            (3,876,000)               11,000            (1,192,000)
     Signal*                   (122,000)               643,000               234,000               224,000
                            -----------            -----------            ----------           -----------
                            $  (653,000)           $(2,154,000)           $  458,000           $  (642,000)
                            ===========            ===========            ==========           ===========

*Includes an impairment loss of $800,000 that was charged against the operations of Signal in the second quarter of 2002.

The following table reconciles segment totals to consolidated totals:

                                              Nine Months Ended                          Three Months Ended
                                    September 30, 2002   September 30, 2001    September 30, 2002    September 30, 2001
                                    ------------------   ------------------    ------------------    ------------------
Sales:
   Total revenue for
     reportable segments               $15,734,000           $21,525,000           $4,854,000             $ 5,902,000
Other revenue                              595,000               471,000              239,000                 137,000
                                       -----------           -----------           ----------             -----------
Consolidated total revenue             $16,329,000           $21,996,000           $5,093,000             $ 6,039,000
                                       ===========           ===========           ==========             ===========
Operating loss:
  Total segment profit (loss)
    for reportable segments            $  (653,000)          $(2,154,000)             458,000             $  (642,000)
   Corporate and unallocated            (2,572,000)           (3,001,000)            (862,000)               (869,000)
                                       -----------           -----------           ----------             -----------
   Consolidated total
     operating loss                    $(3,225,000)          $(5,155,000)          $ (404,000)            $(1,511,000)
                                       ===========           ===========           ==========             ===========


                                  Page 9 0f 17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                       Nine Months Ended    Three Months Ended
                                          September 30,         September30,
                                       -----------------    ------------------
                                       2002         2001    2002          2001
                                       ----         ----    ----          ----

Sales                                  100%         100%     100%         100%
Cost of sales                           69%          73%      60%          75%
Gross profit                            31%          27%      40%          25%
Selling, general and administrative
  expenses                              33%          34%      36%          35%
Research and development expenses       12%          16%      12%          15%
Impairment loss                          5%          --        0%          --
     Operating loss                    (20%)        (23%)     (8%)        (25%)
Interest expense - net                  (9%)        (16%)     (6%)        (19%)
Gain on sale of joint venture            3%          --        0%          --
Gain on sale of assets                  --            3%      --           12%
Other                                    0%           0%       0%           0%
Minority interest                       --            1%      --            1%
Net loss                               (26%)        (35%)    (14%)        (31%)

The Company's sales by product line for the periods ended September 30, 2002 and 2001 are as follows:

                                        Nine Months Ended September 30,
                                        -------------------------------
                                                   $(000)
                                           2002               2001
                                           ----               ----
Line connection/protection
  equipment                        $ 7,126       44%     $10,501       48%
OSS equipment                        5,240       32%       7,110       32%
Signal Processing                    3,368       20%       3,914       18%
Other                                  595        4%         471        2%
                                   -------      ---      -------      ---
                                   $16,329      100%     $21,996      100%
                                   =======      ===      =======      ===

                                       Three Months Ended September 30,
                                       --------------------------------
                                                   $(000)
                                           2002               2001
                                           ----               ----
Line connection/protection
  equipment                         $2,894       57%      $3,184       53%
OSS equipment                        1,004       20%       1,632       27%
Signal Processing                      956       19%       1,086       18%
Other                                  239        4%         137        2%
                                    ------      ---       ------      ---
                                    $5,093      100%      $6,039      100%
                                    ======      ===       ======      ===

Results of Operations

      Our sales for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 decreased by $5,667,000 (26%) from $21,996,000 in 2001 to $16,329,000 in 2002. Sales for the quarter ended
September 30, 2002 of $5,093,000 decreased by $946,000 (16%) compared to $6,039,000 for the quarter ended September 30, 2001. The sales decrease for both the nine months and three months periods reflects declines in sales from all three business units.

      Line sales for the nine months ended September 30, decreased from $10,501,000 to $7,126,000, or $3,375,000 (32%) from 2001 to 2002. Sales for the three months ended September 30 decreased by $290,000 (9%) from $3,184,000 in 2001 to $2,894,000 in 2002. The decrease for both the nine months and three months ended September 30, 2002 reflects reduced sales volume to customers in the United Kingdom and the general slowdown in the telecommunications industry.

      OSS  sales for nine  months  ended  September  30,  2002  were  $5,240,000 compared to the nine months ended September 30, 2001 of $7,110,000, a decrease of $1,870,000 (26%). OSS sales for the three months ended September 30, 2002 were $1,004,000 compared to the three months ended September 30, 2001 of $1,632,000, a decrease of $628,000 (38%). The decreased sales during the nine and three months ended September 30, 2002 resulted from the inability to secure new orders primarily from the slowdown in the telecommunication market and from lower levels of contract completion compared to the similar period of the prior year. Additionally, as a result of our change to the equity method effective October 1, 2001 and subsequent sale in April 2002 of our interest in our Korean joint venture, we did not recognize any revenue from OSS sales in Korea during 2002, whereas during the third quarter and nine months of 2001, our share of the revenue generated by the Korean venture was $382,000 and $1,066,000, respectively.

      Signal sales for the nine months ended September 30, 2002 were $3,368,000 compared to the nine months ended September 30, 2001 of $3,914,000, a decrease of $546,000 (14%). Sales for the quarter ended September 30, 2002 compared to 2001, decreased $130,000 (12%) from $1,086,000 to $956,000. The decrease in sales for the nine and three months was primarily due to the temporary disruption of our supply chain and a key customer hold on a shipment. Both situations were resolved in October of 2002.

      Gross margin for the nine months ended September 30, 2002 was 31% compared to 27% for the nine months ended September 30, 2001. Gross margin for the quarter ended September 30, 2002 was 40% compared to 25% for the quarter ended September 30, 2001. The margin improvement for both the nine months and the quarter resulted from a reduction to the costs associated with certain OSS contracts reflecting our ability to replace a high cost software vendor with comparable lower cost software. Offsetting this improvement were lower margins associated with our Line business that was unable to absorb certain fixed expenses in relation to lower sales volume.

      Selling, general and administrative expenses decreased by $2,004,000 (27%) from $7,452,000 to $5,448,000 for the nine months ended September 30, 2002 compared to 2001. For the quarter ended September 30, 2002 selling general and administrative expenses decreased by $271,000 (13%) from 2001. This decrease relates primarily to reduced salaries and benefits, consulting services and commissions reflecting our current level of business.

      Research and development expenses decreased by $1,547,000 (44%) and by $313,000 (34%) for the nine and three months ended September 30, 2002 from the comparable periods in 2001. This decrease in research and development expenses for both nine and three months resulted from our efforts to reduce expenses primarily related to the OSS business.

      At December 31, 2001, our goodwill was $3,761,000, all of which related to our Signal division. We determined that this goodwill had been impaired as of June 30, 2002. We engaged in discussions with respect to the sale of that division during the second quarter of 2002, and based on those discussions we estimated that the impairment loss was approximately $800,000. This amount was charged to operations in the quarter ended June 30, 2002. Furthermore, the negotiations relating to the sale of the Signal division have been discontinued. We cannot give any assurances that further write-downs will not be necessary.

      As a result of the above, for the nine months ended September 30, 2002 compared to 2001, we had an operating loss of $3,225,000 in 2002 versus an operating loss of $5,155,000 in 2001. We had an operating loss of $404,000 for the quarter ended September 30, 2002 as compared to an operating loss of $1,511,000 for the quarter ended September 30, 2001.

      Interest expense for the nine months ended September 30, 2002 compared to September 30, 2001 decreased by $1,971,000 (57%) from $3,459,000 in 2001 to
$1,488,000 in 2002. Interest expense for the three-month period ending September 30, 2002 compared to the same three months of 2001, decreased by $854,000 (73%) from $1,164,000 in 2001 to $310,000 in 2002. The reduced level of interest expense is attributable to our amended agreement with our senior lender whereby the old term loan bears no interest during the three and nine months ended September 30, 2002. (See Note 4 of notes to unaudited financial statements).

      In April 2002, we sold our 50% interest in Woo Shin Electro Systems Co, a Korean company, for $450,000 to our joint venture partner. Payment was made by the forgiveness of commissions, totaling $450,000, which we owed to our sales representation company owned by our joint venture partner, with respect to sales made by Woo Shin Electro Systems Co. in Korea.

      As a result of the foregoing, we incurred a net loss of $4,221,000, $0.42 per share (basic and diluted), for the nine months ended September 30, 2002, compared with a net loss of $7,642,000, $0.78 per share (basic and diluted), for the nine months ended September 30, 2001. The net loss for the three months ended September 30, 2002 was $696,000, $0.07 per share (basic and diluted), compared with a net loss for the three months ended September 30, 2001 of $1,898,000, $0.19 per share (basic and diluted).

Liquidity and Capital Resources

      At September 30, 2002, we had cash and cash equivalents of $891,000 compared with $1,204,000 at December 31, 2001. Our working capital deficit at September 30, 2002 was $34,642,000 compared to a working capital deficit of $31,236,000 at December 31, 2001. The increased level of senior debt resulted in the increase in the working capital deficiency. During the nine months of 2002, the net cash used by us in operations was $3,086,000.

      As of September 30, 2002, our debt includes $24,996,000 of senior debt that matures on December 31, 2002, and $6,144,000 of subordinated debt that became due on July 3, 2001. We were unable to pay the interest payment on the subordinated notes of approximately $2,051,000, which represents interest from July 2000 through September 30, 2002. At September 30, 2002, we did not have sufficient resources to pay either the senior lender or the subordinated lenders and it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making payments on the subordinated debt.

      On March 1, 2002, and as amended on May 10, 2002, our senior lender and we agreed to amend our restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $2,250,000. The agreement allows us to draw monies subject to our senior lender's receipt and approval of a weekly disbursement budget. Obligations under the new term loan shall bear interest at 12%. The agreement also establishes all indebtedness prior to March 1, 2002 as an old term loan in the amount of $22,610,000, which includes the balance due at December 31, 2001 plus accrued interest though March 1, 2002. The old term loan bears no interest until such time as the senior lender in its sole discretion notifies us that interest shall be payable. Both the new and old term loans are due on December 31, 2002. As part of this agreement, the senior lender continues to preclude us from making any payments on indebtedness to any subordinated creditors except to pay accounts payable in the ordinary course of business. The $2,250,000 advance from our senior lender was made at the discretion of the senior lender. Since we have borrowed the maximum, our senior lender has no obligation to fund future operations. If we require additional funds and the senior lender ceases funding our operations, unless we have obtained alternative financing, we will be unable to continue in business. Furthermore, unless we obtain funding from another source, including the sale of one of more of our divisions, we will not be able to pay our senior lender on December 31, 2002, and we may not be able to continue in business.

      As of September 30, 2002, we had remaining outstanding $385,000 of 6% Debentures which became due on July 2, 2002. The interest accrued on the 6% Debentures is payable on July 1 of each year. Due to the restriction imposed by our senior lender precluding us from making any payments on indebtedness to any subordinated debt holder, we were unable to pay the interest due of $23,000 which was due on each of July 1, 2001 and 2002, and we were unable to pay the principal of $385,000 which was due on July 2, 2002. Additionally, we have been notified by the trustee that the non-payment caused an event of default.

      As of September 30, 2002, we had outstanding $6,144,000 of subordinated notes, all of which became due during 2001. We did not have the resources to pay, and we did not pay, either the principal or interest on the subordinated notes and are restricted by our senior lender from making such payments. The holder of a subordinated note in the principal amount of $500,000 has commenced an action seeking payment of the principal and interest on his note. However, the court has denied the holder's motion for a summary judgment.

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

      o our significant decrease in research and development may affect the price that a potential buyer of one or more of our divisions is willing to pay; and

      o a number of creditors, including one holder of our subordinated notes, as discussed above, have engaged attorneys or collection agencies or commenced legal actions against us, and some of them have obtained judgments against us.

      The creditors include five former senior executives who have deferred compensation agreements with us. The total payments due under these agreements are approximately $1.9 million, of which $133,000 was due at September 30, 2002, and an additional $69,000 will become due during the remainder of 2002. Other claimants who have already either commenced litigation or otherwise sought collection or who have obtained judgments against us are due approximately $600,000. If we are unable to reach a settlement with these creditors and others who have not yet brought claims, and these claimants obtain judgments against us or, in the case of creditors who have already obtained judgments, if the creditors seek to enforce the judgment, it may be necessary for us, or our senior lender may require us, to seek protection under the Bankruptcy Code.

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

      During 2001 and 2002, we took steps to reduce overhead and headcount. We will continue to look to reduce costs while we seek additional business from new and existing customers. Our senior lender has precluded us from making any payments on indebtedness to any subordinated creditors. Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, we believe that our losses and our financial position are having and will continue to have an adverse effect upon our ability to develop new business as competitors and potential customers question our ability both to perform our obligations under any agreements we may enter and to continue in business. We have been informally advised by British Telecommunications, which was one of our largest customers that, because of our financial position, it will not place orders with us for OSS products until we can demonstrate that we are financially viable. However, this customer continues to place orders for OSS maintenance and modest orders for line test products. The substantially reduced level of purchases by this customer has had an adverse effect upon our operations. In addition, the audit opinion included in the December 31, 2001 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern.

      On October 22, 2002, the American Stock Exchange suspended trading of our common stock and made application with the Securities and Exchange Commission to strike our common stock from listing and registration effective at the opening of trading on November 12, 2002. The action by the Exchange is based on our failure to meet the Exchange's minimum requirements for continued listing. As a result, our stock is subject to the Securities and Exchange Commission's penny stock rules, which may increase our difficulty in seeking to raise funds.

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

Item 4. Controls and Procedures

      Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the date of this report, and based on their evaluations, they believe that our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits
            None

      (b)   Reports on Form 8-K
            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PORTA SYSTEMS CORP.

      Dated November 13, 2002              By /s/William V. Carney
                                              --------------------
                                              William V. Carney
                                              Chairman of the Board
                                              and Chief Executive Officer

      Dated November 13, 2002              By /s/Edward B. Kornfeld
                                              ---------------------
                                              Edward B. Kornfeld
                                              Senior Vice President
                                              and Chief Financial Officer

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

      Dated November 13, 2002              By /s/William V. Carney
                                              --------------------
                                              William V. Carney
                                              Chairman of the Board
                                              and Chief Executive Officer

      Dated November 13, 2002              By /s/Edward B. Kornfeld
                                              ---------------------
                                              Edward B. Kornfeld
                                              Senior Vice President
                                              and Chief Financial Officer

William V. Carney does hereby certify that he is the duly elected and incumbent chief executive officer and Edward B. Kornfeld does hereby certify that he is the duly elected and incumbent chief financial officer of Porta Systems Corp. (the "issuer") and each of them does hereby certify, with respect to the issuer's Form 10-Q for the quarter ended September 30, 2002 (the "report") as follows:

1.    He has reviewed the report;

2. Based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on his knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in the report;

4. He and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures, as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended, for the issuer and have:

      i. Designed such disclosure controls and procedures to ensure that material information relating to the issuer, including its consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the periodic reports are being prepared;

      ii. Evaluated the effectiveness of the issuer's disclosure controls and procedures as of a date within 90 days prior to the filing date of the report (the "Evaluation Date"); and

      iii. Presented in the report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of the Evaluation Date

5. He and the other certifying officer have disclosed to the issuer's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

      i. All significant deficiencies in the design or operation of internal controls which could adversely affect the issuer's ability to record, process, summarize and report financial data and have identified for the issuer's auditors any material weaknesses in internal controls; and

      ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. He and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      ----------------------------                  ---------------------------
      William V. Carney                             Edward B. Kornfeld
      Chief Executive Officer                       Chief Financial Officer