Form 10-K
period 2002-12-31
PORTA SYSTEMS CORP
filed 2003-03-31
CIK 79564

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2002

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from _______to_______

                          Commission file number 1-8191

                               PORTA SYSTEMS CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                                  11-2203988
(State or other jurisdiction                              (IRS Employer
of incorporation or organization)                         Identification No.)

6851 Jericho Turnpike, Syosset, New York                  11791
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (516) 364-9300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [X]

     Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes__ No X

     State aggregate market value of the voting stock held by non-affiliates of the registrant: $598,767 as of June 30, 2002.

     Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 9,972,284 shares of Common Stock, par value $.01 per share, as of March 19, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                     Part I

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

     Porta Systems Corp. is a Delaware corporation incorporated in 1972 as the successor to a New York corporation incorporated in 1969. Our principal offices are located at 6851 Jericho Turnpike, Syosset, New York 11791; telephone number, 516-364-9300. References to "we," "us," "our," and words of like import refer to Porta Systems Corp. and its subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

     Statements in this Form 10-K annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in this Form 10-K annual report, including the risks described under "Risk Factors" and in other documents which we file with the Securities and Exchange Commission and the matters described under "Management's Discussion and Analysis of Financial Condition and Results of Operations." In addition, such statements could be affected by risks and uncertainties related to our financial conditions, factors which affect the telecommunications industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.


                                     1 of 35

Risk Factors

     We require substantial financing to meet our working capital requirements and our principal lender has no obligation to provide us with any additional financing. We had a working capital deficit at December 31, 2002 of $34,199,000. As of December 31, 2002, our current liabilities included $25,070,000 due to our senior lender, all of which becomes due on May 15, 2003. We do not have sufficient resources to pay the senior lender when our obligations to the senior lender mature on May 15, 2003, or to pay principal and interest of $8,444,000 due at December 31, 2002 on the outstanding subordinated notes that became due on July 3, 2001, and we do not expect to generate the necessary cash from our operations to enable us to make those payments. Because our senior lender is no longer advancing funds to us, at present our only source of funds is from operations. To the extent that our operations do not generate sufficient funds to cover our expenses, it may be necessary for us to seek reorganization or liquidation under the Bankruptcy Code. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     We are incurring losses from our operations, and our losses are continuing. We incurred a net loss of $4,114,000, or $0.41 per share (basic and diluted), on sales of $21,417,000 for 2002, following a loss of $14,774,000, or $1.50 per share (basic and diluted) for 2001. In each of these years, our revenue declined significantly from the level of the previous year. Our losses are continuing and we expect that our losses will continue unless we are able both to significantly increase our revenue and reduce our expenses. We cannot give assurance that we will be able to operate profitably in the future, and if we are unable to operate profitably, we may be unable to continue in business.

     Because of our decreasing revenues together with problems facing both the telecommunications industry and the economy, we may not be able to continue in business. Our sales declined significantly from 2000 to 2001 and again from 2001 to 2002. Unless we are able to stop the downward trend in sales and generate a significant increase in sales, our reduction in overhead will not be sufficient to enable us to sustain our operations. We cannot assure you that we will be able to increase our sales significantly, if at all. As a result of the deterioration of our operating revenue we are evaluating various options, including the sale of one or more of our divisions as well as a reorganization or liquidation under the Bankruptcy Code.

     Our independent auditors have included an explanatory paragraph relating to our ability to continue as a going concern in their report on our financial statements. Because of our substantial losses in 2002, 2001 and 2000, our stockholders' deficit of $29,935,000 at December 31, 2002, and our working capital deficit of $34,199,000 as of December 31, 2002 our auditors included in their report an explanatory paragraph about our ability to continue as a going concern.

     Because of our financial condition, we have not been able to pay certain of our creditors on a timely basis, and some of our creditors have obtained judgments against us. As a result of our continuing financial difficulties, a number of creditors have engaged attorneys or collection agencies or commenced legal actions against us, and some of them have obtained judgments against us. Claimants who have already either commenced litigation or otherwise sought collection are due approximately $214,000. If we are unable to reach a settlement with these creditors and others who have not yet brought claims, and these claimants obtain judgments against us or seek to enforce a judgment against us, it may be necessary for us, or our senior lender may require us, to seek protection under the Bankruptcy Code.


                                    2 of 35

     Our largest customer has ceased placing orders for OSS products with us and has significantly decreased orders for our copper connection/protection products, which are having a material adverse effect upon our business. Our largest customers are British Telecommunications and Fujitsu Telecommunications LTD, which purchases telecommunications equipment from us for sale to British Telecommunications. Sales to British Telecommunications declined significantly during the past year. British Telecommunications has informally advised us that it will not place orders with us for OSS products until we can demonstrate that we are financially viable. The decline in sales of connection/protection products for British Telecommunications reflects both our financial condition and industry conditions generally. We have not been able to replace the sales made to British Telecommunications and we cannot give any assurance that we will be able to. The reluctance of British Telecommunications to place orders for OSS products may affect the willingness of other telecommunications companies to order new OSS or other products from us. The reduced level of our sales resulting from the decline in sales to British Telecommunications is continuing to impair our business, and, if we are not able to replace these sales, or generate new business from British Telecommunications or Fujitsu, we may not be able to continue in business.

     Since we sell to telecommunications companies, our sales are affected by economic and other factors that affect that industry, both domestically and internationally. During the past three years, the telecommunications industry has been affected by an international slowdown, and many, if not most, telecommunications companies have scaled back plans for expansion, which has resulted in a significant drop in the requirements for products including products such as our OSS products and our connection/protection products. We cannot assure you that there will be any positive change in the purchasing patterns of telecommunications companies or that we will benefit from any positive change which may occur.

     Because of our financial condition, we may not be able to perform on our contracts which may subject us to loss of business and penalties. We are having and we may continue to have difficulty performing our obligations under our contracts, which could result in the cancellation of contracts, the loss of future business and penalties for non-performance.

     We are heavily dependent on foreign sales. Approximately 54% of our sales in 2002 and 2001 and 66% of our sales for 2000, were made to foreign telephone operating companies. In selling to customers in foreign countries, we are exposed to inherent risks not normally present in the case of our sales to United States customers, including extended delays in both completing the installation and receiving the final payment from our customers for our Operational Support Systems contracts, as well as further risks relating to political and economic changes. Furthermore, our financial condition has impaired our ability to generate new business in the international market as potential customers express concern about our ability to perform.

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


                                    3 of 35

     We experience difficulties with Operations Support Systems contracts. We experience delays in purchaser acceptance of the Operations Support Systems and our receipt of final contract payments in connection with a number of foreign sales. In addition, we have no steady or predictable flow of orders for Operations Support Systems and the negotiation of a contract for an operations support system is an individualized and highly technical process. The installation, testing and purchaser acceptance phases of these contracts may last longer than contemplated by the contracts and, accordingly, amounts due under the contracts may not be collected for extended periods. Furthermore, our Operation Support Systems contracts typically contain performance guarantees by us and clauses imposing penalties if we do not meet "in-service" dates. As a result, it is possible that we may lose money on Operations Support Systems contracts.

     Because of our small size and our financial problems, we may have difficulty competing for business. We compete directly with a number of large and small telephone equipment manufacturers in the United States, with Lucent Technologies, Inc. continuing to be our principal United States competitor. Our competitors are using our financial difficulties in successfully competing against us. We anticipate that our loss for 2002, our working capital deficiency and absence of financing may continue to place us in a competitive disadvantage, particularly in seeking Operations Support Systems contracts, where we frequently deal with national telecommunications companies.

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

     Our stock is subject to the penny stock rules, which may make it difficult for stockholders to sell our stock. Because our stock is traded on the OTC Bulletin Board and our stock price is very low, our stock is subject to the Securities and Exchange Commission's penny stock rules, which impose additional sales practice requirements on broker-dealers which sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock they may own.

     We do not pay dividends on common stock.


                                    4 of 35

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

     Our other software applications, including the automated assignment of facilities and activation of service, form part of a telephone company's service activation function, and can be integrated with the testing and trouble management systems, to provide a comprehensive access loop capability. In addition, if requested by customers, We develop software to meet specific customer requirements, including integration of its systems with telephone company legacy or third party OSS systems.

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


                                    5 of 35

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


                                    6 of 35

     The table below shows, for the last three fiscal years, the contribution made to our sales by each of our major categories of the telecommunications industry:

                            Sales by Product Category

                                      Years Ended December 31,
                     -----------------------------------------------------------
                     2002                 2001                2000
                     ----                 ----                ----
                             (Dollars in thousands)

OSS Systems         $ 6,414        30%   $ 8,874        32%   $22,296        44%

Line Connecting
/Protecting
Equipment             9,598        45%    12,756        46%    20,546        40%

Signal Processing     4,523        21%     5,737        20%     7,644        15%

Other                   882         4%       695         2%       654         1%
                    -------       ----   -------       ----   -------       ----
Total               $21,417       100%   $28,062       100%   $51,140       100%
                    =======       ====   =======       ====   =======       ====

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

     During 2002, approximately 30% of our sales consisted of OSS products and services.

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


                                    7 of 35

     The increased sensitivity of the newer digital switches to small amounts of voltage requires the telephone company which is upgrading its systems to digital switching systems to also upgrade its central office connection/protection systems in order to meet these more stringent protection requirements. We supply central office connection/protection systems to meet these needs.

     During 2002, approximately 45% of our sales were made to customers in this category.

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

     During 2002, signal processing equipment accounted for approximately 21% of our sales.

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

     In the United States and throughout the world, we use independent distributors in the marketing of all copper based products to the regional bell operating companies and the customer premises equipment market. All distributors marketing copper-based products also market directly competing products. In addition, We continues to promote the direct marketing relationships it developed in the past with telephone operating companies.

     British Telecommunications purchased line connecting/protecting products amounting to $689,000 (3% of sales) in 2002, $3,339,000 (12% of sales) in 2001, and $4,261,000 (8% of sales) in 2000. During these years, we also sold our products to unaffiliated suppliers for resale to British Telecommunications. We have a cross-licensing agreement with British Telecommunications which, in effect, enables British Telecommunications to use certain of our proprietary information to modify or enhance products provided to British Telecommunications and permits British Telecommunications to manufacture or engage others to manufacture those products.

     Our OSS systems historically have been sold to foreign telephone operating companies which are government controlled. Recently, we entered into sales, marketing and management co-operative agreements and strategic alliances with various companies.


                                    8 of 35

     During 2000, we entered into a multi-year sales, marketing, and management co-operative agreement with Fujitsu Telecommunications to market Internet infrastructure products. This agreement expired during September 2002.Under the agreement, Fujitsu sold and marketed our advanced Internet infrastructure technologies, including ADSL Single Ended Line Qualification System for broadband services and the sixth generation Sherlock remote test unit to telecom service operators in the United Kingdom, principally British Telecommunications, and certain other European countries. During 2002, we had no sales pursuant to this agreement. During 2001 and 2000, we had sales pursuant to this agreement of $3,200,000 (11% of sales) and $12,051,000 (24% of sales), respectively.

     Our signal processing products are sold primarily to US military and aerospace prime contractors, and domestic original equipment manufacturers and end users.

     The following table sets forth for the last three fiscal years our sales to customers by geographic region:

                   Sales to Customers By Geographic Region (1)

                                            Year Ended December 31,
                       ---------------------------------------------------------
                              2002                  2001                2000
                              ----                  ----                ----
                                       (Dollars in thousands)

North America          $10,442     49%      $13,356      48%     $22,795     45%

United Kingdom           6,388     30%        8,060      29%      20,244     40%

Asia/Pacific             2,725     13%        4,552      16%       5,429     10%

Other Europe             1,600      7%        1,761       6%       2,482      5%

Latin America              258      1%          288       1%         146      0%

Other                        4      0%           45       0%          44      0%
                       -------    ----      -------     ----     -------    ----
Total Sales            $21,417    100%      $28,062     100%     $51,140    100%
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


                                    9 of 35

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

Source and Availability of Components

     We generally purchase the standard components used in the manufacture of our products from a number of suppliers. We attempt to assure ourselves that the components are available from more than one source. We purchase all of our MKIII test units from one supplier. We purchase the majority of our workstations and servers used in our OSS systems from Hewlett Packard Corporation. However, we could use other computer equipment in our systems if we were unable to purchase Hewlett Packard products. Other components, such as personal computers and line printers used in connecting with our electronic products, are readily available from a number of sources.

Significant Customers

     During the years ended December 31, 2002, 2001 and 2000, our five largest customers accounted for sales of $9,784,000, or approximately 46% of sales, $13,444,000, or approximately 48% of sales, and $28,323,000, or approximately 55% of sales, respectively. Our largest customer in 2002 and 2001 with sales of $2,725,000 and $3,485,000, or approximately 13% and 12%, respectively, of sales was Philippine Long Distance Telephone. Our largest customer in 2000 with sales of $12,051,000, or approximately 24% of sales was Fujitsu Telecommunications. Our sales to Fujitsu Telecommunications were $3,200,000, or approximately 11% of sales in 2001. A significant amount of sales of our products for use by British Telecommunications were sold to Fujitsu Telecommunications, as purchasing agent for British Telecommunications. As a result, most of the sales to Fujitsu Telecommunications were for use by British Telecommunications. Direct sales to British Telecommunications were $2,306,000, or 11% of sales, for 2002, $3,339,000, or 12% of sales, for 2001 and $5,098,000, or 10% of sales, for 2000.
During 2000, sales to a Mexican telephone company were $5,507,000, or approximately 11% of sales. No other customers account for 10% or more of our sales in 2002, 2001 or 2000.

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


                                    10 of 35

Backlog

     At December 31, 2002, our backlog was approximately $4,400,000 compared with approximately $6,100,000 at December 31, 2001. Of the December 31, 2002 backlog, approximately $3,300,000 represented orders from foreign telephone operating companies. We expect to ship substantially all of our December 31, 2002 backlog during 2003.

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


                                    11 of 35

     We compete directly with a limited number of substantial domestic and international companies with respect to our sales of OSS systems. In meeting this competition, we rely primarily on the features of our line testing equipment, our ability to customize systems and endeavor to offer such equipment at prices and with warranties that make them competitive.

     In addition to the quality and price of the products being offered, the financial stability of a supplier, especially for OSS contracts, is a crucial element. Because these contracts require the supplier to spend considerable funds before the project is completed and require ongoing maintenance service, potential customers consider the financial stability of the supplier as a major consideration in awarding a contract. Our financial position, combined with our recent losses, our working capital deficiency and the scheduled expiration of our financing agreement with our senior lender, and the decision of British Telecommunications not to place orders for new OSS products from us and its reduced level of purchases of copper connection/protection products may place us at a competitive disadvantage in seeking new business and new orders for existing customers.

Research and Development Activities

     We  spent  approximately  $2,500,000  in  2002,  $4,400,000  in  2001,  and
$5,800,000 in 2000 on research and development activities. All research and development was company sponsored and is expensed as incurred. As a result of our financial difficulties, we have scaled down our research and development effort, which could hurt our ability to offer competitive products.

Employees

     As of March 7, 2003, we had 258 employees of which 56 were employed in the United States, 176 in Mexico, 18 in the United Kingdom, 3 in Poland, 4 in Chile, and 1 in China. We believe that our relations with our employees are good, and we have never experienced a work stoppage. Our employees are not covered by collective bargaining agreements, except for our hourly employees in Mexico who are covered by a collective bargaining agreement that expires on December 31, 2003.

Item 2.  Properties

     We currently lease approximately 14,500 square feet of executive, sales, marketing and research and development space and 4,200 square feet of manufacturing space in Syosset, New York. These facilities represent substantially all of our office, plant and warehouse space in the United States. The Syosset, New York leases expire February 2008 and May 2007, respectively. The annual rental related to the New York property is approximately $277,000.

     Our wholly-owned United Kingdom subsidiary leases approximately 11,000 square foot facility in Coventry, England, which facility comprises all of our office, plant and warehouse space. The lease expires in 2019. The aggregate annual rental is approximately $114,000.

     Our wholly-owned Mexican subsidiary owns an approximately 40,000 square foot manufacturing facility in Matamoros, Mexico.

     We believe our properties are adequate for our needs.


                                    12 of 35

Item 3.  Legal Proceedings

     In July 2001, the holder of a subordinated note in the principal amount of $500,000 commenced an action against us in the United States District Court for the Southern District of New York seeking payment of the principal and accrued interest on their subordinated notes which were payable in July 2001. The payment of the note is subordinated to payment of our senior debt and we believe that the subordination provision of the note prohibits payment by us. The plaintiff's motion for a summary judgment was denied by the court on the grounds that the terms of the note did not give them permission to obtain a judgment while we remained in default to the senior debt holder. Our obligations under the subordinated notes are reflected as current liabilities on our balance sheet.

     In March 2000, we suspended (with pay) Messrs. Ronald Wilkins and Michael Bahlo, two of our executive officers, from their positions pending completion of our investigation of certain matters that had come to our attention. Prior to the completion of this investigation, however, these two executives accepted positions with another company and thereby voluntarily resigned from their positions with us. In February 2001, these two executives, together with a third former executive officer, Mr. Michael Lamb, who similarly resigned from his position with us, filed suit in the Supreme Court for the State of New York, County of New York, entitled Ronald Wilkins, Michael Bahlo and Michael Lamb v. Porta Systems Corp. The complaint asserted various claims against us based on the allegation that each of these three executives was improperly terminated from his employment without cause, and seeks compensatory damages, liquidating damages and attorney's fees. We filed an answer and counterclaim against the plaintiffs. During 2002, we settled all claims related to this action for $30,000.

     In July 1996, an action was commenced against us and certain present and former directors in the Supreme Court of the State of New York, New York County by certain of our stockholders and warrant holders of Porta who acquired their securities in connection with our acquisition of Aster Corporation. The complaint alleges breach of contract against us and breach of fiduciary duty against our directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $413,000; however, counsel for the plaintiff has advised us that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. We believe that we have valid defenses to the claims. Discovery is proceeding, although there has been no significant activity in this matter subsequent to December 31, 1999.

     In June 2002, BMS Corp. served an arbitration demand on us claiming that we breached our agreement to market and sell an update to our MLR product which BMS was to develop. We believe that we have defenses to the claims by BMS and have filed a counterclaim to recover the $350,000 we advanced to BMS under the contract. The arbitrators have recently been selected and the proceedings will move forward over the next several months.


Item 4.  Submission of Matters to a Vote of Securities Holders

     During the fourth quarter of 2002, no matters were submitted to a vote of our security holders.


                                    13 of 35

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     Our common stock is traded on the OTC Bulletin Board under the symbol PYTM. Prior to November 11, 2002, our stock was traded on the American Stock Exchange under the symbol PSI. The following table sets forth, for 2001 and 2002, the quarterly high and low sales prices for our common stock on the consolidated transaction reporting systems for the OTC Bulletin Board and American Stock Exchange listed issues.

                                                   High             Low
                                                   ----             ---

2001     First Quarter                           $1.06             $0.22
         Second Quarter                           0.40              0.21
         Third Quarter                            0.30              0.10
         Fourth Quarter                           0.17              0.05

2002     First Quarter                           $0.20             $0.07
         Second Quarter                           0.10              0.06
         Third Quarter                            0.15              0.03
         Fourth Quarter                           0.08              0.005

     We did not declare or pay any cash dividends in 2002 or 2001. It is our present policy to retain earnings, if any, to finance the growth and development of the business, and therefore, we do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our agreement with our senior lender prohibits it from paying cash dividends on its common stock.

     As of March 19, 2003, we had approximately 979 stockholders of record and the closing price of our common stock was $0.04.

     We did not issue any unregistered securities during 2002.


                                    14 of 35

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2002.

          Equity Compensation Plan Information as of December 31, 2002


                                                                                Number of
                                      Number of                                securities
                                   securities to                                remaining
                                  be issued upon       Weighted-average       available for
                                    exercise of         exercise price       future issuance
                                outstanding options     of outstanding         under equity
        Plan Category              and warrants      options and warrants  compensation plans
        -------------           -------------------  --------------------  ------------------
Equity compensation plans
approved by security holders
                                      844,030              $2.25                 698,470

Equity compensation plan
not approved by security holders

                                          -0-                -0-                  95,750
                                      -------              -----                 -------
                                      844,030              $2.25                 794,220

The plan not approved by security holders is a stock bonus plan that permits issuance of stock on a discretionary basis.


                                    15 of 35

Item 6.  Selected Financial Data

         The following table sets forth certain selected consolidated financial information. For further information, see the Consolidated Financial Statements and other information set forth in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7:


                                                     Year Ended December 31,
                                     -----------------------------------------------------
                                     2002         2001       2000        1999         1998
                                     ----         ----       ----        ----         ----
                                             (In thousands, except per share data)
Income Statement Data:

Sales                              $ 21,417    $ 28,062    $ 51,140    $ 38,936    $ 59,343
Operating income (loss)              (2,881)    (11,453)     (5,153)     (9,709)      4,566

Debt conversion expense                  --          --          --          --        (945)

Income (loss) before
   extraordinary item                (4,114)    (14,774)    (10,176)    (13,686)        451

Net income (loss)                    (4,114)    (14,774)    (10,176)    (13,686)        527

Basic per share amounts:
  Continuing operations            $  (0.41)   $  (1.50)   $  (1.04)   $  (1.44)       0.05
  Net income (loss)                $  (0.41)   $  (1.50)   $  (1.04)   $  (1.44)   $   0.06

Diluted per share amounts:
  Continuing operations            $  (0.41)   $  (1.50)   $  (1.04)   $  (1.44)   $   0.04
  Net income (loss)                $  (0.41)   $  (1.50)   $  (1.04)   $  (1.44)   $   0.05

Cash dividends declared                  --          --          --          --          --

Number of shares used in
   calculating net income (loss)
   per share-basic                    9,994       9,878       9,763       9,489       9,281

Number of shares used in
   calculating net income (loss)
   per share-diluted                  9,994       9,878       9,763       9,489       9,785

Balance Sheet Data:
Total assets                       $ 14,228    $ 17,833    $ 34,174    $ 43,448    $ 52,136

Working capital (deficiency)       $(34,199)   $(31,236)   $(24,152)   $  6,135    $ 14,262

Current debt maturities            $ 31,599    $ 28,621    $ 26,890    $  2,000    $  2,000

Long-term debt excluding current
   maturities                      $    -0-    $    -0-    $    376    $ 21,902    $ 17,238

Stockholders' equity (deficit)     $(29,935)   $(25,849)   $(10,792)   $ (1,387)   $ 11,984


                                    16 of 35

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be complex and consequently actual results could differ from those estimates. Among the more significant estimates included in these consolidated financial statements are revenue recognition, allowance for doubtful accounts receivable, inventory reserves, goodwill valuation and the deferred tax asset valuation allowance. Note 1 of Notes to Consolidated Financial Statements, included elsewhere on this annual report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Revenue Recognition

     Revenue, other than from long-term contracts for specialized products, is recognized when a product is shipped. Revenues and earnings relating to long-term contracts for specialized products, principally OSS products, are recognized on the percentage-of-completion basis primarily measured by the attainment of milestones. Anticipated losses, if any, are recognized in the period in which they are identified. The percentage-of-completion method is based on judgments and estimates that are complex and actual results may differ from estimates.

Allowance for Doubtful Accounts Receivable

We record an allowance for doubtful accounts receivable based on specifically identified amounts that we believe to be uncollectible. We also record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers' credit worthiness, or other matters affecting the collectability of amounts due from such customers, could have a material effect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

In the ordinary course of business, we established an allowance for doubtful accounts receivable in the amount of $1,967,000 and $2,168,000 as of December 31, 2002 and 2001, respectively. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net loss. This reserve is based upon the evaluation of accounts receivable aging and specific exposures.

Inventory Reserves

Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or fair market value. Our stated inventory reflects an inventory obsolescence reserve that represents the difference between the cost of the inventory and its estimated market value. This reserve is calculated based on historical usage and forecasted sales. Actual results may differ from our estimates.


                                    17 of 35

Goodwill

     Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Commencing January 1, 2002, goodwill is an indefinite lived asset and as such is not amortized. On an annual basis, we test the goodwill for impairment. We determine the market value of the reporting unit by considering the projected cash flows generated from the reporting unit to which the goodwill relates.

Deferred Income Tax Valuation Allowance

     Deferred taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the US Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid. Due to our continued losses in 2002 and 2001, a valuation allowance for the entire deferred tax asset was provided due to the uncertainty as to future realization.

Results of Operations

     Our consolidated statements of operations for the three years ended December 31, 2002, 2001 and 2000, respectively, as a percentage of sales is as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                       2002      2001      2000
                                                       ----      ----      ----
Sales                                                  100%      100%      100%
Cost of sales                                           68%       71%       70%
                                                       ----      ----      ----
  Gross profit                                          32%       29%       30%
Selling, general and
administrative expenses                                 30%       33%       28%
Research and development expenses                       12%       16%       12%
Goodwill impairment                                      3%       21%       --
                                                       ----      ----      ----
Operating loss                                         (13%)     (41%)     (10%)
Interest expense                                        (8%)     (16%)      (9%)
Gain on sale of assets                                  --         2%       --
Gain on sale of investment in joint venture              2%       --        --
Equity in net loss of joint venture                     --        --        --
Other                                                   --         1%       (1%)
                                                       ----      ----      ----
Loss before income
   taxes and minority interest                         (19%)     (54%)     (20%)
Income tax benefit (expense)
   and minority interest                                --         1%       --
                                                       ----      ----      ----
Net loss                                               (19%)     (53%)     (20%)
                                                       ====      ====      ====


                                    18 of 35

Results of Operation
Years Ended December 31, 2002 and 2001

     Our sales for 2002 were  $21,417,000  compared to  $28,062,000  in 2001,  a decrease of $6,645,000 (24%). The decrease in revenue is attributed to the decline in sales from all divisions.

     OSS sales for 2002 were $6,414,000, compared to 2001 sales of $8,874,000, a decrease of $2,460,000 (28%). The decreased sales resulted from the inability to secure new orders primarily from the slowdown in the telecommunication market and from lower levels of contract completion compared to the prior year. We expect to recognize the balance of the revenue from the in process OSS contracts during 2003. Sales of OSS systems are not made on a recurring basis to customers, but are the result of extended negotiations that frequently cover many months and do not always result in a contract. In addition, OSS contracts may include conditions precedent, such as the customer obtaining financing or bank approval, and the contracts are not effective until the conditions are satisfied. Additionally, in April 2002 we disposed of our interest in our Korean joint venture which generated no sales during 2002 and sales of $1,066,000 during 2001.

     Line connection/protection equipment sales for 2002 decreased approximately $3,158,000 (25%) from $12,756,000 in 2001 to $9,598,000 in 2002. The reduced sales level reflected a decrease in volume of sales to United States and United Kingdom customers. The results were adversely affected by the general slowdown in the telecommunications industry.

     Signal processing revenue for 2002 compared to 2001 decreased by $1,214,000 (21%) from $5,737,000 to $4,523,000. The decrease in sales primarily reflects delays in the receipt of certain anticipated contracts during 2002.

     Gross margin increased from 29% in 2001 to 32% in 2002. The margin improvement resulted from a reduction to the costs associated with certain OSS contracts reflecting our ability to replace a high cost software vendor with comparable lower cost software. Offsetting this improvement were lower margins associated with our Line business that was unable to absorb certain fixed expenses in relation to lower sales volume, competitive pricing pressures resulting from the industry's slowdown and additional inventory reserves required based on reduced turnover.

     Selling, general and administrative expenses decreased by $2,933,000 (31%) from $9,316,000 in 2001 to $6,383,000 in 2002. This decrease relates primarily to reduced salaries and benefits, consulting services and commissions reflecting our current level of business and to a lesser extent an occupancy benefit from the settlement of our North Carolina lease.

     Research and development expenses decreased by $1,911,000 (43%) from $4,427,000 in 2001 to $2,516,000 in 2002. This decrease resulted from our efforts to reduce expenses in all divisions and most significantly the OSS business.

     At December 31, 2001, our goodwill was $3,761,000, all of which related to our Signal division. We determined that this goodwill had been impaired as of June 30, 2002. We engaged in discussions with respect to the sale of that division during the second quarter of 2002, and based on those discussions we estimated that the impairment loss was approximately $800,000. This amount was charged to operations in the quarter ended June 30, 2002. Furthermore, the negotiations relating to the sale of the Signal division have been discontinued. We cannot give any assurances that further write-downs will not be necessary in the future, although management believes that no additional goodwill impairment charges are necessary at this time.


                                    19 of 35

     As a result of the above, we had an operating loss of $2,881,000 in 2002 versus an operating loss of $11,453,000 in 2001.

     Interest expense for 2002 decreased by $2,682,000 from $4,480,000 for 2001 to $1,798,000 in 2002. The reduced level of interest expense is attributable to our amended agreement with our senior lender whereby the old term loan bears no interest commencing March 1, 2002, until such time as the senior lender, in its sole discretion, notifies us that interest shall be payable.

     In April 2002, we sold our 50% interest in our Korean joint venture for $450,000 to our joint venture partner. Payment was made by the forgiveness of commissions, totaling $450,000, which we owed to our sales representation company owned by our joint venture partner, with respect to sales made by the Korean joint venture in Korea.

     As the result of the foregoing, the 2002 net loss was $4,114,000, $.41 per share (basic and diluted), compared with a net loss of $14,774,000, $1.50 per share (basic and diluted) for 2001.

     Our losses are continuing into 2003, and we cannot give any assurance that we will be able to operate profitably in the future. As a result of the deterioration of our operating revenue resulting from both market conditions and our financial condition, we are evaluating various options, including the sale of one or more of our divisions as well as a reorganization under the Bankruptcy Code.

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


                                    20 of 35

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

     In December 2001, we determined that $5,802,000 of goodwill, which represented all of the goodwill associated with our OSS business unit, was impaired, and we recorded an impairment loss in that amount. This assessment was based on the continued decline in sales and losses generated by the business unit over the past several years and the declining prospects for additional sales of the products based on the older technology that originally gave rise to the goodwill. In addition, there were no negotiations in progress for the sale of the OSS division.

     As a result of the above, we had an operating loss of $11,453,000 in 2001 versus an operating loss of $5,153,000 in 2000.

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

Liquidity and Capital Resources

     At December 31, 2002, we had cash and cash equivalents of $779,000 compared with $1,204,000 at December 31, 2001. Our working capital deficit was $34,199,000 at December 31, 2002 compared to a working capital deficit of $31,236,000 at December 31, 2001. The working capital deficit reflects the current liabilities to the senior and subordinated lenders together with the effect of the reduced level of business, which resulted in reduced cash, receivables and inventory. During 2002, we used $3,238,000 of cash to support our operations. Our principal source of funds during 2002 was borrowings from our senior lender. Our senior lender is no longer advancing us any funds. As a result, our only source of funds is from operations. To the extent that we are not able to generate sufficient funds to cover our expenses we may have to consider reorganization or liquidation under the Bankruptcy Code.


                                    21 of 35

     As of December 31, 2002, our debt includes $25,070,000 of senior debt which matures on May 15, 2003, and $6,144,000 principal amount of subordinated debt which became due on July 3, 2001. We were unable to pay the interest payment on the subordinated notes of approximately $2,300,000 which represents interest from July 2000 through December 2002. At December 31, 2002, we did not have sufficient resources to pay either the senior lender or the subordinated lenders and it is unlikely that we can generate such cash from our operations. Further, our senior lender has precluded us from making payments on the subordinated debt.

     On March 19, 2003, our senior lender and we agreed to an extension to May 15, 2003 of the existing agreement that had expired on December 31, 2002.

     As of December 31, 2002, we had $385,000 outstanding of 6% Debentures which matured July 2, 2002. The interest accrued on the 6% Debentures is payable on July 1 of each year. Due to the restriction imposed by our senior lender precluding us from making any payments on indebtedness to any subordinated debt holder, we were unable to pay the interest due on July 1, 2001. Thus, interest due at December 31, 2002 was $58,000. Additionally, we have been notified by the trustee that the non-payment of the interest caused an event of default.

     As of December 31, 2002, we had outstanding $6,144,000 of subordinated notes, all of which became due during 2001. We did not have the resources to pay, and we did not pay, either the principal or interest on the subordinated notes totaling $8,444,000, and are restricted by our senior lender from making such payments. The holder of a subordinated note in the principal amount of $500,000 has commenced an action seeking payment of the principal and interest on his note. However, the court denied the holder's motion for a summary judgment on the grounds that the terms of the note did not give him permission to obtain a judgment while we remained in default to the senior debt holder.

     As a result of our continuing financial difficulties:

     o    we are having and we may continue to have  difficulty  performing  our obligations under our contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance;

     o a number of creditors have engaged attorneys or collection agencies or commenced legal actions against us, and some of them have obtained judgments against us; and

     o we have continued to suffer a significant decline in revenue in 2002 from 2001 following a significant decline in revenue in 2001 from 2000.

     Claimants who have already either commenced litigation or otherwise sought collection or who have obtained judgments against us are due approximately $214,000. If we are unable to reach a settlement with these creditors and others who have not yet brought claims, and these claimants obtain judgments against us or, in the case of creditors who have already obtained judgments, if the creditors seek to enforce the judgment, it may be necessary for us, or our senior lender may require us, to seek protection under the Bankruptcy Code.

       The creditors include five former senior executives who have deferred compensation agreements with us. The total payments due under these agreements are approximately $1.9 million, of which $133,000 was due at December 31, 2002 and an additional $196,000 becomes due in 2003. The claimants commenced litigation that has been adjourned pending settlement. We are in the latter stages of settlement negotiations with these creditors.


                                    22 of 35

     We are seeking to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. During 2001 and 2002 we were engaged in discussions with respect to the possible sale of our divisions; however, those negotiations were terminated without an agreement having been reached, and we may not be able to sell those divisions on acceptable, if any, terms. Furthermore, if we sell a division, we anticipate that a substantial portion of the net proceeds will be paid to our senior lender and we will not receive any significant amount of working capital from such a sale. During 2001 and 2002, we have taken steps to reduce overhead and headcount. We will continue to look to reduce costs while we seek additional business from new and existing customers.

     Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, we believe that our losses and our financial position are having and will continue to have an adverse effect upon our ability to develop new business as competitors and potential customers question our ability both to perform our obligations under any agreements we may enter and to continue in business. Because of our financial condition, British Telecommunications, which is one of our largest customers, is not placing orders with us for OSS products, and has advised us that it will not place orders for OSS products until we can demonstrate that we are financially viable. However, British Telecommunication continues to place orders for OSS maintenance and modest orders for line test products. The loss of this customer would have a material adverse effect upon our operations. In addition, our auditors included in their report an explanatory paragraph about our ability to continue as a going concern.

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

Item 8. Financial Statements and Supplementary Data.

     See Exhibit I

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

     Not Applicable


                                    23 of 35

                                    Part III

Item 10. Directors and Executive Officers

     Set forth below is information concerning our directors:


    Name                   Principal Occupation or Employment                     Director Since       Age
    ----                   ----------------------------------                     --------------       ---
William V. Carney(1)       Chairman of the board and chief executive officer      1970                 66

Michael A. Tancredi        Senior vice president, secretary and treasurer         1970                 73

Warren H. Esanu(1),(2)       Of counsel to Esanu Katsky Korins & Siger, LLP,
                           attorneys at law                                       1997                 60

Herbert H. Feldman(1),(2)    President, Alpha Risk Management, Inc., independent
                           risk management consultants                            1989                 69

Marco M. Elser             Managing director of Elser & Co., an investment
                           advisory firm                                          2000                 44

----------
(1)  Member of the executive committee.
(2)  Member of the audit and compensation committees.

     Mr. Carney has been chairman of the board and chief executive officer since October 1996. He was vice chairman from 1988 to October 1996, senior vice president from 1989 to October 1996, chief technical officer since 1990 and secretary from 1977 to October 1996. He also served as senior vice president-mechanical engineering from 1988 to 1989, senior vice president-connector products from 1985 to 1988, senior vice president-manufacturing from 1984 to 1985 and senior vice president-operations from 1977 to 1984. Since December 2002, Mr. Carney has worked for us on a part-time basis.

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


                                    24 of 35

     Set forth is information concerning our executive officers:

Name of Executive Officer                      Position                      Age
-------------------------                      --------                      ---
  William V. Carney        Chairman of the board and chief executive
                           officer                                            66

  Michael A. Tancredi      Senior vice president, secretary and treasurer     73

  Edward B. Kornfeld       Senior vice president-operations and chief
                           financial officer                                  59

     All of our officers serve at the pleasure of the board of directors. Messrs. Carney and Tancredi are also members of the board of directors as stated above. There is no family relationship between any of the executive officers listed below.

     Mr. Kornfeld, 59, has been senior vice president-operations since 1996 and chief financial officer since October 1995. Since June 2002, Mr. Kornfeld has also been a partner of the firm of Tatum CFO Partners, which provides chief financial officer services to medium and large companies; however, he continues to devote full time effort to our business. He was vice president-finance from October 1995 until 1996. For more than five years prior thereto, Mr. Kornfeld held positions with several companies for more than five years, including Excel Technology Inc. (Quantronix Corp.) and Anorad Corporation.

Item 11. Executive Compensation

     The following table shows the compensation we paid to our chief executive officer and the only executive officer, other than the chief executive officer, whose salary and bonus earned exceeded $100,000 for the year ended December 31, 2002.

                           Summary Compensation Table

                                                                                       Long-Term
                                               Annual Compensation              Compensation (Awards)
                                         -------------------------------     --------------------------
                                                                              Restricted       Options,
                                                                             Stock Awards        SARs         All other
Name and Principal Position              Year       Salary         Bonus       (Dollars)       (Number)     Compensation
---------------------------              ----       ------         -----       ---------       --------     ------------
William V. Carney, Chairman of the       2002       $240,000         --          --               --        $   9,858
board and chief executive officer        2001        240,000         --          --               --            7,981
                                         2000        240,000         --          --               --           29,556

Edward B. Kornfeld, Senior vice          2002        192,000         --          --               --            5,022
president - operations and chief         2001        192,000         --          --               --            4,872
financial officer                        2000        192,000         --          --               --            4,872

----------
     "All Other Compensation" includes a payment to the executive's account pursuant to our 401(k) Plan, premiums paid with respect to the equity split dollar program (in 2000), group life insurance in amounts greater than that available to all employees and special long term disability coverage.

Compensation to Mr. Kornfeld does not include fees of $21,000 paid in 2002 to Tatum CFO Partners, of which Mr. Kornfeld is a partner.


                                    25 of 35

     Set forth below is a chart that shows, for 2002, the components of "All Other Compensation" listed in the Summary Compensation Table.

                                  Mr. Carney         Mr. Kornfeld
                                  ----------         ------------
401(k) Match                        $3,000              $2,700
Supplemental Insurance               6,858               2,322

     Certain of our officers  named in the summary  compensation  table or their
affiliates  are  parties  to  employment  or  other  agreements   providing  for
compensation during and after their employment.

     During 2002, we did not grant Mr. Carney or Mr. Kornfeld any options, and neither of them exercised any options to purchase shares of our common stock. As of December 31, 2002, Mr. Carney held options to purchase 180,000 shares of common stock and Mr. Kornfeld held options to purchase 88,000 shares of common stock. All of these options are currently exercisable and, because the exercise price is less than the market price of the common stock, they were not in-the-money options and, accordingly, their options had nominal value at December 31, 2002.

     Employment Agreements. We have amended our prior employment agreement with Mr. Carney whereby he is required to work at a rate of two and one-half days per week and half of his current base pay is deferred to the termination of his amended employment agreement of December 31, 2005. No further compensation shall be paid to Mr. Carney, including the deferral, provided that Mr. Carney's employment with us does not terminate prior to December 31, 2005.

We have entered into an employment agreement with Mr. Kornfeld. The agreement continues on a year-to-year basis, from January 1 of each year, unless terminated on prior notice of not less than 90 days. Salary is determined by the board, except that the salary may not be reduced except as a part of a salary reduction program applicable to all executive officers. Upon death or termination of employment as a result of a disability, the officer or his estate is to receive a payment equal to three months salary. Upon a termination without cause Mr. Kornfeld is entitled to receive his then current salary for six months plus one month for each full year of service up to a maximum aggregate of 24 months. In the event that the executive is covered by an executive severance agreement, including the salary continuation agreements (as described below), which provides for payments upon termination subsequent to a "change of control," the executive would be entitled to the greater of the severance arrangements as described in this paragraph or the severance payments under the executive severance agreements. We also have month-to-month agreement with Tatum CFO Partners of which Mr. Kornfeld is a partner, pursuant to which we pay Tatum CFO Partners $3,000 per month.

     Salary Continuation Agreement. We are party to a salary continuation agreement with Mr. Kornfeld. The salary continuation agreement provides that, in the event that a change of control occurs and the executive's employment with us is subsequently terminated by us other than for cause, death or disability, or is terminated by the executive as a result of a substantial alteration in the executive's duties, compensation or other benefits, the executive shall be entitled to the payment of an amount equal to his monthly salary at the rate in effect as of the date of his termination (or, if higher, as in effect immediately prior to the change in control) plus the pro rata monthly amount of his most recent annual bonus paid immediately before the change of control multiplied by 24. For purposes of the salary continuation agreement, a change of control is defined as one which would be required to be reported in response to the proxy rules under the Securities Exchange Act of 1934, as amended, the acquisition of beneficial ownership, directly or indirectly, by a person or group of persons of our securities representing 25% or more of the combined voting power of our then  outstanding  securities,  or, during any period of two consecutive years, if individuals who at the beginning of such period constituted the board cease


                                    26 of 35
for any reason to constitute at least a majority thereof unless the election of each new director was nominated or ratified by at least two-thirds of the directors then still in office who were directors at the beginning of the period. The change of control must occur during the term of the salary continuation agreement, which is currently through December 31, 2003 and is renewed automatically unless we give timely notice prior to January 1 of any year of our election not to renew the agreement. If such a change of control occurs during the effectiveness of the salary continuation agreement, any termination of such covered employee during the 18 months following the change of control will result in the payment of the compensation described above.

Item 12. Principal Holders of Securities and Security Holdings of Management

     The following table and discussion provides information as to the shares of common stock beneficially owned on March 7, 2003 by:

     o    each director;

     o    each officer named in the summary compensation table;

     o each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

     o    all officers and directors as a group.

                                                Shares of          Percentage of
                                              Common Stock          Outstanding
       Name                                Beneficially Owned       Common Stock
       ----                                ------------------       ------------
William V. Carney                               303,021                 3.0%
Michael A. Tancredi                             114,238                 1.1%
Warren H. Esanu                                 116,500                 1.2%
Herbert H. Feldman                               76,000                    *
Marco M. Elser                                  325,592                 3.3%
Edward B. Kornfeld                              114,317                 1.1%
Ralph DePascale                                  19,572                    *
Christopher Miller                                6,796                    *
All directors and officers as a group (8
individuals)                                  1,076,036                10.8%
----------
* Less than 1%

     Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name.


                                    27 of 35

     The number of shares owned by our directors and officers named in the summary compensation table includes shares of common stock which are issuable upon exercise of options and warrants that are exercisable at March 7, 2003 or will become exercisable within 60 days after that date. Set forth below is the number of shares of common stock issuable upon exercise of those options and warrants for each of these directors and officers.

               Name                                         Shares
               ----                                         ------
       William V. Carney                                   180,000
       Michael A. Tancredi                                  75,000
       Warren H. Esanu                                      61,500
       Herbert H. Feldman                                   56,000
       Marco M. Elser                                       10,000
       Edward B. Kornfeld                                   88,000
       Ralph De Pascale                                     14,500
       Christopher Miller                                    6,000
       All officers and directors as a group               491,000

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

Item 13. Certain Relationships and Related Transactions

     During 2002, Warren H. Esanu, a director, served as a member of our audit and compensation committees. During 2002, the law firm of Esanu Katsky Korins & Siger, LLP, to which Mr. Esanu is of counsel, provided legal services to us, for which it received fees of $237,591. Esanu Katsky Korins & Siger, LLP is continuing to render legal services to us during 2003.

Item 14.  Controls and Procedures

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


                                    28 of 35

                                     Part IV

Item 15. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

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

(b) Reports on Form 8-K

     None.


                                    29 of 35

(c) Exhibits

Exhibit No.     Description of Exhibit
----------

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


                                    30 of 35

Exhibit No.     Description of Exhibit
-----------

        4.8 Combined Amendment No. Four dated as of March 1, 2002 to Amended and Restated Loan and Security agreement between Foothill and the Company.

        4.9 Combined Amendment No. Five dated as of May 10, 2002 to Amended and Restated Loan and Security agreement between Foothill and the Company.

        4.10 Combined Amendment No. Six dated as of March 19, 2003 to Amended and Restated Loan and Security agreement between Foothill and the Company.

        10.1 Form of Executive Salary Continuation Agreement, incorporated by reference to Exhibit 19 (cc) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

        10.2 Lease dated November 6, 2002 between the Company and Long Island Industrial Group LLC.

        10.3 Lease dated May 1, 2002 between the Company and Long Island Industrial Group LLC.

        22      Subsidiaries  of  the  Company,  incorporated  by  reference  to
                Exhibit 22.1 of the Company's Annual Report on Form 10K for the year ended December 31, 1995.

        23      Consent of Independent Certified Public Accountants.


                                    31 of 35

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PORTA SYSTEMS CORP.

        Dated March 31, 2003                    By  /s/ William V. Carney
        `                                           ----------------------------
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

         Signature                          Title                    Date
-------------------------------   -----------------------       ---------------

     /s/William V. Carney         Chairman of the Board,        March 31, 2003
-------------------------------   Chief Executive Officer
         William V. Carney        and Director Principal
                                  (Executive Officer)

     /s/Edward B. Kornfeld        Senior Vice President and     March 31, 2003
-------------------------------   Chief Financial Officer
         Edward B. Kornfeld       (Principal Financial
                                  and Accounting Officer)

     /s/Warren H. Esanu           Director                      March 31, 2003
-------------------------------
         Warren H. Esanu

     /s/Michael A. Tancredi       Director                      March 31, 2003
-------------------------------
         Michael A. Tancredi

     /s/Herbert H. Feldman        Director                      March 31, 2003
-------------------------------
         Herbert H. Feldman

     /s/Marco Elser               Director                      March 31, 2003
-------------------------------
         Marco Elser


                                    32 of 35

             CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICERS

        The undersigned chief executive officer and chief financial officer of the Registrant do hereby certify that this Annual Report on Form 10-K fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods shown in such report.

         Dated March 31, 2003               By /s/William V. Carney
                                               --------------------------------
                                               William V. Carney
                                               Chairman of the Board
                                               and Chief Executive Officer


         Dated March 31, 2003               By /s/Edward B. Kornfeld
                                               --------------------------------
                                               Edward B. Kornfeld
                                               Senior Vice President
                                               and Chief Financial Officer


                                    33 of 35

William V. Carney does hereby certify that he is the duly elected and incumbent chief executive officerof Porta Systems Corp ("the issuer") and he does hereby certify, with respect to the issuer's Form 10-K for the year ended December 31, 2002 (the "report") as follows:

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

         By /s/ William V. Carney
            --------------------------------
            William V. Carney
            Chief Executive Officer

Edward B. Kornfeld does hereby certify that he is the duly elected and incumbent chief financial officer of Porta Systems Corp. (the "issuer") and he does hereby certify, with respect to the issuer's Form 10-K for the year ended December 31, 2002 (the "report") as follows:

1.   He has reviewed the report;

2. Based on his knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;


                                    34 of 35

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


     By /s/Edward B. Kornfeld
        -----------------------------
        Edward B. Kornfeld
        Chief Financial Officer


                                    35 of 35

Exhibit I

Item 8.  Financial Statements and Supplementary Data


Index                                                                      Page


Report of Independent Certified Public Accountants                          F-2

Consolidated Financial Statements and Notes:

     Consolidated Balance Sheets,
     December 31, 2002 and 2001                                             F-3

     Consolidated Statements of Operations and
     Comprehensive Loss,
     Years Ended December 31, 2002, 2001 and 2000                           F-4

     Consolidated Statements of Stockholders'
     Deficit, Years Ended
     December 31, 2002, 2001 and 2000                                       F-5

     Consolidated Statements of Cash Flows
     for the Years Ended December 31, 2002,
     2001 and 2000                                                          F-6

     Notes to Consolidated Financial Statements                             F-7

               Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Porta Systems Corp.
Syosset, New York

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 6 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered substantial losses from operations in 2002, 2001, and 2000 and, as of December 31, 2002, has a stockholders' deficit of $29,935,000 and a working capital deficit of $34,199,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                   /s/BDO SEIDMAN, LLP
                                                   ---------------------
                                                   BDO SEIDMAN, LLP

Melville, New York
March 13, 2003

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001
                   (in thousands, except shares and par value)

                                Assets                     2002           2001
                                ------                     ----           ----
Current assets:
    Cash and cash equivalents                            $     779        1,204
    Accounts receivable - trade, less allowance
      for doubtful accounts of $1,967 in 2002 and
      $2,168 in 2001                                         4,654        4,284
    Inventories                                              3,363        5,206
    Prepaid expenses and other current assets                  329          852
                                                         ---------       ------
         Total current assets                                9,125       11,546

Property, plant and equipment, net                           1,802        2,328
Goodwill, net                                                2,961        3,761
Other assets                                                   340          198
                                                         ---------       ------
         Total assets                                    $  14,228       17,833
                                                         =========       ======

                     Liabilities and Stockholders' Deficit
Current liabilities:
    Senior debt                                          $  25,070       22,095
    Subordinated notes                                       6,144        6,144
    6% Convertible subordinated debentures                     385          382
    Accounts payable                                         5,241        7,023
    Accrued expenses                                         2,640        3,417
    Accrued interest payable                                 2,639        1,593
    Accrued commissions                                        566        1,607
    Deferred compensation                                      329          196
    Income taxes payable                                       302          314
    Short-term loans                                             8           11
                                                         ---------       ------
         Total current liabilities                          43,324       42,782
                                                         ---------       ------
Deferred compensation                                          839          900
                                                         ---------       ------
         Total long-term liabilities                           839          900
                                                         ---------       ------
         Total liabilities                                  44,163       43,682
                                                         ---------       ------
Commitments and contingencies

Stockholders' deficit:
    Preferred stock, no par value;
      authorized 1,000,000 shares,
      none issued                                               --           --
    Common stock, par value $.01;
      authorized 20,000,000 shares,
      issued 10,003,224 and 9,947,421
      shares in 2002 and 2001, respectively                    100           99
    Additional paid-in capital                              76,059       76,056
    Accumulated deficit                                   (100,023)     (95,909)
    Accumulated other comprehensive loss:
       Foreign currency translation adjustment              (4,133)      (4,157)
                                                         ---------       ------
                                                           (27,997)     (23,911)
    Treasury stock, at cost, 30,940 shares                  (1,938)      (1,938)
                                                         ---------       ------
         Total stockholders' deficit                       (29,935)     (25,849)
                                                         ---------       ------
         Total liabilities and stockholders' deficit     $  14,228       17,833
                                                         =========       ======

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                    Consolidated Statements of Operations and
                         Comprehensive Loss Years ended
                        December 31, 2002, 2001 and 2000
                    (in thousands, except per share amounts)

                                                 2002         2001        2000
                                                 ----         ----        ----

Sales                                          $ 21,417      28,062      51,140
Cost of sales                                    14,599      19,970      35,890
                                               --------      ------      ------
    Gross profit                                  6,818       8,092      15,250
                                               --------      ------      ------
Selling, general and administrative expenses      6,383       9,316      14,573
Research and development expenses                 2,516       4,427       5,830
Goodwill impairment                                 800       5,802          --
                                               --------      ------      ------
    Total expenses                                9,699      19,545      20,403
                                               --------      ------      ------
    Operating loss                               (2,881)    (11,453)     (5,153)

Interest expense                                 (1,798)     (4,480)     (4,500)
Interest income                                       7          31         129
Gain on sale of assets                               --         684          --
Gain on sale of investment in joint venture         450          --          --
Equity in net loss of joint venture                  --        (175)         --
Other income (expense), net                         119         191        (813)
                                               --------      ------      ------
    Loss before income taxes and minority
      interest                                   (4,103)    (15,202)    (10,337)

Income tax benefit (expense)                        (11)        203        (227)
Minority interest                                    --         225         388
                                               --------      ------      ------
    Net loss                                   $ (4,114)    (14,774)    (10,176)
                                               ========      ======      ======
Other comprehensive income (loss):

  Foreign currency translation adjustments           24        (360)         99

    Comprehensive loss                         $ (4,090)    (15,134)    (10,077)
                                               ========      ======      ======
Basic per share amounts:
   Net loss per share of common stock          $  (0.41)      (1.50)      (1.04)
                                               ========      ======      ======
   Weighted average shares of common stock
     outstanding                                  9,994       9,878       9,763
                                               ========      ======      ======
Diluted per share amounts:
   Net loss per share of common stock          $  (0.41)      (1.50)      (1.04)
                                               ========      ======      ======
   Weighted average shares of common stock
     outstanding                                  9,994       9,878       9,763
                                               ========      ======      ======

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                  Years ended December 31, 2002, 2001 and 2000
                                 (In thousands)

                                      Common Stock                Accumulated                               Total
                                   ------------------ Additional     Other                                  Stock-
                                   No. of   Par Value   Paid-in  Comprehensive Accumulated   Treasury      holders'
                                   Shares    Amount     Capital     (Loss)       Deficit      Stock        Deficit
                                   ------    ------     -------     ------       -------      -----        -------
Balance at December 31, 1999        9,639     $ 96    $  75,310   $  (3,896)   $ (70,959)   $  (1,938)   $  (1,387)

Net loss 2000                          --       --           --          --      (10,176)          --      (10,176)
Common stock issued                   178        2          174          --           --           --          176
Warrants issued or re-priced           --       --          496          --           --           --          496
Foreign currency translation
   adjustment                          --       --           --          99           --           --           99
                                   ------     ----    ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2000        9,817       98       75,980      (3,797)     (81,135)      (1,938)     (10,792)

Net loss 2001                          --       --           --          --      (14,774)          --      (14,774)
Common stock issued                   130        1           37          --           --           --           38
Warrants re-priced                     --       --           39          --           --           --           39
Foreign currency translation
   adjustment                          --       --           --        (360)          --           --         (360)
                                   ------     ----    ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2001        9,947       99       76,056      (4,157)     (95,909)      (1,938)     (25,849)

Net loss 2002                          --       --           --          --       (4,114)          --       (4,114)
Common stock issued                    56        1            3          --           --           --            4
Foreign currency translation
   adjustment                          --       --           --          24           --           --           24
                                   ------     ----    ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2002       10,003     $100    $  76,059   $  (4,133)   $(100,023)   $  (1,938)   $ (29,935)
                                   ======     ====    =========   =========    =========    =========    =========

           See accompanying notes to consolidated financial statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       (Note 21) Years ended December 31,
                               2002, 2001 and 2000
                                 (In thousands)

                                                                           2002      2001       2000
                                                                           ----      ----       ----
Cash flows from operating activities:
    Net loss                                                            $(4,114)   (14,774)   (10,176)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                     713      1,909      1,911
          Goodwill impairment                                               800      5,802         --
          Amortization of debt discounts                                      3          6         56
          Gain on sale of investment in joint venture                      (450)        --         --
          Non-cash financing expenses                                        --        123        373
          Gain on sale of assets                                             --       (684)        --
          Minority interest                                                  --       (225)      (388)
          Equity in loss of joint venture                                    --        175         --
    Changes in operating assets and liabilities:
       Accounts receivable                                                 (370)     3,141      4,712
       Inventories                                                        1,843      1,944      1,743
       Prepaid expenses                                                     523        278        243
       Other assets                                                        (142)       867      1,427
       Accounts payable, accrued expenses and other liabilities          (2,044)    (2,341)    (2,405)
                                                                        -------      -----      -----
             Net cash used in operating activities                       (3,238)    (3,779)    (2,504)
                                                                        -------      -----      -----
Cash flows from investing activities:
    Net proceeds from the sale of assets                                     --      1,670         --
    Capital expenditures, net                                              (124)      (196)    (1,533)
                                                                        -------      -----      -----
             Net cash provided by (used in) investing activities           (124)     1,474     (1,533)
                                                                        -------      -----      -----
Cash flows from financing activities:
    Proceeds from senior debt                                             2,975      2,222      5,010
    Repayments of senior debt                                                --       (873)    (1,782)
    Proceeds from subordinated debentures and warrants                       --         --         80
    Proceeds from the issuance of common stock                                4         38        176
    Proceeds (repayments) of notes payable/short-term loans                  (3)        10        (43)
                                                                        -------      -----      -----
             Net cash provided by financing activities                    2,976      1,397      3,441
                                                                        -------      -----      -----
Effect of exchange rate changes on cash and cash equivalents                (39)      (254)      (283)
                                                                        -------      -----      -----
Decrease in cash and cash equivalents                                      (425)    (1,162)      (879)
Cash and equivalents - beginning of year                                  1,204      2,366      3,245
                                                                        -------      -----      -----
Cash and equivalents - end of year                                      $   779      1,204      2,366
                                                                        =======      =====      =====

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

     Accounts Receivable

     Accounts receivable are customer  obligations due under normal trade terms.
       The Company sells its products directly to customers, to distributors and original equipment manufacturers involved in a variety of industries including, telecommunications and military/aerospace. The Company performs continuing credit evaluations of its customers' financial condition and although it generally does not require collateral, letters of credit may be required from customers in certain circumstances.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     The Company records an allowance for doubtful accounts  receivable based on specifically identified amounts that it believes to be uncollectible. The Company also records additional allowances based on certain percentages of its aged receivables, which are determined based on historical experience and its assessment of the general financial conditions affecting its customer base. If the Company's actual collection experience changes, revisions to its allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date.

     Inventories

     Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market.

     Property, Plant and Equipment

     Property, plant and equipment are carried at cost. Leasehold improvements are amortized over the term of the lease. Depreciation is computed using the straight-line method over the related assets' estimated lives.

     Deferred Computer Software

     The Company engages solely in development of software products for specific customer contracts and as such costs are charged to cost of sales at the time revenues on such contracts are recognized.

     Goodwill

     Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Commencing January 1, 2002, goodwill is an indefinite lived asset and as such is not amortized. On an annual basis, or more frequently if certain events occur, the Company tests the goodwill for impairment. The Company determines the market value of the reporting unit by considering the projected cash flows generated from the reporting unit to which the goodwill relates.

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

     Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of stockholders' equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the functional currency) are included in operations.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     Net Loss Per Share

     Basic net loss per share is based on the weighted average number of shares outstanding. Diluted net loss per share is based on the weighted average number of shares outstanding plus the dilutive effect of potential shares of common stock, as if such shares had been issued. For 2002, 2001 and 2000, no dilutive potential shares of common stock were added to compute diluted loss per share because the effect would be anti-dilutive.

     Reclassifications

     Certain   reclassifications   have  been  made  to  conform   prior  years'
       consolidated financial statements to the 2002 presentation.

     Accounting for Stock-Based Compensation

     The Company  applies the intrinsic  value method as outlined in APB Opinion
       No. 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for stock options. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net loss and net loss per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The following table illustrates the effect on net loss and loss per common share as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

                                                  Year Ended December 31
                                              ------------------------------
                                              2002        2001          2000
                                              ----        ----          ----
                                            (In millions, except per share data)
Net loss, as reported ..................    $(4,114)    $(14,774)    $(10,176)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value method for all awards         (1)         (13)        (217)
                                            -------     --------     --------
Pro forma net loss .....................    $(4,115)    $(14,787)    $(10,393)
                                            =======     ========     ========

Loss per common share:
  Basic - as reported ..................    $ (0.41)    $  (1.50)    $  (1.04)
                                            =======     ========     ========
  Basic - pro forma ....................    $ (0.41)    $  (1.50)    $  (1.06)
                                            =======     ========     ========

  Diluted - as reported ................    $ (0.41)    $  (1.50)    $  (1.04)
                                            =======     ========     ========
  Diluted - pro forma ..................    $ (0.41)    $  (1.50)    $  (1.06)
                                            =======     ========     ========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     Accounting for the Impairment of Long-Lived Assets

     The Company follows the Statement of Financial Accounting Standard No. 144,
       "Accounting for the Impairment or Disposal of Long-Lived Assets". Long-lived assets other than goodwill are evaluated for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.

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

     New Accounting Pronouncements

     In June 2002, the Financial Accounting  Standards Board issued Statement of
       Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities". This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Should the Company enter into activities covered by this standard after that date, the provisions of SFAS 146 would be applied. As a result of this standard, there is no impact on the Company's consolidated financial position or results of operations for the periods presented.

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 will be effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 31, 2002. The Company has adopted the disclosure portion of this statement for the fiscal year ended December 31, 2002. The application of this standard will have no impact on the Company's consolidated financial position or results of operations. The Company expects to continue to utilize the intrinsic value method of accounting for stock-based employee compensation.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

 (2) Liquidity

     As of December 31, 2002, the Company's debt included $25,070,000 of senior debt including principal and interest, which, as a result of a March 2003 extension, matures on May 15, 2003, and principle amount $6,144,000 of subordinated debt, which matured on July 3, 2001. The Company was unable to pay the principal ($6,144,000) or interest ($2,300,000) on the subordinated notes. The amount of interest represents interest from July 2000 through December 2002. At December 31, 2002, the Company did not have sufficient resources to pay either the senior lender or the subordinated lenders and it is likely that it cannot generate such cash from its operations, and the senior lender had precluded the Company from making payments on the subordinated debt. Accordingly, all senior and subordinated debt are classified as current liabilities at December 31, 2002 (note 7).

     In March 2003, the Company and its senior lender agreed to an amended and restated loan and security agreement extending the due date of the indebtedness to May 15, 2003. As part of this agreement, the senior lender continues to preclude the Company from making any payments on indebtedness to any subordinated creditors, but the Company is not prohibited from paying accounts payable in the normal course of business.

     As of December 31, 2002, the Company had remaining outstanding  $385,000 of
       6% Debentures which matured on July 2, 2002. Due to the restriction imposed by the Company's senior lender precluding it from making any payments on indebtedness to any subordinated debt holder, the Company was unable to pay the interest due of $23,000 which was due on each of July 1, 2001 and 2002, and it was unable to pay the principal of $385,000 which was due on July 2, 2002. Additionally, the Company has been notified by the trustee that the non-payment caused an event of default.

     As a result of its continuing financial difficulties:

     o the Company is having and may continue to have difficulty performing its obligations under its contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance;

     o a number of creditors have engaged attorneys or collection agencies or commenced legal actions against the Company, and some of them have obtained judgments against the Company; and

     o the Company continued to suffer a significant decline in revenue in 2002 from 2001 following a significant decline in revenue in 2001 from 2000.


                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     Claimants who have already either commenced litigation or otherwise sought collection or have obtained a judgment against the Company are due approximately $214,000. If Porta is unable to reach a settlement with these creditors and others who have not yet brought claims, and these claimants obtain judgments against the Company or seek to enforce judgments against the Company, it may be necessary for it, or its senior lender may require it, to seek protection under the Bankruptcy Code.

     The  creditors  include five former  senior  executives  who have  deferred compensation agreements with the Company. The total payments due under these agreements are approximately $1.9 million, of which $133,000 was due at December 31, 2002 and an additional $196,000 becomes due in 2003. The claimants commenced litigation that has been adjourned pending settlement. The Company is in the latter stages of settlement negotiations with these creditors.

     The Company is seeking to address its need for liquidity by exploring alternatives, including the possible sale of one or more of its divisions. During 2001 and 2002, the Company was engaged in discussions with respect to the possible sale of its divisions; however, those negotiations were terminated without an agreement having been reached. Furthermore, if the Company sells a division, the agreement with the Company's senior lender requires it to pay the net proceeds to the senior lender. As a result of this provision and the Company's obligations to the holders of subordinated debt, unless the lenders consent to the Company retaining a portion of the net proceeds from any sale for its operations, the Company will not receive any significant amount, and may not receive any, of the net proceeds from any such sale for working capital.

     During 2001 and 2002, the Company has taken steps to reduce overhead, including a reduction in personnel. The Company will continue to look to reduce costs while it seeks additional business from new and existing customers. Because of its present stock price, it is highly unlikely that the Company will be able to raise funds through the sales of its equity securities, and Porta's financial condition prevents it from issuing debt securities. In the event that the Company is unable to extend its debt obligations and sell one or more of its divisions, it cannot be assured that the Company will be able to continue in operations. Furthermore, the Company believes that its losses and its financial position, together with the continuing economic climate affecting the telecommunications industry generally, are having and will continue to have an adverse effect upon its ability to develop new business as competitors and potential customers question its ability both to perform its obligations under any agreements it may enter and to continue in business. The Company has been informally advised by British Telecommunications, which is one of its largest customers that, because of Porta's financial position, this customer will not place orders with the Company for its OSS products until it can demonstrate that it is financially viable. However, this customer continues to place orders for OSS maintenance and modest orders for line test products. The loss of this customer would have a material adverse effect upon the Company's operations.

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3)  Accounts Receivable

     Accounts receivable are customer  obligations due under normal trade terms.
       The Company sells its products directly to customers, to distributors and original equipment manufacturers involved in a variety of industries including, telecommunications and military/aerospace. The Company performs continuing credit evaluations of its customers' financial condition and although it generally does not require collateral, letters of credit may be required from customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Included are any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2002 is adequate. However, actual write-offs might exceed the recorded allowance.

     Accounts  receivable  included   approximately  $873,000  and  $500,000  at
       December 31, 2002 and 2001, respectively, of revenues earned but not yet contractually billable relating to long-term contracts for specialized products. All such amounts at December 31, 2002 are expected to be billed in 2003. In addition, accounts receivable included approximately $300,000 and $311,000 at December 31, 2002 and 2001, respectively, of retainage balances due on various long-term contracts. All such amounts, net of reserves, at December 31, 2002 are expected to be collected in 2003 and all such amounts, net of reserves, at December 31, 2001, were collected in 2002. The allowance for doubtful accounts receivable was $1,967,000 and $2,168,000 as of December 31, 2002 and 2001, respectively. The allowance for doubtful accounts was increased by provisions of $23,000, $0, and $730,000 and decreased by write-offs of $224,000, $309,000, and $132,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

(4)   Inventories

      Inventories consist of the following:


                                                 December 31,
                                        ------------------------------
                                            2002                2001
                                            ----                ----
           Parts and components         $1,767,000           3,217,000
           Work-in-process                 208,000             192,000
           Finished goods                1,388,000           1,797,000
                                        ----------           ---------
                                        $3,363,000           5,206,000
                                        ==========           =========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)  Property, Plant and Equipment

     Property, plant and equipment consists of the following:

                                            December 31
                                   --------------------------        Estimated
                                       2002           2001          useful lives
                                       ----           ----          ------------
Land                               $   132,000        132,000          --
Buildings                            1,110,000      1,060,000      20-50 years
Machinery and equipment              7,821,000      7,221,000       3-8 years
Furniture and fixtures               2,551,000      2,557,000      5-10 years
Transportation equipment                74,000         84,000        4 years
Tools and molds                      3,774,000      4,108,000        8 years
Leasehold improvements                 858,000        822,000     Term of lease
                                   -----------      ---------
                                    16,320,000     15,984,000
Less accumulated depreciation
   and amortization                 14,518,000     13,656,000
                                   -----------      ---------
                                   $ 1,802,000      2,328,000
                                   ===========      =========

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

(6)  Goodwill

     Effective  January 1, 2002,  the Company  adopted  Statement  of  Financial
       Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This statement established financial accounting and reporting standards for acquired goodwill and other intangible assets. Specifically, the standard addresses how acquired intangible assets should be accounted for after they have been recognized in the financial statements. In accordance with SFAS No. 142, intangible assets, including purchased goodwill, must be evaluated for impairment. Those intangible assets that will continue to be classified as goodwill or as other intangibles with indefinite lives are no longer amortized.

     Effective January 1, 2002, the Company ceased amortization of goodwill resulting in a decrease of $795,000 in amortization for the year ended December 31, 2002 compared to the same period in 2001. Instead of amortizing goodwill over a fixed period of time, the Company will measure the fair value of the acquired business at least annually to determine if goodwill has been impaired. In addition, the Company completed the first step of the goodwill transitional impairment test, which requires determining the fair value of the reporting units as of January 1, 2002 and comparing it to the carrying value of the reporting units net assets. The Company determined that there was no impairment loss resulting from the transitional impairment test as of January 1, 2002.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued


     As of December 31, 2002 and 2001, unamortized goodwill was $2,961,000 and $3,761,000, respectively. During the second quarter of 2002, the Company was engaged in discussions with respect to the sale of the Signal division. Based on those discussions the Company determined that goodwill was impaired and it estimated that the amount of the impairment was $800,000. This amount was charged to operations in the quarter ended June 30, 2002. Furthermore, the Company cannot give assurances that further write-downs will not be necessary.

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

     The following schedule presents adjusted net loss, basic net loss per share and diluted net loss per share, exclusive of goodwill amortization expense, had the standard been adopted for those periods.

                                                    Year Ended June 30
                                             -------------------------------
                                             2002         2001          2000
                                             ----         ----          ----
                                          (In thousands, except per share data)

Reported net loss .....................    $(4,114)     $(14,774)    $(10,176)
    Add back:
    Goodwill amortization .............         --           795          719
                                           -------      --------     ----------
Adjusted net loss .....................    $(4,114)     $(13,979)    $  (9,457)
                                           =======      ========     ==========
Basic net loss per common share:
    Reported net loss .................    $ (0.41)     $  (1.50)    $   (1.04)
    Goodwill amortization .............         --           .08           .07
                                           -------      --------     ----------
    Adjusted net loss .................    $ (0.41)     $  (1.42)    $   (0.97)
                                           =======      ========     ==========
Diluted net earnings per common share:
    Reported net loss .................    $ (0.41)     $  (1.50)    $    (1.04)
    Goodwill amortization .............         --           .08            .07
                                           -------      --------     ----------
    Adjusted net loss .................    $ (0.41)     $  (1.42)    $    (0.97)
                                           =======      ========     ==========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)  Senior Debt

     On December 31, 2002 and 2001, Porta's senior debt consisted of debt under its credit facility in the amount of $25,070,000 and $22,095,000, respectively. The current agreement with the senior lender, as amended in March 2002 and March 2003 and described below, expires on May 15, 2003 and, accordingly, the senior debt has been classified as a current liability. (See Note 2)

     In March 2003,  the Company's  senior  lender agreed to an extension to May
       15, 2003 of the existing agreement that had expired on December 31, 2002.

     In March 2002, the senior lender agreed to an amended and restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $1,500,000 and subsequently increased in May 2002 to $2,250,000. The agreement allowed the Company to draw monies subject to the senior lender's receipt and approval of a weekly disbursement budget. Any advances under this agreement were at the discretion of the senior lender. Obligations under the new term loan bear interest at 12%, which interest shall accrue monthly and be added to the principal until September 1, 2002 when interest for the month of August 2002 became payable and current interest became payable. The agreement provides that all indebtedness prior to March 1, 2002 is reflected as an old term loan in the amount of $22,610,000, which includes the principal balance due at December 31, 2001 plus accrued interest though March 1, 2002. The old term loan bears no interest until such time as the senior lender in its sole discretion notifies the Company that interest shall be payable. Additionally, the senior lender prohibited the Company from making any payments on indebtedness to any subordinated creditors, but the Company is not prohibited from paying accounts payable in the ordinary course of business. Finally, the agreement allowed for standby letters of credit not to exceed a maximum of $573,000. As of December 31, 2002, the Company did not have any standby letters of credit outstanding. As of December 31, 2002, the Company has borrowed $2,250,000, the maximum principal amount under the new term loan, and the total principal and interest on the new term loan was $2,460,000.

     As consideration for an April 2001 loan amendment, the Company agreed to reduce the exercise price of the outstanding warrants to purchase approximately 570,000 shares of common stock held by its senior lender to $0.25 per share. The value of the reduction in exercise price was $39,000, which was recorded as interest expense and additional paid in capital. As of December 31, 2002, 100,000 of these warrants remain outstanding.

(8)  6% Convertible Subordinated Debentures

     As of December 31, 2002 and 2001, the Company had outstanding  $385,000 and
       $382,000 of its 6% convertible subordinated debentures due July 1, 2002 (the "Debentures"), net of original issue discount of $0 and $3,000, respectively. The face amount of the outstanding Debentures was $385,000 at both December 31, 2002 and 2001. The Company has not paid interest on these Debentures since July 2000, and its senior lender prohibits it from making any payments of principal and interest (note 7). At December 31, 2002 and 2001, accrued interest on the debentures was $58,000 and $35,000, respectively. The trustee of the Debentures gave notice to the Company that the non-payment caused an event of default.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)  Subordinated Notes

     As of December 31, 2002 and 2001, $6,144,000 of Subordinated Notes were outstanding. As of December 31, 2002, $6,144,000 of principal and $2,300,000 of accrued interest were due and payable. However, Porta did not have the resources to pay the $6,144,000 principal and $2,300,000 of interest due on the subordinated debt. In addition, the senior lender had precluded the Company from making payments on the subordinated debt (note
       7). During 2001, one of the noteholders unsuccessfully attempted to obtain a judgment compelling the Company to pay the past due Notes and related interest (note 20).

(10) Joint Venture

     In April 2002, the Company sold its 50% interest in its Korean joint venture company, for $450,000 to its joint venture partner. Payment was made by the forgiveness of commissions, totaling $450,000, which were owed to its sales representation company owned by the Company's joint venture partner, with respect to sales made by the joint venture in Korea. The investment in the joint venture had previously been written down to zero as the Company's share of the losses of the joint venture exceeded its investment. Therefore, the transaction was reflected as a $450,000 reduction in accrued commissions and a non-cash gain on sale of investment in joint venture.

     Prior to October 1, 2001, the Company consolidated the operations of the joint venture since the Company could obtain a controlling interest at its election and the joint venture was entirely dependent on the Company for the products it sold and the receipt of management assistance from the Company. The joint venture partner's interest is shown as a minority interest through September 30, 2001. Based on the expiration of the option agreement, the reduced volume of products sold to the joint venture and reduced level of management assistance provided to the joint venture, the Company's share of the losses on its investment were recorded on the equity method effective October 1, 2001. As such losses are in excess of Porta's investment, and the Company does not guaranty such excess losses, the investment in the joint venture was carried at $0 as of December 31, 2001.

(11) Stockholders' Equity

     At December 31, 2002 ,the Company had outstanding (a) warrants issued to its senior lender to purchase 100,000 shares of common stock, which are currently exercisable at $0.25 per share and expire on June 6, 2005, and
       (b) warrants issued to a vendor to purchase 15,000 shares of common stock, which are currently exerciseable at $1.8125 per share and expire in May, 2005.

     In connection with an amendment of the Subordinated Notes in April 2000, the Company agreed to issue to the noteholders New Warrants to purchase an aggregate 127,500 shares of Common Stock at $3.00 per share, the value of which was determined to be $140,000 and recorded as deferred financing expenses and additional paid in capital in 2000. Additional non-cash interest expense of $84,000 and $56,000 was recorded during 2000 and 2001, respectively, in connection with this transaction.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(12) Employee Benefit Plans

     Porta has deferred compensation  agreements with certain present and former officers and employees, with benefits commencing at retirement equal to 50% of the employee's base salary, as defined. Payments under the agreements  will be made for a period  of  fifteen  years  following  the earlier of attainment of age 65 or death. During 2002, 2001 and 2000, Porta accrued approximately $122,000, $166,000 and $180,000, respectively, under these agreements.

     In 1986, Porta established the Porta Systems Corp. 401(k) Savings Plan for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. Porta will match a participant's contribution by an amount equal to 25% of the first 6% contributed by the participant. A participant is 100% vested in the balance to his credit. For the years ended December 31, 2002, 2001 and 2000, Porta's contribution amounted to $47,000, $54,000 and $72,000, respectively.

     In 1999, Porta established the Employee Stock Purchase Plan for the benefit of eligible employees, as defined in the Purchase Plan, which permits employees to purchase Porta's common stock at discounts up to 10%. Porta has reserved 1,000,000 shares of Porta stock for issuance under the plan. During 2002 and 2001, 55,803 and 130,256 shares, respectively, were issued pursuant to the Purchase Plan.

     Porta does not provide any other post-retirement benefits to any of its employees.

(13) Incentive Plans

     During 1999, Porta established an Employee Stock Bonus Plan whereby stock may be given to non-officers or directors to recognize the contributions of employees. A maximum of 95,750 shares of common stock is reserved for issuance pursuant to the Bonus Plan. No shares of common stock were issued pursuant to the Bonus Plan during 2002, 2001 and 2000.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     Porta's 1996 Stock Incentive Plan ("1996 Plan") covers 450,000 shares of common stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1996 Plan was approved. Options under the 1996 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1996 Plan. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1996 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 2,000 shares on May 1st of each year commencing May 1, 1996, with an exercise price equal to the average closing price of the last ten trading days of April of each year.

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

     During 1999, pursuant to an employment contract with an officer, Porta issued options to purchase 15,000 shares of common stock at $1.75 per share. The exercise prices approximated market value on the date of issuance. The options expire in May 2005. As of December 31, 2002, all of these options have been forfeited.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     The weighted-average fair values of options granted were $0.05, $0.23 and $1.62 per share for options granted in 2002, 2001 and 2000, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2002, 2001 and 2000:

                                   2002             2001              2000
                             ---------------   --------------   ---------------
       Dividends:            $0.00 per share   $0.00 per share   $0.00 per share
       Volatility:           100%              100%              57.64%-68.70%
       Risk-free interest:   4.22%-5.48%       4.22%-5.48%       5.54%-6.53%
       Expected term:        5 - 9.6 years     5 -9.6years       5 years

     A summary of the status of Porta's stock option plans as of December 31, 2002, 2001, and 2000, and changes during the years ending on those dates is presented below:

                                      2002                   2001                     2000
                             --------------------    --------------------     ----------------------
                                         Weighted                Weighted                   Weighted
                             Shares      Average     Shares      Average      Shares        Average
                             Under       Exercise    Under       Exercise     Under         Exercise
                             Option      Price       Option      Price        Option        Price
                             ------      --------    ------      --------     ------        --------
Outstanding beginning
  of year                    801,705      $3.96      949,713       $2.55      870,538        $2.51

Granted                       15,000       0.07       55,000        0.29      108,500         3.12
Exercised                         --                      --                   (6,000)        1.50
Forfeited                   (215,175)      2.11     (203,008)       2.58      (23,325)        2.80
                             -------                 -------                 -------
Outstanding end of year      601,530      $3.96      801,705       $3.96      949,713        $2.55
                             =======                 =======                 =======
Options exercisable
  at year-end                567,647                 698,105                 807,780
                             =======                 =======                 =======

     The following table summarizes information about stock options outstanding under the stock option plans at December 31, 2002:

                                     Options Outstanding                         Options Exercisable
                      ------------------------------------------------    --------------------------------
    Range of          Outstanding       Remaining     Weighted-average    Exercisable     Weighted-Average
    Exercise Prices   at 12/31/02    Contractual Life  Exercise Price      at 12/31/02     Exercise Price
    ---------------   -----------    ----------------  --------------      -----------     --------------
    <$1.00               35,000         8.1 years          $0.21              32,000          $0.20
    $1.00 - 1.99        217,780         4.4 years          $1.51             217,780          $1.51
    $2.00 - 2.99         11,500         6.5 years          $2.26              11,200          $2.26
    $3.00 - 3.85        337,250         1.4 years          $3.26             306,667          $3.26
                        -------                                              -------
                        601,530                                              567,647
                        =======                                              =======

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(14) Income Taxes

     The provision (benefit) for income taxes consists of the following:

                          2002                  2001                2000
                    ------------------   -------------------   -----------------
                    Current   Deferred   Current    Deferred   Current  Deferred
                    -------   --------   -------    --------   -------  --------
Federal             $    --      --           --       --           --      --
State and foreign    11,000      --     (203,000)      --      227,000      --
                    -------   -----      -------    -----      -------   -----
    Total           $11,000      --     (203,000)      --      227,000      --
                    =======   =====      =======    =====      =======   =====

     The domestic and foreign components of loss before provision (benefit) for income taxes were as follows:

                                          2002           2001            2000
                                          ----           ----            ----
United States                         $(3,726,000)   (11,578,000)    (7,519,000)
Foreign                                  (376,000)    (3,399,000)    (2,430,000)
                                      -----------    -----------     ----------
Loss before provision (benefit)
  for income taxes                    $(4,102,000)   (14,977,000)    (9,949,000)
                                      ===========    ===========     ==========

     A reconciliation of Porta's income tax provision and the amount computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes is as follows:


                                                  2002            2001          2000
                                                  ----            ----          ----
Tax benefit at statutory rate                 $(1,395,000)    (5,092,000)    (3,383,000)
Increase (decrease) in income tax benefit
  resulting from:
   Increase in valuation allowance              1,094,000      3,057,000      2,776,000
   State and foreign taxes, less applicable
     federal benefits                             (98,000)      (211,000)      (127,000)
   Non-deductible goodwill impairment             272,000      1,973,000             --
   Other expenses not deductible for tax           13,000        333,000        345,000
   Foreign income taxed at rates
       Different from U.S. statutory rate         (78,000)       (19,000)        25,000
   Estimated NOL adjustments, including
     Section 382 limitation                            --             --        594,000
   Reversal of prior year's accrual               203,000       (262,000)            --
   Other                                               --         18,000         (3,000)
                                              -----------       --------        -------
                                              $    11,000       (203,000)       227,000
                                              ===========       ========        =======

     Porta has unused United States tax net operating loss (NOL) carryforwards of approximately $48,409,000 expiring at various dates between 2009 and 2022. Due to the change in ownership which resulted from the conversion of Porta's Zero coupon subordinated convertible notes to common stock, Porta's usage of its NOL will be limited in accordance with Internal Revenue Code section 382. Porta's carryforward utilization of the NOL is limited to $1,767,000 per year. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). In addition, Porta has foreign NOL carryforwards of approximately $6,037,000 with indefinite expiration dates.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     Porta's United States net operating loss carryforwards (after limitations as described above) expire in the following years:

                       2009                       $ 4,106,000
                       2010                        18,880,000
                       2011                           884,000
                       2018                            37,000
                       2019                         7,546,000
                       2020                         8,441,000
                       2021                         4,259,000
                       2022                         4,256,000
                                                  -----------
                                                  $48,409,000
                                                  ===========

     The components of the deferred tax assets, the net balance of which total zero after the valuation allowance, as of December 31, 2002 and 2001 are as follows:

                                                      2002             2001
                                                      ----             ----
Deferred tax assets:
   Inventory                                      $  1,313,000       1,370,000
   Allowance for doubtful accounts receivable          757,000         835,000
   Benefits of tax loss carryforwards               20,690,000      18,734,000
   Benefit plans                                       591,000         633,000
   Accrued commissions                                 218,000         619,000
   Other                                             1,093,000         917,000
   Depreciation                                        358,000         818,000
                                                  ------------      ----------
                                                    25,020,000      23,926,000
   Valuation allowance                             (25,020,000)    (23,926,000)
                                                  ------------      ----------
                                                  $         --              --
                                                  ============      ==========

     Because of Porta's losses in 2002 and 2001, a valuation allowance for the entire deferred tax asset was provided due to the uncertainty as to future realization.

     The income tax returns of Porta and its subsidiary operating in Puerto Rico were examined by the IRS for the tax year ended December 31, 1989. As a result of this examination, the IRS increased the Puerto Rico subsidiary's taxable income resulting from intercompany transactions, with a corresponding increase in Porta's net operating losses. The settlement amounted to approximately $953,000. Porta is currently in a structured settlement with the IRS, which is reviewed annually, whereby monthly payments will be made to liquidate the settlement. As of December 31, 2002, Porta has not made all the required payments through that date under the settlement and has been in correspondence with the IRS to obtain an offer in compromise. As of December 31, 2002, $274,000 remains outstanding.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     No provision was made for U.S. income taxes on the undistributed earnings of Porta's foreign subsidiaries as it is management's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 2002, undistributed earnings of the foreign subsidiaries amounted to approximately $1,417,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.


(15) Leases

     At December 31, 2002, Porta and its subsidiaries leased manufacturing and administrative facilities, equipment and automobiles under a number of operating leases. Porta is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 2002, 2001, and 2000 amounted to approximately $499,000, $793,000 and
       $1,375,000, respectively. With respect to the Company's lease in North Carolina, rent expense in 2002 was reduced by approximately $280,000, the difference between the total lease obligation at the time the facility was vacated in 2000 of approximately $400,000 and the final settlement approximating $120,000. Rent expense in 2000 reflected the accrual of the remaining lease obligation. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

                    2003                        $  614,000
                    2004                           527,000
                    2005                           517,000
                    2006                           526,000
                    2007                           496,000
                    Thereafter                   2,723,000
                                                ----------
                                                $5,403,000
                                                ==========

(16) Contingencies

     Porta is a defendant in legal actions arising out of the ordinary conduct of its business. Management believes that the settlement of these matters will not have a materially adverse effect on the financial position of the Company (note 20).

     As a result of the Company's continuing financial difficulties, a number of creditors have engaged attorneys or collection agencies or commenced legal actions against the Company, and some of them have obtained judgments against the Company. Claimants who have already either commenced litigation or otherwise sought collection or have obtained a judgment against the Company are due approximately $214,000.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(17) Major Customers

     During the years ended  December  31,  2002,  2001 and 2000,  Porta's  five largest customers accounted for sales of $9,784,000, or approximately 46% of sales, $13,444,000, or approximately 48% of sales, and $28,323,000, or approximately 55% of sales, respectively. Porta's largest customer in 2002 and 2001 with sales of $2,725,000 and $3,485,000, or approximately 13% and 12%, respectively, of sales, was Philippines Long Distance Telephone (PLDT). However, in 2001 Porta's sales to British Telecommunications plc ("BT") directly of $3,339,000, approximately 12% of sales, and through Fujitsu Telecommunications Europe LTD ("FTEL") as purchasing agent to BT of $3,200,000, approximately 11% of sales in 2001, combined for sales of $6,539,000, approximately 23% of sales, in 2001. Porta's largest customer in 2000 with sales of $12,051,000, or approximately 24% of sales, was Fujitsu Telecommunications Europe LTD ("FTEL"). A significant amount of sales of the Company's products for use by British Telecommunications plc ("BT") were sold to FTEL as purchasing agent to BT. Direct sales to BT for the year ended December 31, 2002, 2001 and 2000 amounted to $2,306,000, $3,339,000 and $5,098,000, respectively, or approximately 11%, 12% and 10%, respectively, of Porta's sales for such years. Direct sales to FTEL for the year ended December 31, 2001 and 2000 amounted to $3,200,000, and $12,051,000, respectively, or approximately 11% and 24%, respectively, of Porta's sales for such years. Therefore, any significant interruption or decline in sales to FTEL or BT may have a materially adverse effect upon Porta's operations. During 2000, sales to a Mexican telephone company were $5,507,000, or approximately 11% of sales. No other customers account for 10% or more of Porta's sales for any year. Approximately 53% and 19%, respectively, of Porta's accounts receivable are due from the five largest customers as of December 31, 2002 and 2001, respectively.

(18) Fair Values of Financial Instruments

     Cash equivalents, accounts receivable and accounts payable are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

     The fair value of Porta's senior and subordinated debt and related interest cannot be reasonably estimated due to the lack of marketability of such instruments. However, management believes that the fair value of these instruments is significantly less than their aggregate carrying amount.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(19) Net Loss Per Share

     Options to purchase 601,530, 806,705 and 649,733 shares of common stock for 2002, 2001 and 2000, respectively, with exercise prices ranging from $0.07 to $3.85, $0.22 to $5.00 and $1.69 to $5.00 for 2002, 2001 and
       2000, respectively, were outstanding but not included in the computation of diluted net loss per share because the exercise prices were greater than the average market price of common stock during such years, and the effect of doing so would be anti-dilutive.

     Warrants to purchase 242,500, 1,776,152 and 195,000 shares of common stock for 2002, 2001 and 2000, respectively, with exercise prices ranging from $0.25 to $1.81, $0.25 to $3.00 and $1.81 to $17.50 for 2002, 2001 and
       2000, respectively, were outstanding but not included in the computation of diluted net loss per share because the exercise prices were greater than the average market price of common stock during such years, and the effect of doing so would be anti-dilutive.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(20) Legal Matters

     In July 2001, the holder of a subordinated  note in the principal amount of
       $500,000 commenced an action against the Company in the United States District Court for the Southern District of New York seeking payment of the principal and accrued interest on their subordinated notes which were payable in July 2001. The payment of the note is subordinated to payment of the Company's senior debt and the Company believes that the subordination provision of the note prohibits payment by the Company. The plaintiffs' motion for a summary judgment was denied by the court on the grounds that the terms of the note did not give them permission to obtain a judgment while Porta remained in default to the senior debt holder. The Company's obligations under the subordinated notes are reflected as current liabilities on the Company's balance sheet.

     In March 2000, the Company  suspended (with pay) Messrs. Ronald Wilkins and
       Michael Bahlo, two of its executive officers, from their positions pending completion of the Company's investigation of certain matters that had come to its attention. Prior to the completion of this investigation, however, these two executives accepted positions with another company and thereby voluntarily resigned from their positions with the Company. In February 2001, these two executives, together with a third former executive officer, Mr. Michael Lamb, who similarly resigned from his position with the Company, filed suit in the Supreme Court for the State of New York, County of New York. The complaint asserted various claims against the Company based on the allegation that each of these three executives was improperly terminated from his employment without cause, and seeks compensatory damages, liquidating damages and attorney's fees. The Company filed an answer and counterclaim against the plaintiffs. During 2002, the Company settled all claims related to this action for $30,000.

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

     In June 2002, BMS Corp. served an arbitration demand on the Company claiming that it breached an agreement to market and sell an update to the Company's MLR product which BMS was to develop. The Company believes that it has defenses to the claims by BMS and has filed a counterclaim to recovery the $350,000 the Company advanced to BMS under the contract. The arbitrators have recently been selected and the proceedings will move forward over the next several months.

     See Note 16, in connection with claims against the Company by creditors.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(21) Cash Flow Information

     (1) Supplemental cash flow information for the years ended December 31, is as follows:

                                                 2002        2001       2000
                                                 ----        ----       ----
          Cash paid for interest                 $10         933        3,763
          Cash paid for income taxes             $ 2         131          183

     (2)  Non-cash transactions:

          (i) In 2000 and 2001, Porta incurred non-cash charges totaling $140,000 as a result of the issuance New Warrants (note 11).

          (ii) In 2000, Porta incurred a non-cash charge of $169,000 as a result of the reduction in the exercise price of the Warrants issued to its senior lender.

          (iii) In 2000, Porta incurred a non-cash charge of $129,000 as a result of Warrants issued to its senior lender in connection with an increase in its revolving line of credit to its senior lender .

          (iv) In 2000, Porta incurred a non-cash charge of $59,000 as a result of the reduction in the exercise price of the Warrants issued to its senior lender in connection with a waiver of default .

          (v) In 2001, Porta incurred a non-cash charge of $39,000 as a result of the reduction in the exercise price of the Warrants issued to its senior lender in connection with an agreement to add all current and future interest due to the principal balance through the loan expiration date (note 7).

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

                                       2002            2001           2000
                                       ----            ----           ----
Revenue:
      Line                         $ 9,598,000      12,756,000      20,546,000
      OSS                            6,414,000       8,874,000      22,296,000
      Signal                         4,523,000       5,737,000       7,644,000
                                   -----------      ----------      ----------
                                   $20,535,000      27,367,000      50,486,000
                                   ===========      ==========      ==========
Segment profit (loss):
      Line                         $  (565,000)      1,275,000       3,665,000
      OSS                              226,000     (10,518,000)     (6,201,000)
      Signal                           286,000       1,449,000       2,088,000
                                   -----------      ----------      ----------
                                   $   (53,000)     (7,794,000)       (448,000)
                                   ===========      ==========      ==========
Depreciation and amortization:
      Line                         $   245,000         374,000         424,000
      OSS                              350,000       1,262,000       1,262,000
      Signal                            25,000         166,000         162,000
                                   -----------      ----------      ----------
                                   $   620,000       1,802,000       1,848,000
                                   ===========      ==========      ==========
Total identifiable assets:
      Line                         $ 3,975,000       5,990,000       8,508,000
      OSS                            4,538,000       4,268,000      14,942,000
      Signal                         4,319,000       5,557,000       6,591,000
                                   -----------      ----------      ----------
                                   $12,832,000      15,815,000      30,041,000
                                   ===========      ==========      ==========
Capital expenditures:
      Line                         $    37,000         132,000         340,000
      OSS                               58,000          55,000       1,132,000
      Signal                             9,000               0          45,000
                                   -----------      ----------      ----------
                                   $   104,000         187,000       1,517,000
                                   ===========      ==========      ==========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

     The following table reconciles segment totals to consolidated totals:

                                                      2002             2001            2000
                                                      ----             ----            ----
Revenue:
   Total revenue for reportable segments          $ 20,535,000      27,367,000      50,486,000
   Other revenue                                       882,000         695,000         654,000
                                                  ------------      ----------      ----------
Consolidated total revenue                        $ 21,417,000      28,062,000      51,140,000
                                                  ============      ==========      ==========

Operating loss:
   Total segment loss for reportable segments     $    (53,000)     (7,794,000)       (448,000)
   Corporate and unallocated                        (2,828,000)     (3,659,000)     (4,705,000)
                                                  ------------      ----------      ----------
Consolidated total operating loss                 $ (2,881,000)    (11,453,000)     (5,153,000)
                                                  ============      ==========      ==========
Depreciation and amortization:
   Total for reportable segments                  $    620,000       1,802,000       1,848,000
   Corporate and unallocated                            93,000         107,000          63,000
                                                  ------------      ----------      ----------
Consolidated total deprecation and amortization   $    713,000       1,909,000       1,911,000
                                                  ============      ==========      ==========
Total assets:
   Total for reportable segments                  $ 12,832,000      15,815,000      30,041,000
   Corporate and unallocated                         1,396,000       2,018,000       4,133,000
                                                  ------------      ----------      ----------
Consolidated total assets                         $ 14,228,000      17,833,000      34,174,000
                                                  ============      ==========      ==========
Capital expenditures:
   Total for reportable segments                  $    104,000         187,000       1,517,000
   Corporate and unallocated                            20,000           9,000          16,000
                                                  ------------      ----------      ----------
Consolidated total capital expenditures           $    124,000         196,000       1,533,000
                                                  ============      ==========      ==========


     The following table presents information about the Company by geographic area:

                                             2002          2001         2000
                                             ----          ----         ----
Revenue:
      United States                      $ 9,877,000    12,999,000    17,225,000
      United Kingdom                       6,388,000     8,060,000    20,244,000
      Asia/Pacific                         2,725,000     4,552,000     5,429,000
      Other Europe                         1,600,000     1,761,000     2,482,000
      Latin America                          258,000       288,000       146,000
      Other North America                    565,000       357,000     5,570,000
      Other                                    4,000        45,000        44,000
                                         -----------    ----------    ----------
Consolidated total revenue               $21,417,000    28,062,000    51,140,000
                                         ===========    ==========    ==========

Consolidated long-lived assets:
      United States                      $ 4,274,000     5,301,000    12,115,000
      United Kingdom                         364,000       583,000     1,107,000
      Other North America                    455,000       523,000       568,000
      Asia/Pacific                                 0             0       612,000
      Latin America                            7,000         8,000        14,000
      Other                                    3,000         2,000         3,000
                                         -----------    ----------    ----------
                                           5,103,000     6,417,000    14,419,000
   Current and other assets                9,125,000    11,416,000    19,755,000
                                         -----------    ----------    ----------
Consolidated total assets                $14,228,000    17,833,000    34,174,000
                                         ===========    ==========    ==========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(23) Quarterly Information (Unaudited)

     The following presents certain unaudited quarterly financial data:

                                           Quarter Ended
                         -------------------------------------------------------
                         March 31,      June 30,     September 30,  December 31,
                           2002           2002           2002          2002
                         ---------      --------     -------------  ------------
Net sales              $ 4,744,000    $ 6,492,000    $ 5,093,000    $ 5,088,000
Gross profit               878,000      2,117,000      2,025,000      1,798,000
Net income (loss)       (2,637,000)      (887,000)      (696,000)       106,000
Net income (loss)
  per share:
    Basic                   $(0.26)        $(0.09)        $(0.07)         $0.01
    Diluted                 $(0.26)        $(0.09)        $(0.07)         $0.01

                                           Quarter Ended
                         -------------------------------------------------------
                         March 31,      June 30,     September 30,  December 31,
                           2001           2001           2001          2001
                         ---------      --------     -------------  ------------
Net sales              $ 7,042,000    $ 8,915,000    $ 6,039,000    $ 6,066,000
Gross profit             1,414,000      2,925,000      1,503,000      2,250,000
Net loss                (3,233,000)    (2,511,000)    (1,898,000)    (7,132,000)
Net loss per share:
    Basic                   $(0.33)        $(0.25)        $(0.19)        $(0.73)
    Diluted                 $(0.33)        $(0.25)        $(0.19)        $(0.73)

     Net income for the quarter ended December 31, 2002 reflects the benefit associated with the reversal of certain reserves for potential claims established in prior years and a settlement of a lease obligation, approximating $400,000. In addition, the Company reduced certain expense estimates recorded in earlier quarters in 2002, approximating $400,000.

     Net loss for the quarter ended December 31, 2001 reflects an impairment loss on goodwill of $5,802,000 associated with OSS operations (note 6).