Form 10-Q
period 2003-03-31
PORTA SYSTEMS CORP
filed 2003-05-15
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

               6851 Jericho Turnpike, Suite 170, Syosset, New York
                    (Address of principal executive offices)

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

Yes |X| No |_|

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       Common stock (par value $0.01) 9,972,284 shares as of May 6, 2003

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                                    March 31,         December 31,
                                                                                                      2003                2002
                                                                                                   ----------         ------------
                                    Assets                                                         (Unaudited)
Current assets:
     Cash and cash equivalents                                                                      $     259          $     779
     Accounts receivable - trade, less allowance for doubtful accounts                                  4,387              4,654
     Inventories                                                                                        3,275              3,363
     Prepaid expenses and other current assets                                                            424                329
                                                                                                    ---------          ---------
                  Total current assets                                                                  8,345              9,125

      Property, plant and equipment, net                                                                1,718              1,802
      Goodwill, net                                                                                     2,961              2,961
      Other assets                                                                                        222                340
                                                                                                    ---------          ---------
                  Total assets                                                                      $  13,246          $  14,228
                                                                                                    =========          =========

                    Liabilities and Stockholders' Deficit
Current liabilities:
      Senior debt                                                                                   $  25,145          $  25,070
      Subordinated notes                                                                                6,144              6,144
      6% convertible subordinated debentures                                                              385                385
      Accounts payable                                                                                  5,680              5,241
      Accrued expenses                                                                                  2,361              2,640
      Accrued interest payable                                                                          2,870              2,639
      Accrued commissions                                                                                 607                566
      Accrued deferred compensation                                                                       314                329
      Income taxes payable                                                                                307                302
      Short-term loans                                                                                      7                  8
                                                                                                    ---------          ---------
                  Total current liabilities                                                            43,820             43,324
                                                                                                    ---------          ---------

Deferred compensation                                                                                     867                839
                                                                                                    ---------          ---------
                  Total long-term liabilities                                                             867                839
                                                                                                    ---------          ---------

                  Total liabilities                                                                    44,687             44,163
                                                                                                    ---------          ---------
Stockholders' deficit:
      Preferred stock, no par value; authorized 1,000,000 shares, none issued                              --                 --
      Common stock, par value $.01; authorized 20,000,000 shares, issued
      10,003,224 and 10,003,224 shares at March 31, 2003 and December 31, 2002                            100                100
       Additional paid-in capital                                                                      76,059             76,059
       Accumulated deficit                                                                           (101,449)          (100,023)
       Accumulated other comprehensive loss:
               Foreign currency translation adjustment                                                 (4,213)            (4,133)
                                                                                                    ---------          ---------
                                                                                                      (29,503)           (27,997)
        Treasury stock, at cost                                                                        (1,938)            (1,938)
                                                                                                    ---------          ---------
                  Total stockholders' deficit                                                         (31,441)           (29,935)
                                                                                                    ---------          ---------
                  Total liabilities and stockholders' deficit                                       $  13,246          $  14,228
                                                                                                    =========          =========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
    Unaudited Consolidated Statements of Operations and Comprehensive (Loss)
                      (In thousands, except per share data)

                                                                                         Three Months Ended
                                                                                    March 31,           March 31,
                                                                                      2003                 2002
                                                                                    ---------           ---------
Sales                                                                                $ 4,374             $ 4,744
Cost of sales                                                                          3,381               3,866
                                                                                     -------             -------
     Gross profit                                                                        993                 878

Selling, general and administrative expenses                                           1,556               1,868

Research and development expenses                                                        572                 759
                                                                                     -------             -------
         Total expenses                                                                2,128               2,627
                                                                                     -------             -------

         Operating loss                                                               (1,135)             (1,749)

Interest expense                                                                        (307)               (874)
Interest income                                                                            1                   2
Other income (expense), net                                                               --                  (3)
                                                                                     -------             -------

         Loss before income taxes                                                     (1,441)             (2,624)

Income tax benefit (expense)                                                              15                 (13)
                                                                                     -------             -------

Net loss                                                                             $(1,426)            $(2,637)
                                                                                     =======             =======

Other comprehensive income (loss):

         Foreign currency translation adjustments                                        (80)                 21
                                                                                     -------             -------

Comprehensive loss                                                                   $(1,506)            $(2,616)
                                                                                     =======             =======

Per share data:

Basic per share amounts:

         Net loss per share of common stock                                          $ (0.14)            $ (0.26)
                                                                                     =======             =======

         Weighted average shares outstanding                                           9,972               9,972
                                                                                     =======             =======

Diluted per share amounts:

         Net loss per share of common stock                                          $ (0.14)            $ (0.26)
                                                                                     =======             =======

         Weighted average shares outstanding                                           9,972               9,972
                                                                                     =======             =======

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                          Three Months Ended
                                                                                                      March 31,         March 31,
                                                                                                        2003              2002
                                                                                                      ---------         ---------
Cash flows from operating activities:
     Net (loss)                                                                                        $(1,426)          $(2,637)
     Adjustments to reconcile net (loss) to net cash
       used in operating activities:
         Depreciation and amortization                                                                     139               167
         Amortization of debt discounts                                                                     --                 2
Changes in operating assets and liabilities:
         Accounts receivable                                                                               267              (566)
         Inventories                                                                                        88               810
         Prepaid expenses and other current assets                                                         (95)             (342)
         Other assets                                                                                      118               125
         Accounts payable, accrued expenses and other liabilities                                          450                14
                                                                                                       -------           -------
              Net cash used in operating activities                                                       (459)           (2,427)
                                                                                                       -------           -------

Cash flows from investing activities:
         Capital expenditures, net                                                                         (62)               (5)
                                                                                                       -------           -------
              Net cash used in investing activities                                                        (62)               (5)
                                                                                                       -------           -------

Cash flows from financing activities:
         Proceeds from senior debt                                                                          75             1,681
         Proceeds from exercised options and warrants                                                       --                 2
         Repayments of short term loans                                                                     (1)               (1)
                                                                                                       -------           -------
              Net cash provided by financing activities                                                     74             1,682
                                                                                                       -------           -------

     Effect of exchange rate changes on cash                                                               (73)               15
                                                                                                       -------           -------

     Decrease in cash and cash equivalents                                                                (520)             (735)

     Cash and cash equivalents - beginning of the year                                                     779             1,204
                                                                                                       -------           -------

     Cash and cash equivalents - end of the period                                                     $   259           $   469
                                                                                                       =======           =======

     Supplemental cash flow disclosure:

         Cash paid for interest expense                                                                $     1           $     6
                                                                                                       =======           =======

         Cash paid for income taxes                                                                    $     4           $    27
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

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2002. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2002 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the first three months of 2003 are not necessarily indicative of results for the year. See Note 3.

Note 2: Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market. The composition of inventories at the end of the respective periods is as follows:

                                              March 31, 2003   December 31, 2002
                                              --------------   -----------------
                                                       (in thousands)
         Parts and components                     $1,688            $1,767
         Work-in-process                             385               208
         Finished goods                            1,202             1,388
                                                  ------            ------
                                                  $3,275            $3,363
                                                  ======            ======

Note 3: Senior and Subordinated Debt

      On March 31, 2003, the Company's debt to its senior lender was $25,145,000. Under prior amendments, the loan became due and payable on December 31, 2002. In March 2003, the senior lender agreed to an extension to May 15, 2003, and in May 2003, the senior lender granted a further extension to August 29, 2003. As a result, the entire balance of the Company's obligations to its senior lender becomes due and payable on August 29, 2003. If the agreement is not extended beyond August 29, 2003, and if the senior lender demands payment of all or a significant portion of the loan when due, the Company will not be able to continue in business and may seek protection under the Bankruptcy Code.

      As of March 31, 2003, the Company's short-term debt also included $6,144,000 of subordinated debt that became due on July 3, 2001 and $385,000 of 6% debentures which became due on July 2, 2002. Accrued interest on the subordinated notes was approximately $2,513,000, which represents interest from July 2000 through March 31, 2003, and accrued interest on the 6% debentures was $58,000. We are precluded by our senior lender from paying any principal or interest on the subordinated debt.

Note 4: Accounting for Stock Based Compensation

      The Company applies the intrinsic value method as outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss and net loss per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. Since there was no stock-based compensation in the quarters ended March 31, 2003 and 2002, pro forma loss is the same as the reported net loss.

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

      There has been no significant change from December 31, 2002 in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company's assets.

                                                       Three Months Ended
                                                  March 31, 2003  March 31, 2002
                                                  --------------  --------------
Sales:
      Line                                          $2,161,000      $1,470,000
      OSS                                              913,000       2,045,000
      Signal                                         1,065,000       1,076,000
                                                    ----------      ----------
                                                    $4,139,000      $4,591,000
                                                    ==========      ==========

Segment profit (loss):
      Line                                          $    3,000      $ (661,000)
      OSS                                             (853,000)       (279,000)
      Signal                                           349,000         107,000
                                                    ----------      ----------
                                                    $ (501,000)     $ (833,000)
                                                    ==========      ==========

The following table reconciles segment totals to consolidated totals:

                                                        Three Months Ended
                                                  March 31, 2003  March 31, 2002
                                                  --------------  --------------
Sales:
   Total revenue for reportable segments           $ 4,139,000      $ 4,591,000
   Other revenue                                       235,000          153,000
                                                   -----------      -----------
   Consolidated total revenue                      $ 4,374,000      $ 4,744,000
                                                   ===========      ===========

Operating loss:
   Total segment loss for reportable segments      $  (501,000)     $  (833,000)
   Corporate and unallocated                          (634,000)        (916,000)
                                                   -----------      -----------
   Consolidated total operating loss               $(1,135,000)     $(1,749,000)
                                                   ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                              Three Months Ended
                                                              ------------------
                                                                   March 31,
                                                                   ---------
                                                                2003     2002
                                                                ----     ----
Sales                                                           100%     100%
Cost of Sales                                                    77%      82%
Gross Profit                                                     23%      18%
Selling, general and administrative expenses                     36%      39%
Research and development expenses                                13%      16%
     Operating loss                                             (26%)    (37%)
Interest expense - net                                           (7%)    (18%)
Other                                                             0%       0%
Net (loss)                                                      (33%)    (55%)

      The Company's sales by product line for the periods ended March 31, 2003 and 2002 are as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                             $(000)
                                                       2003           2002
                                                       ----           ----

Line connection/protection equipment              $2,161    49%   $1,470    31%
OSS equipment                                        913    21%    2,045    43%
Signal Processing                                  1,065    24%    1,076    23%
Other                                                235     6%      153     3%
                                                  -------------   -------------
                                                  $4,374   100%   $4,744   100%
                                                  =============   =============

Overview

      We operate in the telecommunications industry, and our customer-base consists largely of government-owned and privately-owned telecommunications companies. During the past three years, the telecommunications industry has been affected by a worldwide slowdown, and many, if not most, telecommunications companies have scaled back plans for expansion, which has resulted in a significant drop in the requirements for products including products such as those sold by the Company.

      Our business is divided into three segments -- line connection and protection equipment ("Line") which interconnect copper telephone lines to switching equipment and provide fuse elements that protect telephone equipment and personnel from electrical surges; Operating Support Systems ("OSS") which automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment; and signal processing ("Signal") equipment which is used in data communication devices that employ high frequency transformer technology.

      Our business has been, and is continuing to be, affected by both the worldwide slowdown in the telecommunications industry and the effects of our financial condition. Because our OSS contracts are long-term contracts, our financial condition raises concerns by our customers and potential customers about both our ability to perform our obligations under our contracts as well as to provide ongoing services. We recognize revenue from OSS contracts on a percentage-of-completion basis primarily measured by the attainment of milestones. We recognize anticipated losses, if any, in the period in which they are identified. We are continuing to sustain operating losses from the OSS division.

      Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment to telephone operating companies in the United States and foreign countries. Our Line division operated at about break-even for the three months ended March 31, 2003. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated an operating profit for the three months ended March 31, 2003. We recognize revenue from Line and Signal products when the product is shipped.

Results of Operations

      Our sales for the quarter ended March 31, 2003 were $4,374,000 representing a decrease of $370,000 (8%) compared to the quarter ended March 31, 2002 of $4,744,000. The overall decrease in sales primarily reflected reduced sales of OSS products partially offset by increased sales from Line products .

      Line equipment sales increased by $691,000 (47%) from $1,470,000 for the March 2002 quarter to $2,161,000 for the March 2003 quarter. The increased sales resulted from higher levels of sales to customers in the United Kingdom and Mexico.

      OSS sales decreased by $1,132,000 (55%) from $2,045,000 for the quarter ended March 31, 2002 to $913,000 for the quarter ended March 31, 2003. The decreased sales resulted from the inability to secure new orders resulting from the slowdown in the telecommunications market and the effects of our financial condition and from lower levels of contract completion during the current quarter as compared to the same quarter last year.

      Signal processing revenue for the quarter ended March 31, 2003 compared to 2002 decreased by $11,000 (1%) from $1,076,000 to $1,065,000.

      Gross margin for the March 2003 quarter was 23% compared to 18% for the March 2002 quarter. This increase in gross margin is attributable to the increased level of sales in the Line business which enabled us to better absorb certain fixed expenses. Additionally, Signal margins benefited from improved absorption as well.

      Selling, general and administrative expenses decreased by $312,000 (17%) from $1,868,000 in the March 2002 quarter to $1,556,000 in the March 2003 quarter. This decrease relates primarily to reduced salaries and benefits, consulting services and commissions reflecting our current level of business.

      Research and development expenses decreased by $187,000 (25%) from $759,000 in the March 2002 quarter to $572,000 in the March 2003 quarter. This decrease in research and development expenses results from our efforts to reduce expenses primarily related to the OSS business. Our inability to fund research and development could adversely affect our ability to offer products based on developing technologies, which could affect our ability to sell product in future years.

      As a result of the foregoing, we had an operating loss of $1,135,000 for the March 2003 quarter, as compared to an operating loss of $1,749,000 for the March 2002 quarter.

      Interest expense decreased by $567,000 (65%) from $874,000 in 2002 to $307,000 in 2003. This decrease is attributable to our amended agreement with our senior lender which provides that the old term loan, in the principal amount of approximately $23,000,000, bears no interest commencing March 1, 2002 until such time as the lender, in its sole discretion, resumes interest charges. The senior lender has not resumed interest charges.

      As the result of the foregoing, our net loss was $1,426,000, $0.14 per share (basic and diluted), for the March 2003 quarter versus a net loss of $2,637,000, $0.26 per share (basic and diluted), for the March 2002 quarter.

      Our losses are continuing, and we cannot give any assurance that we will be able to operate profitably in the future. As a result of the deterioration of our operating revenue resulting from both market conditions and our financial condition, we are evaluating various options, including the sale of one or more of our divisions. If we are not successful, we may have no alternative but to seek protection under the Bankruptcy Code.

Liquidity and Capital Resources

      At March 31, 2003, we had cash and cash equivalents of $259,000 compared with $779,000 at December 31, 2002. Our working capital deficit at March 31, 2003 was $35,475,000, compared to a working capital deficit of $34,199,000 at December 31, 2002. The reduced level of cash on hand and inventory, and increased levels of accrued interest, senior and subordinated debt, and accounts payable, resulted in the increase in the working capital deficiency. During the March 2003 quarter, the net cash used by us in operations was $459,000.

      As of March 31, 2003, our debt includes $25,145,000 of senior debt which matures on August 29, 2003, $6,144,000 of subordinated debt that became due on July 3, 2001, and $385,000 of 6% debentures which became due on July 2, 2002. The maturity date of the senior debt reflects an extension of the maturity of our senior debt to August 29, 2003, which was granted on May 14, 2003. We were unable to pay the principal or interest on any of our subordinated debt.
Interest on the subordinated notes was approximately $2,513,000, which represents interest from July 2000 through March 31, 2003, and interest on the 6% debentures was $58,000. At March 31, 2003, we did not have sufficient resources to pay either the senior lender or the subordinated lenders; it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making any payments on the subordinated debt.

      Our financial condition and stock price effectively preclude us from raising funds through the issuance of debt or equity securities, we have no other source of funds other than operations, and our operations are generating a negative cash flow. We have in the past sought to raise funds through the sale of one or more of our divisions, but our efforts to date have been unsuccessful. We also do not have any prospects of obtaining an alternate senior lender to replace our present lender.

      If the senior lender does not extend the maturity date of our obligations, which mature on August 29, 2003, and demands payment of all or a significant portion of our obligations to the senior lender, we will not be able to continue in business and we may seek protection under the Bankruptcy Code. We cannot assure you that our senior lender will not demand payment of all or a significant portion of our obligations.

      As a result of our continuing financial difficulties:

      o we are having and we may continue to have difficulty performing our obligations under our contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance;

      o a number of our suppliers have refused to ship to us until we pay all or a portion of the outstanding balance due to them, and other suppliers ship to us only on a COD basis; and

      o a number of creditors have engaged attorneys or collection agencies, or commenced legal actions against us.

      The creditors include five former senior executives who have deferred compensation agreements with us. The total payments due under these agreements are approximately $1.9 million, of which $146,000 was due at March 31, 2003 and an additional $196,000 becomes due in 2003. The claimants commenced litigation that has been adjourned pending settlement. We are in the latter stages of settlement negotiations with these creditors.

      We are seeking to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. If we sell a division, we anticipate that a substantial portion of the net proceeds will be paid to our senior lender and we will not receive any significant amount of working capital from such a sale. During 2002, we took additional steps to reduce overhead and headcount. We will continue to look to reduce costs while we seek additional business from new and existing customers; however, unless we are able to significantly increase our revenue, it may be necessary for us to seek protection under the Bankruptcy Code.

Forward Looking Statements

      Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state the Company's intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors," in our Form 10-K for the year ended December 31, 2002 and those described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

      Although we conduct operations outside of the United States, most of our contracts and sales are dollar denominated. A portion of the revenue from our United Kingdom operations and the majority of our United Kingdom expenses are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. For the three months ended March 31, 2003 and 2002, the currency translation adjustment was not significant in relation to our total revenue.

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

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

      See Note 3 of Notes to Unaudited Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for information concerning defaults on our subordinated debt.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            99.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            99.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

      (b)   Reports on Form 8-K

            On March 31, 2003 the Company reported its results of operations for the year ended December 31, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PORTA SYSTEMS CORP.

      Dated May 14, 2003               By /s/ William V. Carney
                                          --------------------------------
                                              William V. Carney
                                              Chairman of the Board
                                              and Chief Executive Officer

      Dated May 14, 2003               By /s/ Edward B. Kornfeld
                                          --------------------------------
                                              Edward B. Kornfeld
                                              Senior Vice President
                                              and Chief Financial Officer

William V. Carney does hereby certify that he is the duly elected and incumbent chief executive officer of Porta Systems Corp (the "issuer") and he does hereby certify, with respect to the issuer's Form 10-Q for the quarter ended March 31, 2003 (the "report") as follows:

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

      By /s/ William V. Carney
         ----------------------------
         William V. Carney
         Chief Executive Officer

Edward B. Kornfeld does hereby certify that he is the duly elected and incumbent chief financial officer of Porta Systems Corp. (the "issuer") and he does hereby certify, with respect to the issuer's Form 10-Q for the quarter ended March 31, 2003 (the "report") as follows:

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

      By /s/ Edward B. Kornfeld
         ------------------------------
             Edward B. Kornfeld
             Chief Financial Officer