Form 10-Q
period 2003-06-30
PORTA SYSTEMS CORP
filed 2003-08-13
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from.................to...................
                          Commission file number 1-8191

                               PORTA SYSTEMS CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    11-2203988
    -------------------------------                      ------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

               6851 Jericho Turnpike, Suite 170, Syosset, New York
               ---------------------------------------------------
                    (Address of principal executive offices)

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

                               Yes [X]   No [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

       Common stock (par value $0.01) 9,980,423 shares as of July 25, 2003

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                June 30,     December 31,
                                                                                 2003           2002
                                                                              -----------   ------------
                                                                              (Unaudited)
                            Assets

Current assets:
     Cash and cash equivalents                                                 $     337     $     779
     Accounts receivable - trade, less allowance for doubtful accounts             3,611         4,654
     Inventories                                                                   2,934         3,363
     Prepaid expenses and other current assets                                       389           329
                                                                               ---------     ---------
                  Total current assets                                             7,271         9,125

      Property, plant and equipment, net                                           1,626         1,802
      Goodwill, net                                                                2,961         2,961
      Other assets                                                                   117           340
                                                                               ---------     ---------
                  Total assets                                                 $  11,975     $  14,228
                                                                               =========     =========

                            Liabilities and Stockholders' Deficit
Current liabilities:
      Senior debt                                                              $  25,222     $  25,070
      Subordinated notes                                                           6,144         6,144
      6% convertible subordinated debentures                                         385           385
      Accounts payable                                                             5,713         5,241
      Accrued expenses                                                             2,354         2,640
      Accrued interest payable                                                     3,101         2,639
      Accrued commissions                                                            287           566
      Accrued deferred compensation                                                   72           329
      Income taxes payable                                                            20           302
      Short-term loan                                                                  6             8
                                                                               ---------     ---------
                  Total current liabilities                                       43,304        43,324
                                                                               ---------     ---------
Deferred compensation                                                              1,123           839
                                                                               ---------     ---------
                  Total long-term liabilities                                      1,123           839
                                                                               ---------     ---------
                  Total liabilities                                               44,427        44,163
                                                                               ---------     ---------
Stockholders' deficit:
      Preferred stock, no par value; authorized 1,000,000 shares, none issued         --            --
      Common stock, par value $.01; authorized 20,000,000 shares, issued
      10,003,224 and 10,003,224 shares at June 30, 2003 and December 31, 2002        100           100
       Additional paid-in capital                                                 76,059        76,059
       Accumulated deficit                                                      (102,490)     (100,023)
       Accumulated other comprehensive loss:
               Foreign currency translation adjustment                            (4,183)       (4,133)
                                                                               ---------     ---------
                                                                                 (30,514)      (27,997)

        Treasury stock, at cost                                                   (1,938)       (1,938)
                                                                               ---------     ---------
                  Total stockholders' deficit                                    (32,452)      (29,935)
                                                                               ---------     ---------
                  Total liabilities and stockholders' deficit                  $  11,975     $  14,228
                                                                               =========     =========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss

                      (In thousands, except per share data)

                                                             Six Months Ended
                                                           June 30,    June 30,
                                                             2003        2002
                                                           -------     --------
Sales                                                      $ 8,338     $ 11,236
Cost of sales                                                6,278        8,241
                                                           -------     --------
     Gross profit                                            2,060        2,995
                                                           -------     --------

Selling, general and administrative expenses                 3,141        3,628
Research and development expenses                            1,016        1,387
Impairment loss                                                --           800
                                                           -------     --------
         Total expenses                                      4,157        5,815
                                                           -------     --------
         Operating loss                                     (2,097)      (2,820)

Interest expense                                              (627)      (1,178)
Interest income                                                  1            3
Gain on sale of investment in joint venture                     --          450
Other income (expense), net                                    (26)          30
                                                           -------     --------

         Loss before income taxes                           (2,749)      (3,515)

Income tax (expense) benefit                                   282           (9)
                                                           -------     --------

Net loss                                                   $(2,467)    $ (3,524)
                                                           =======     ========

Other comprehensive loss:
         Foreign currency translation adjustments              (50)          (5)
                                                           -------     --------

Comprehensive loss                                         $ 2,517)    $ (3,529)
                                                           =======     ========

Per share data:

Basic per share amounts:

         Net loss per share of common stock                $ (0.25)    $  (0.35)
                                                           =======     ========

         Weighted average shares outstanding                 9,972        9,986
                                                           =======     ========

Diluted per share amounts:

         Net loss per share of common stock                $ (0.25)    $  (0.35)
                                                           =======     ========

         Weighted average shares outstanding                 9,972        9,986
                                                           =======     ========

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                             Three Months Ended
                                                            June 30,    June 30,
                                                             2003        2002
                                                            -------     -------
Sales                                                       $ 3,964     $ 6,492
Cost of sales                                                 2,897       4,375
                                                            -------     -------
     Gross profit                                             1,067       2,117
                                                            -------     -------

Selling, general and administrative expenses                  1,586       1,761
Research and development expenses                               444         627
Impairment loss                                                --           800
                                                            -------     -------
         Total expenses                                       2,030       3,188
                                                            -------     -------

         Operating loss                                        (963)     (1,071)

Interest expense                                               (320)       (304)
Interest income                                                --             1
Gain on sale of investment in joint venture                    --           450
Other income (expense), net                                     (26)         33
                                                            -------     -------

         Loss before income taxes                            (1,309)       (891)

Income tax benefit                                              268           4
                                                            -------     -------

         Net loss                                           $(1,041)    $  (887)
                                                            =======     =======

Other comprehensive loss:
         Foreign currency translation adjustments                30         (26)
                                                            -------     -------

Comprehensive loss                                          $(1,011)    $  (913)
                                                            =======     =======

Per share data:

Basic per share amounts:

         Net loss per share of common stock                 $ (0.10)    $ (0.09)
                                                            =======     =======

         Weighted average shares outstanding                  9,972       9,999
                                                            =======     =======

Diluted per share amounts:

         Net loss per share of common stock                 $ (0.10)    $ (0.09)
                                                            =======     =======

         Weighted average shares outstanding                  9,972       9,999
                                                            =======     =======

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                              Six Months Ended
                                                             June 30,   June 30,
                                                               2003       2002
                                                             -------    -------
Cash flows from operating activities:
     Net loss                                                $(2,467)  $(3,524)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                           259       342
         Amortization of debt discounts                         --           3
         Impairment loss                                        --         800
         Gain on sale of investment in joint venture            --        (450)
         Changes in operating assets and liabilities:
         Accounts receivable                                   1,043    (2,959)
         Inventories                                             429     1,914
         Prepaid expenses                                        (60)      343
         Other assets                                            223       133
         Accounts payable, accrued expenses and
           other liabilities                                     114      (193)
                                                             -------   -------
              Net cash used in operating activities             (459)   (3,591)
                                                             -------   -------
Cash flows from investing activities:
         Capital expenditures, net                               (74)      (19)
                                                             -------   -------
              Net cash used in investing activities              (74)      (19)
                                                             -------   -------
Cash flows from financing activities:
         Proceeds from senior debt                               152     2,826
         Proceeds from exercised options and warrants           --           4
         Repayments of short term loans                           (2)       (2)
                                                             -------   -------
              Net cash provided by financing activities          150     2,828
                                                             -------   -------

     Effect of exchange rate changes on cash                     (59)      (34)
                                                             -------   -------

     Decrease in cash and cash equivalents                      (442)     (816)

     Cash and equivalents - beginning of the year                779     1,204
                                                             -------   -------

     Cash and equivalents - end of the period                $   337   $   388
                                                             =======   =======

     Supplemental cash flow disclosure:

         Cash paid for interest expense                      $     3   $     6
                                                             =======   =======

         Cash paid for income taxes                          $     6   $    27
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

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2002. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described in these financial statements. The audit opinion included in the December 31, 2002 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. Results for the second quarter or the first six months of 2003 are not necessarily indicative of results for the year. See Note 3.

Note 2:     Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows:

                                             June 30, 2003    December 31, 2002
                                             -------------    -----------------
                                                      (in thousands)
         Parts and components                   $1,483             $1,767
         Work-in-process                           343                208
         Finished goods                          1,108              1,388
                                                ------             ------
                                                $2,934             $3,363
                                                ======             ======

Note 3:     Senior and Subordinated Debt

      On June 30, 2003, the Company's debt to its senior lender was $25,222,000. Under a prior amendment, the loan became due and payable on December 31, 2002. In May 2003, the senior lender granted an extension to August 29, 2003. As a result, the entire balance of the Company's obligations to its senior lender becomes due and payable on that date. The Company does not have the ability to pay the senior debt or the subordinated debt described in the following paragraph. If the maturity of the senior debt is not extended beyond August 29, 2003, and if the senior lender demands payment of all or a significant portion of the loan when due, the Company will not be able to continue in business and may seek protection under the Bankruptcy Code.

      As of June 30, 2003, the Company's short-term debt also included $6,144,000 of subordinated debt that became due on July 3, 2001 and $385,000 of 6% debentures which became due on July 2, 2002. Accrued interest on the subordinated notes was approximately $2,743,000, which represents interest from July 2000 through June 30, 2003, and accrued interest on the 6% debentures was $58,000. The Company's senior lender has precluded it from paying any principal or interest on the subordinated debt.

Note 4:     Accounting for Stock Based Compensation

      The Company applies the intrinsic value method as outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-based Compensation," requires the Company to provide pro forma information regarding net loss and net loss per share of common stock as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. Since there was no stock-based compensation in the six months ended June 30, 2003 and 2002, pro forma loss is the same as the reported net loss.

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

                        Six Months Ended                     Three Months Ended
                June 30, 2003      June 30, 2002      June 30, 2003      June 30, 2002
                --------------     -------------      -------------      -------------
Sales:
     Line        $ 4,232,000        $ 4,232,000         $2,071,000         $2,762,000
     OSS           1,590,000          4,236,000            677,000          2,191,000
     Signal        2,071,000          2,412,000          1,006,000          1,336,000
                 -----------        -----------         ----------         ----------
                 $ 7,893,000        $10,880,000         $3,754,000         $6,289,000
                 ===========        ===========         ==========         ==========

Segment profit (loss):
     Line        $   (15,000)       $  (706,000)        $  (18,000)        $  (46,000)
     OSS          (1,333,000)           (48,000)          (480,000)           231,000
     Signal          559,000            444,000            210,000            337,000
                 -----------        -----------         ----------         ----------
                 $  (789,000)       $  (310,000)        $ (288,000)        $  522,000
                 ===========        ===========         ==========         ==========

The following table reconciles segment totals to consolidated totals:

                                               Six Months Ended                  Three Months Ended
                                       June 30, 2003      June 30, 2002    June 30, 2003      June 30, 2002
                                       -------------      -------------    -------------      -------------
Sales:
   Total revenue for reportable
       segments                         $ 7,893,000       $ 10,880,000      $ 3,754,000        $ 6,289,000
Other revenue                               445,000            356,000          210,000            203,000
                                        -----------       ------------      -----------        -----------
Consolidated total revenue              $ 8,338,000       $ 11,236,000      $ 3,964,000        $ 6,492,000
                                        ===========       ============      ===========        ===========

Operating loss:
    Total segment profit (loss)
       for reportable segments          $  (789,000)      $  (310,000)      $ (288,000)        $  522,000
    Impairment loss                              --          (800,000)              --           (800,000)
    Corporate and unallocated            (1,308,000)       (1,710,000)        (675,000)          (793,000)
                                        -----------        -----------      -----------        -----------
   Consolidated total
       operating loss                   $(2,097,000)      $(2,820,000)      $ (963,000)        $(1,071,000)
                                        ===========       ===========       ==========         ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Reference is made to the information provided under "Critical Accounting Policies and Estimates" in our Form 10-K for the year ended December 31, 2002. Our business has continued to be impaired by our financial position. We are not able to ship a portion of backlog in a timely manner, as several of our key suppliers are reluctant to provide us with credit. In addition, there have been periods during the three and six months ended June 30, 2003 that we did not have the funds either to prepay suppliers or to make purchases on a COD basis, and if we are unable to increase our sales, it may become increasingly difficult for us to make purchases necessary for filling orders. Our senior lender is not providing us with any additional funds, and our obligations to the senior lender, which are described below and in Note 3, become due on August 29, 2003.

      Our senior lender has not required us to pay interest on approximately $23,000,000 of senior debt since March 1, 2002. Accordingly, the financial statements do not reflect any interest charges on that amount which would have been payable but for the senior lender's waiver of interest.

      We have been seeking to raise funds from the sale of one or more of our divisions, and we are currently engaged in negotiations with respect to the potential sale of certain overseas assets of one of our divisions. We expect that, if such a sale is completed, only a nominal portion of the net proceeds from such a sale will be available to us for our operations, and that a significant portion will be paid to our senior lender. However, we anticipate that, if we are successful in both consummating the sale of these assets and eliminating the ongoing expenses associated with the operations being sold, we will be able to reduce the losses which have been generated by the division. In the past, we have engaged in negotiations with respect to sales of our divisions, and none of such negotiations resulted in an agreement, and we cannot give any assurance that the current negotiations will result in an agreement.

      Even if we are successful in selling the assets we are negotiating to sell and eliminating the ongoing expenses associated with those assets, we may still be unable to operate profitably, and it may be necessary for us to seek protection under the Bankruptcy Code.

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                           Six Months Ended   Three Months Ended
                                               June 30,           June 30,
                                           ----------------   ------------------
                                             2003    2002        2003    2002
                                             ----    ----        ----    ----
Sales                                        100%    100%        100%    100%
Cost of sales                                  75%     73%         73%     67%
Gross profit                                  25%     27%         27%     33%
Selling, general and administrative
  expenses                                    38%     32%         40%     27%
Research and development expenses             12%     12%         11%     10%
Impairment loss                                0%      7%          0%     12%
     Operating loss                          (25%)   (25%)       (24%)   (16%)
Interest expense - net                        (8%)   (10%)        (8%)    (5%)
Gain on sale of joint venture                  0%      4%          0%      7%
Other                                          3%      0%          6%      0%
Net loss                                     (30%)   (31%)       (26%)   (14%)

      The Company's sales by product line for the periods ended June 30, 2003 and 2002 are as follows:

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                           $(000)
                                                     2003             2002
                                                     ----             ----

Line connection/protection equipment         $  4,232    51%   $  4,232    38%
OSS equipment                                   1,590    19%      4,236    38%
Signal Processing                               2,071    25%      2,412    21%
Other                                             445     5%        356     3%
                                             --------------    --------------
                                             $  8,338   100%   $ 11,236   100%
                                             ==============    ==============

                                                 Three Months Ended June 30,
                                                           $(000)

                                                     2003             2002
                                                     ----             ----

Line connection/protection equipment         $  2,071    52%   $  2,762    42%
OSS equipment                                     677    17%      2,191    34%
Signal Processing                               1,006    26%      1,336    21%
Other                                             210     5%        203     3%
                                             --------------    --------------
                                             $  3,964   100%   $  6,492   100%
                                             ==============    ==============

Results of Operations

      Our sales for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 decreased by $2,898,000 (26%) from $11,236,000 in
2002 to $8,338,000 in 2003. Sales for the quarter ended June 30, 2003 of $3,964,000 decreased by $2,528,000 (39%) compared to $6,492,000 for the quarter ended June 30, 2002. The decrease in sales for the six months is primarily attributed to a 62% decline in sales from our OSS business. The decrease in sales for the three month period reflects a 69% decline in sales from our OSS business unit as well as lower percentage declines from our Line and Signal business units.

      Line equipment sales for the six months ended June 30, were unchanged at $4,232,000 for each period. Sales for the three months ended June 30 decreased by $691,000 (25%) from $2,762,000 in 2002 to $2,071,000 in 2003. The decrease for the three months ended June 30, 2003 primarily reflects reduced sales volume to customers in the United States and the United Kingdom and shortages of materials resulting from the refusal of several of our suppliers to ship us on credit due to our financial condition.

      OSS sales for the six months ended June 30, 2003 were $1,590,000 compared to $4,236,000 in the same period of 2002, a decrease of $2,646,000 (62%). OSS sales for the three months ended June 30, 2003 were $677,000 compared to $2,191,000 in the same period of 2002, a decrease of $1,514,000 (69%). The decrease in sales for the six and three months resulted from the inability to secure new orders attributable to the slowdown in the telecommunications market and the effects of our financial condition, and from lower levels of contract completion compared to the similar period of the prior year reflecting a lower backlog at December 31, 2002 from the prior year.

      Signal sales for the six months ended June 30, 2003 were $2,071,000 compared to $2,412,000 in the same period of 2002, a decrease of $341,000 (14%). Sales for the three months ended June 30, 2003 compared to 2002, decreased $330,000 (25%) from $1,336,000 to $1,006,000. The decrease in sales for the six and three months was primarily due to a sluggish new order rate and shortages of materials resulting from the refusal of several of our suppliers to ship us on credit due to our financial condition.

      Gross margin for the six months ended June 30, 2003 was 25% compared to 27% for the six months ended June 30, 2002. Gross margin for the quarter ended June 30, 2003 was 27% compared to 33% for the quarter ended June 30, 2002. The decline in the gross margin reflects our inability to absorb fixed overhead expenses on our reduced sales base for both the six and three months periods. Although we have implemented cost reductions, we are unable to effect further reductions in our fixed overhead without compromising our ability to fill orders.

      Selling, general and administrative expenses decreased by $487,000 (13%) from $3,628,000 to $3,141,000 for the six months ended June 30, 2003 compared to 2002. For the quarter ended June 30, 2003 selling general and administrative expenses decreased by $175,000 (10%) from 2002. This decrease relates primarily to our ongoing efforts to reduce salaries, benefits and consulting services, and reduced commissions levels reflecting our current level of business.

      Research and development expenses decreased by $371,000 (27%) and by $183,000 (29%) for the six and three months ended June 30, 2003 from the comparable periods in 2002. These decreases resulted from our efforts to reduce expenses primarily related to the OSS business. Our failure to fund research and development could adversely affect our capability to offer products based on developing technologies, which could affect both our efforts to sell product in future years and our attractiveness to potential buyers.

      At June 30, 2002, we determined that goodwill related to our Signal division was impaired based upon attaining a fair market value estimate during discussions with respect to the proposed sale of the Signal division. Based on those discussions, we estimated that the impairment loss was approximately $800,000. This amount was charged to operations in the quarter ended June 30, 2002 reducing the carrying value of the goodwill to $2,961,000. Furthermore, we cannot give assurance that further write-downs will not be necessary. The goodwill for our Line and OSS divisions had previously been written off.

      As a result of the above, for the six months ended June 30, 2003, we had an operating loss of $2,097,000 versus an operating loss of $2,820,000 for the comparable period of 2002. We had an operating loss of $963,000 for the quarter ended June 30, 2003 as compared to an operating loss of $1,071,000 for the quarter ended June 30, 2002.

      Interest expense for the six months ended June 30, 2003 compared to June 30, 2002 decreased by $552,000 (47%) from $1,178,000 in 2002 to $627,000 in
2003. Interest expense for the three-month period ending June 30, 2003 compared to the same three months of 2002, increased by $16,000 (5%) from $304,000 in 2002 to $320,000 in 2003. This decrease is attributable to our amended agreement with our senior lender, which provides that the old term loan, in the principal amount of approximately $23,000,000, bears no interest commencing March 1, 2002 until such time as the lender, in its sole discretion, resumes interest charges. The senior lender has not resumed interest charges.

      The tax benefit for the three and six months ended June 30, 2003 resulted from the settlement of an outstanding tax obligation of $274,000 of one of our subsidiaries for $30,000.

      As a result of the foregoing, we incurred a net loss of $2,467,000, $0.25 per share (basic and diluted), for the six months ended June 30, 2003, compared with a net loss of $3,524,000, $0.35 per share (basic and diluted), for the six months ended June 30, 2002. The net loss for the three months ended June 30, 2003 was $1,041,000, $0.10 per share (basic and diluted), compared with a net loss for the three months ended June 30, 2002 of $887,000, $0.09 per share (basic and diluted).

Liquidity and Capital Resources

      At June 30, 2003, we had cash and cash equivalents of $337,000 compared with $779,000 at December 31, 2002. Our working capital deficit at June 30, 2003 was $36,033,000 compared to a working capital deficit of $34,199,000 at December 31, 2002. Our outstanding senior and subordinated debt with the reduced level of cash on hand and inventory, and the increased level of accounts payable, resulted in the increase in the working capital deficiency. During the six months of 2003, the net cash used by us in operations was $459,000 and we are continuing to operate with a negative cash flow from operations.

      As of June 30, 2003, our debt includes $25,222,000 of senior debt which matures on August 29, 2003, $6,144,000 of subordinated debt that became due on July 3, 2001, and $385,000 of 6% debentures which became due on July 2, 2002. The maturity date of the senior debt reflects an extension of the maturity of our senior debt to August 29, 2003. Interest on the subordinated notes was approximately $2,743,000, which represents interest from July 2000 through June 30, 2003, and interest on the 6% debentures was $58,000. We do not have sufficient resources to pay either the senior lender or the subordinated lenders, we are unable to generate such cash from our operations, and our senior lender is not making any further advances to us and has precluded us from making any payments on the subordinated debt. We also do not have any prospects of obtaining an alternate senior lender to replace our present lender.

      Our financial condition and stock price effectively preclude us from raising funds through the issuance of debt or equity securities, we have no other source of funds other than operations, and our operations are generating a negative cash flow. We have in the past sought to raise funds through the sale of one or more of our divisions, but our efforts to date have been unsuccessful. Even if we were able to sell all of our divisions, it is unlikely that we would generate sufficient cash to pay our senior lender in full.

      If the senior lender does not extend the maturity date of our obligations, which mature on August 29, 2003, and demands payment of all or a significant portion of our obligations to the senior lender, we will not be able to continue in business and we may seek protection under the Bankruptcy Code. We cannot assure you that our senior lender will not demand payment of all or a significant portion of our obligations. Furthermore, even if our senior lender grants us additional extensions, it may nonetheless be necessary for us to seek protection under the Bankruptcy Code.

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

      o we are having and we may continue to have difficulty in obtaining new business from either existing customers or new customers; and

      o a number of our suppliers have refused to ship to us until we pay all or a portion of the outstanding balance due to them, and other suppliers ship to us only on a prepaid or COD basis: and

      o a number of creditors have engaged attorneys or collection agencies, or commenced legal actions against us.

      We  are  seeking  to  address  our  need  for   liquidity   by   exploring
alternatives, including the possible sale of one or more of our divisions. We are currently engaged in negotiations with respect to the sale of overseas assets of one of our divisions. If we complete the sale, we anticipate that a substantial portion of the net proceeds will be paid to our senior lender and we will not receive any significant amount of working capital from such sale. Even if the sale is completed, we may still be unable to operate profitably and it may be necessary for us to seek protection under the Bankruptcy Code.

Forward Looking Statements

      Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state the Company's intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors," in our Form 10-K for the year ended December 31, 2002 and those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

      Although we conduct operations outside of the United States, most of our contracts and sales are dollar denominated. A portion of the revenue from our United Kingdom operations and the majority of our United Kingdom expenses are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. For the six months ended June 30, 2003 and 2002, the currency translation adjustment was not significant in relation to our total revenue.

Item 4. Controls and Procedures

      Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the date of this report, and based on their evaluations, they believe that our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

      See Note 3 of Notes to Unaudited Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information concerning defaults on our subordinated debt.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits
            31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
            31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
            32.1 Certificate of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
            32.2 Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K
            On May 15, 2003, the Company reported its results of operations for the quarter ended March 31, 2003 under Item 9.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PORTA SYSTEMS CORP.

         Dated August 13, 2003                   By /s/William V. Carney
                                                    ----------------------------
                                                     William V. Carney
                                                     Chairman of the Board
                                                     and Chief Executive Officer

         Dated August 13, 2003                   By /s/Edward B. Kornfeld
                                                    ----------------------------
                                                    Edward B. Kornfeld
                                                    Senior Vice President
                                                    and Chief Financial Officer