Form 10-Q
period 2003-09-30
PORTA SYSTEMS CORP
filed 2003-11-14
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

     Common stock (par value $0.01) 9,972,284 shares as of November 7, 2003

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                    September 30,   December 31,
                                                                                      2003            2002
                                                                                   -------------    ------------
                  Assets                                                            (Unaudited)
                  ------
Current assets:
     Cash and cash equivalents                                                       $     184      $     779
     Accounts receivable - trade, less allowance for doubtful accounts                   4,568          4,654
     Inventories                                                                         2,707          3,363
     Prepaid expenses and other current assets                                             433            329
                                                                                     ---------      ---------
                  Total current assets                                                   7,892          9,125

      Property, plant and equipment, net                                                 1,530          1,802
      Goodwill, net                                                                      2,961          2,961
      Other assets                                                                         103            340
                                                                                     ---------      ---------
                  Total assets                                                       $  12,486      $  14,228
                                                                                     =========      =========

             Liabilities and Stockholders' Deficit
             -------------------------------------

Current liabilities:
      Senior debt                                                                    $  25,303      $  25,070
      Subordinated notes                                                                 6,144          6,144
      6% convertible subordinated debentures                                               385            385
      Accounts payable                                                                   5,773          5,241
      Accrued expenses                                                                   2,546          2,640
      Accrued interest payable                                                           3,332          2,639
      Accrued commissions                                                                  414            566
      Accrued deferred compensation                                                         72            329
      Income taxes payable                                                                  18            302
      Short-term loan                                                                        5              8
                                                                                     ---------      ---------
                  Total current liabilities                                             43,992         43,324
                                                                                     ---------      ---------

Deferred compensation                                                                    1,124            839
                                                                                     ---------      ---------
                  Total long-term liabilities                                            1,124            839
                                                                                     ---------      ---------

                  Total liabilities                                                     45,116         44,163
                                                                                     ---------      ---------

Stockholders' deficit:

      Preferred stock, no par value; authorized 1,000,000 shares, none issued             --             --
      Common stock, par value $.01; authorized 20,000,000 shares, issued
      10,003,224 and 10,003,224 shares at September 30, 2003 and December 31, 2002         100            100
       Additional paid-in capital                                                       76,059         76,059
       Accumulated deficit                                                            (102,704)      (100,023)
       Accumulated other comprehensive loss:
               Foreign currency translation adjustment                                  (4,147)        (4,133)
                                                                                     ---------      ---------
                                                                                       (30,692)       (27,997)
        Treasury stock, at cost                                                         (1,938)        (1,938)
                                                                                     ---------      ---------
                  Total stockholders' deficit                                          (32,630)       (29,935)
                                                                                     ---------      ---------
                  Total liabilities and stockholders' deficit                        $  12,486      $  14,228
                                                                                     =========      =========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                         Nine Months Ended
                                                   September 30,   September 30,
                                                       2003           2002
                                                   -------------   -------------

Sales                                                $ 14,125       $ 16,329
Cost of sales                                          10,006         11,308
                                                     --------       --------
     Gross profit                                       4,119          5,021
                                                     --------       --------

Selling, general and administrative expenses            4,559          5,448
Research and development expenses                       1,553          1,998
Impairment loss                                            --            800
                                                     --------       --------
         Total expenses                                 6,112          8,246
                                                     --------       --------

         Operating loss                                (1,993)        (3,225)

Interest expense                                         (940)        (1,488)
Interest income                                             1              5
Gain on sale of investment in joint venture                --            450
Other income (expense), net                               (26)            60
                                                     --------       --------

         Loss before income taxes                      (2,958)        (4,198)

Income tax (expense) benefit                              277            (23)
                                                     --------       --------

Net loss                                             $ (2,681)      $ (4,221)
                                                     ========       ========

Other comprehensive loss:
         Foreign currency translation adjustments         (14)           (32)
                                                     --------       --------

Comprehensive loss                                   $ (2,695)      $ (4,253)
                                                     ========       ========

Per share data:

Basic per share amounts:

         Net loss per share of common stock          $  (0.27)      $  (0.42)
                                                     ========       ========

         Weighted average shares outstanding            9,972          9,961
                                                     ========       ========

Diluted per share amounts:

         Net loss per share of common stock          $  (0.27)      $  (0.42)
                                                     ========       ========

         Weighted average shares outstanding            9,972          9,961
                                                     ========       ========

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
     Unaudited Consolidated Statements of Operations and Comprehensive Loss
                      (In thousands, except per share data)

                                                         Three Months Ended
                                                    September 30,  September 30,
                                                        2003         2002
                                                    -------------  -------------

Sales                                                 $ 5,787      $ 5,093
Cost of sales                                           3,728        3,068
                                                      -------      -------
     Gross profit                                       2,059        2,025
                                                      -------      -------

Selling, general and administrative expenses            1,435        1,818
Research and development expenses                         520          611
                                                      -------      -------
         Total expenses                                 1,955        2,429
                                                      -------      -------

         Operating income (loss)                          104         (404)

Interest expense                                         (313)        (310)
Interest income                                            --            1
Other income (expense), net                                --           30
                                                      -------      -------

         Loss before income taxes                        (209)        (683)

Income tax expense                                         (5)         (13)
                                                      -------      -------

         Net loss                                     $  (214)     $  (696)
                                                      =======      =======

Other comprehensive loss:
         Foreign currency translation adjustments          36          (27)
                                                      -------      -------

Comprehensive loss                                    $  (178)     $  (723)
                                                      =======      =======

Per share data:
Basic per share amounts:

         Net loss per share of common stock           $ (0.02)     $ (0.07)
                                                      =======      =======

         Weighted average shares outstanding            9,972        9,972
                                                      =======      =======

Diluted per share amounts:

         Net loss per share of common stock           $ (0.02)     $ (0.07)
                                                      =======      =======

         Weighted average shares outstanding            9,972        9,972
                                                      =======      =======

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                          Nine Months Ended
                                                                    September 30,  September 30,
                                                                        2003          2002
                                                                    -------------  -----------
Cash flows from operating activities:
     Net loss                                                         $(2,681)       $(4,221)
     Adjustments to reconcile net loss to net cash
          used in operating activities:
         Depreciation and amortization                                    402            498
         Amortization of debt discounts                                    --              3
         Impairment loss                                                   --            800
         Gain on sale of investment in joint venture                       --           (450)
         Changes in operating assets and liabilities:
         Accounts receivable                                               86         (1,712)
         Inventories                                                      656          1,777
         Prepaid expenses                                                (104)           207
         Other assets                                                     237           (304)
         Accounts payable, accrued expenses and other liabilities         735            316
                                                                      -------        -------
              Net cash used in operating activities                      (669)        (3,086)
                                                                      -------        -------

Cash flows from investing activities:
         Capital expenditures, net                                        (77)           (50)
                                                                      -------        -------
              Net cash used in investing activities                       (77)           (50)
                                                                      -------        -------

Cash flows from financing activities:
         Proceeds from senior debt                                        233          2,901
         Proceeds from exercised options and warrants                      --              4
         Repayments of short term loans                                    (3)            (2)
                                                                      -------        -------
              Net cash provided by financing activities                   230          2,903
                                                                      -------        -------

     Effect of exchange rate changes on cash                              (79)           (80)
                                                                      -------        -------

     Decrease in cash and cash equivalents                               (595)          (313)

     Cash and equivalents - beginning of the year                         779          1,204
                                                                      -------        -------

     Cash and equivalents - end of the period                         $   184        $   891
                                                                      =======        =======

     Supplemental cash flow disclosure:

         Cash paid for interest expense                               $     4        $     9
                                                                      =======        =======

         Cash paid for income taxes                                   $     8        $    15
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

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2002. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described in these financial statements. The audit opinion included in the December 31, 2002 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. Results for the third quarter or the first nine months of 2003 are not necessarily indicative of results for the year. See Note 3.

Note 2: Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows:

                                   September 30, 2003      December 31, 2002
                                   ------------------      -----------------
                                                 (in thousands)
      Parts and components         $        1,224          $           1,767
      Work-in-process                         541                        208
      Finished goods                          942                      1,388
                                   --------------          -----------------
                                   $        2,707          $           3,363
                                   ==============          =================

Note 3: Senior and Subordinated Debt

      On September 30, 2003, the Company's debt to its senior lender was $25,303,000. Under a prior amendment, the loan became due and payable on December 31, 2002. On November 13, 2003, the senior lender granted an extension to January 15, 2004. As a result, the entire balance of the Company's obligations to its senior lender becomes due and payable on that date. The Company does not have the ability to pay the senior debt or the subordinated debt described in the following paragraph. If the maturity of the senior debt is not extended beyond January 15, 2004, and if the senior lender demands payment of all or a significant portion of the loan when due, the Company will not be able to continue in business and may seek protection under the Bankruptcy Code.

      Our senior lender has not required us to pay interest on approximately $23,000,000 of senior debt since March 1, 2002. Accordingly, the financial statements do not reflect any interest charges on that amount which would have been payable but for the senior lender's waiver of interest.

      As of September 30, 2003, the Company's short-term debt also included $6,144,000 of subordinated debt that became due on July 3, 2001 and $385,000 of 6% debentures which became due on July 2, 2002.

Accrued interest on the subordinated notes was approximately $2,974,000, which represents interest from July 2000 through September 30, 2003, and accrued interest on the 6% debentures was $58,000. The Company's senior lender has precluded it from paying any principal or interest on the subordinated debt.

Note 4: Accounting for Stock Based Compensation

      The Company applies the intrinsic value method as outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-based Compensation," requires the Company to provide pro forma information regarding net loss and net loss per share of common stock as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. Since there was no stock-based compensation in the nine months ended September 30, 2003 and 2002, pro forma loss is the same as the reported net loss.

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

                                   Nine Months Ended                          Three Months Ended
                        September 30, 2003   September 30, 2002    September  30, 2003   September 30, 2002
                        ------------------   ------------------    -------------------   ------------------
Sales:
     Line                  $  7,944,000        $  7,126,000           $  3,712,000          $  2,894,000
     OSS                      2,450,000           5,240,000                860,000             1,004,000
     Signal                   3,023,000           3,368,000                952,000               956,000
                           ------------        ------------           ------------          ------------
                           $ 13,417,000        $ 15,734,000           $  5,524,000          $  4,854,000
                           ============        ============           ============          ============

Segment profit (loss):
     Line                  $    806,000        $   (524,000)          $    821,000          $    213,000
     OSS                     (1,648,000)             (7,000)              (315,000)               11,000
     Signal                     814,000            (122,000)               255,000               234,000
                           ------------        ------------           ------------          ------------
                           $    (28,000)       $   (653,000)          $    761,000          $    458,000
                           ============        ============           ============          ============

The following table reconciles segment totals to consolidated totals:

                                               Nine Months Ended                       Three Months Ended
                                    September 30, 2003  September 30, 2002  September 30, 2003  September 30, 2002
                                    ------------------  ------------------  ------------------  ------------------

Sales:
   Total revenue for reportable
       segments                        $ 13,417,000        $ 15,734,000        $  5,524,000        $  4,854,000
Other revenue                               708,000             595,000             263,000             239,000
                                       ------------        ------------        ------------        ------------
Consolidated total revenue             $ 14,125,000        $ 16,329,000        $  5,787,000        $  5,093,000
                                       ============        ============        ============        ============

Operating loss:
    Total segment profit (loss)
           for reportable segments     $    (28,000)       $   (653,000)       $    761,000        $    458,000
       Corporate and unallocated         (1,965,000)         (2,572,000)           (657,000)           (862,000)
                                       ------------        ------------        ------------        ------------
   Consolidated total

          Operating income (loss)      $ (1,993,000)       $ (3,225,000)       $    104,000        $   (404,000)
                                       ============        ============        ============        ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      Reference is made to the information provided under "Critical Accounting Policies and Estimates" in our Form 10-K for the year ended December 31, 2002. Although our orders and sales for Line equipment increased in the third quarter of 2003, our business continues to be impaired by our financial position, and we cannot assure you that the increase in orders and sales will continue for any significant period. We are continuing to encounter delays in shipping a portion of backlog in a timely manner, as key suppliers are reluctant to provide us with credit. In addition, there have been periods during the three and nine months ended September 30, 2003 that we did not have the funds either to prepay suppliers or to make purchases on a COD basis. Our business will be impaired if, and to the extent that, we are not able to make purchases necessary to fill our orders. Our senior lender is not providing us with any additional funds, and our obligations to the senior lender, which are described below and in Note 3, become due on January 15, 2004.

      Our senior lender has not required us to pay or accrue interest on approximately $23,000,000 of senior debt since March 1, 2002. Accordingly, the financial statements do not reflect any interest charges on that amount which would have been payable but for the senior lender's waiver of interest.

      We have been seeking to raise funds from the sale of one or more of our divisions, and were engaged in negotiations with respect to the potential sale of certain assets of one of our divisions. In the past, we have engaged in negotiations with respect to sales of our divisions, and none of such negotiations resulted in an agreement. In the event that we are not able to sell any of our divisions, we will evaluate alternatives available to us, which may include the discontinuation of unprofitable operations and it may be necessary for us to seek protection under the Bankruptcy Code.

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                       Nine Months Ended     Three Months Ended
                                         September 30,          September 30,
                                       -----------------     ------------------
                                        2003       2002       2003       2002
                                        ----       ----       ----       ----
Sales                                   100%       100%       100%       100%
Cost of sales                            71%        69%        64%        60%
Gross profit                             29%        31%        36%        40%
Selling, general and administrative
  expenses                               32%        33%        25%        36%
Research and development expenses        11%        12%         9%        12%
Impairment loss                           0%         5%         0%         0%
     Operating Income/(loss)            (14%)      (20%)        2%        (8%)
Interest expense - net                   (7%)       (9%)       (6%)       (6%)
Gain on sale of joint venture             0%         3%         0%         0%
Other                                     2%         0%         0%         0%
Net loss                                (19%)      (26%)       (4%)      (14%)

      The Company's sales by product line for the periods ended September 30, 2003 and 2002 are as follows:

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                        $(000)
                                                2003               2002
                                                ----               ----

Line connection/protection equipment     $ 7,944    56%     $ 7,126    44%
OSS equipment                              2,450    17%       5,240    32%
Signal Processing                          3,023    22%       3,368    20%
Other                                        708     5%         595     4%
                                         -------   ---      -------   ---
                                         $14,125   100%     $16,329   100%
                                         =======   ===      =======   ===

                                            Three Months Ended September 30,
                                            --------------------------------
                                                        $(000)
                                               2003             2002
                                               ----             ----

Line connection/protection equipment     $3,712    64%     $2,894    57%
OSS equipment                               860    15%      1,004    20%
Signal Processing                           952    16%        956    19%
Other                                       263     5%        239     4%
                                         ------   ---      ------   ---
                                         $5,787   100%     $5,093   100%
                                         ======   ===      ======   ===

Results of Operations

      Our sales for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 decreased by $2,204,000 (13%) from $16,329,000 in 2002 to $14,125,000 in 2003. Sales for the quarter ended
September 30, 2003 of $5,787,000 increased by $694,000 (14%) compared to $5,093,000 for the quarter ended September 30, 2002. The decrease in sales for the nine months is primarily attributed to a 53% decline in sales from our OSS business. The increase in sales for the three month period results from a 28% increase in the Line equipment offset by a 14% decline in sales from our OSS business unit and no material change in the Signal revenue.

      Line equipment sales for the nine months ended September 30, were $7,944,000 compared to $7,126,000 in the same period of 2002, an increase of $818,000 (11%). Sales for the three months ended September 30 increased by $818,000 (28%) from $2,894,000 in 2002 to $3,712,000 in 2003. The increase for the three months ended September 30, 2003 reflects significant increased sales primarily to customers in the United Kingdom.

      OSS sales for the nine months  ended  September  30, 2003 were  $2,450,000 compared to $5,240,000 in the same period of 2002, a decrease of $2,790,000 (53%). OSS sales for the three months ended September 30, 2003 were $860,000 compared to $1,004,000 in the same period of 2002, a decrease of $144,000 (14%). The decrease in sales for the nine and three months resulted from our inability to secure new orders attributable to the slowdown in the telecommunications market and the effects of our financial condition, and from lower levels of contract completion compared to the similar period of the prior year.

      Signal sales for the nine months ended September 30, 2003 were $3,023,000 compared to $3,368,000 in the same period of 2002, a decrease of $345,000 (10%). Sales for the three months ended September 30, 2003 compared to 2002, decreased $4,000 from $956,000 to $952,000. These decreases in sales were primarily due to shortages of materials resulting from the refusal of several of our suppliers to ship us on credit due to our financial condition.

      Gross margin for the nine months ended September 30, 2003 was 29% compared to 31% for the nine months ended September 30, 2002. Gross margin for the quarter ended September 30, 2003 was 36% compared to 40% for the quarter ended September 30, 2002. Line equipment margins rose during the quarter and nine months ended September 30, 2003, as compared to 2002, due to increased revenue, as noted above, which enabled us to better absorb manufacturing overhead. These gains were offset by lower margins from the OSS business unit during the three and nine months ended September 30, 2003 as compared to 2002, resulting in part from the underabsorption of fixed expenses of this business unit due to the low revenue levels. The Signal margins also increased, primarily from the better absorption of overhead.

      Selling, general and administrative expenses decreased by $889,000 (16%) from $5,448,000 to $4,559,000 for the nine months ended September 30, 2003 compared to 2002. For the quarter ended September 30, 2003 selling general and administrative expenses decreased by $383,000 (21%) from 2002. This decrease relates primarily to our ongoing efforts to reduce personnel and consulting services, and reduced OSS sales commissions reflecting our current OSS level of business.

      Research and development expenses decreased by $445,000 (22%) and by $91,000 (15%) for the nine and three months ended September 30, 2003 from the comparable periods in 2002. These decreases resulted from our efforts to reduce expenses primarily related to the OSS business. Our failure to fund research and development could adversely affect our capability to offer products based on developing technologies, which could affect both our efforts to sell product in future years and our attractiveness to potential buyers.

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

      As a result of the above, for the nine months ended September 30, 2003 vs. the nine months of 2002 our operating loss decreased from $3,225,000 to $1,993,000 (38%). We recorded an operating income of $104,000 for the quarter ended September 30, 2003 as compared to an operating loss of $404,000 for the quarter ended September 30, 2002, a 126% improvement.

      Interest expense for the nine months ended September 30, 2003 compared to September 30, 2002 decreased by $548,000 (37%) from $1,488,000 in 2002 to
$940,000 in 2003. Interest expense for the three-month period ending September 30, 2003 compared to the same three months of 2002, increased by $3,000 (1%) from $310,000 in 2002 to $313,000 in 2003. This increase is attributable to our amended agreement with our senior lender, which provides that the old term loan, in the principal amount of approximately $23,000,000, bears no interest commencing March 1, 2002 until such time as the lender, in its sole discretion, resumes interest charges. The senior lender has not resumed interest charges.

      The tax benefit for the nine months ended September 30, 2003 resulted principally from the settlement of an outstanding tax obligation of $274,000 of one of our subsidiaries for $30,000.

      As a result of the foregoing, we incurred a net loss of $2,681,000, $0.27 per share (basic and diluted), for the nine months ended September 30, 2003, compared with a net loss of $4,221,000, $0.42 per share (basic and diluted), for the nine months ended September 30, 2002. The net loss for the three months ended September 30, 2003 was $214,000, $0.02 per share (basic and diluted), compared with a net loss for the three months ended September 30, 2002 of $696,000, $0.07 per share (basic and diluted).

Liquidity and Capital Resources

      At September 30, 2003, we had cash and cash equivalents of $184,000 compared with $779,000 at December 31, 2002. Our working capital deficit at September 30, 2003 was $36,100,000 compared to a working capital deficit of $34,199,000 at December 31, 2002. Our outstanding senior and subordinated debt, with the reduced level of cash on hand and inventory, and the increased level of accounts payable, resulted in the increase in the working capital deficiency. During the nine months of 2003, the net cash used by us in operations was $669,000 and we are continuing to operate with a negative cash flow.

      As of September 30, 2003, our debt includes $25,303,000 of senior debt which matures on January 15, 2004, $6,144,000 of subordinated debt that became due on July 3, 2001, and $385,000 of 6% debentures, which became due on July 2, 2002. The maturity date of the senior debt reflects an extension of the maturity of our senior debt. On August 29, 2003, the senior lender granted an extension to November 15, 2003, and on November 13, 2003, the senior lender granted a further extension to January 15, 2004. Interest on the subordinated notes was approximately $2,974,000, which represents interest from July 2000 through September 30, 2003, and interest on the 6% debentures was $58,000. We do not have sufficient resources to pay either the senior lender or the subordinated lenders, we are unable to generate such cash from our operations, and our senior lender is not making any further advances to us and has precluded us from making any payments on the subordinated debt. We also do not have any prospects of obtaining an alternate senior lender to replace our present lender.

      Our financial condition and stock price effectively preclude us from raising funds through the issuance of debt or equity securities, we have no other source of funds other than operations, and we are generating a negative cash flow. We have in the past sought to raise funds through the sale of one or more of our divisions, but our efforts to date have been unsuccessful. Even if we were able to sell all of our divisions, it is unlikely that we would generate sufficient cash to pay our senior lender in full.

      If the senior lender does not extend the maturity date of our obligations beyond January 15, 2004 and demands payment of all or a significant portion of our obligations to the senior lender, we will not be able to continue in business and we may seek protection under the Bankruptcy Code. We cannot assure you that our senior lender will not demand payment of all or a significant portion of our obligations. Furthermore, even if our senior lender grants us additional extensions, it may nonetheless be necessary for us to seek protection under the Bankruptcy Code.

      As a result of our continuing financial difficulties:

      o we are having and we may continue to have difficulty performing our obligations under our OSS contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance;

      o we are continuing to have difficulty in obtaining new business from either existing customers or new customers, although, as noted above, our orders and sales for Line products increased during the three months ended September 30, 2003; and

      o a number of creditors have engaged attorneys or collection agencies, or commenced legal actions against us.

      We are seeking to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. Even if a sale is completed, we may still be unable to operate profitably and it may be necessary for us to seek protection under the Bankruptcy Code.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

      Although we conduct operations outside of the United States, most of our contracts and sales are dollar denominated. A portion of the revenue from our United Kingdom operations and the majority of our United Kingdom expenses are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. For the nine months ended September 30, 2003 and 2002, the currency translation adjustment was not significant in relation to our total revenue.

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

      (b)   Reports on Form 8-K
            On August 14, 2003, the Company reported its results of operations for the quarter ended June 30, 2003 under Item 9.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  PORTA SYSTEMS CORP.

      Dated November 14, 2003                     By /s/William V. Carney
                                                     ---------------------------
                                                     William V. Carney
                                                     Chairman of the Board
                                                     and Chief Executive Officer

      Dated November 14, 2003                     By /s/Edward B. Kornfeld
                                                     ---------------------------
                                                     Edward B. Kornfeld
                                                     Senior Vice President
                                                     and Chief Financial Officer