Form 10-K
period 2003-12-31
PORTA SYSTEMS CORP
filed 2004-03-29
CIK 79564

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

      [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 2003
                                             -----------------

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from _______to_______

                          Commission file number 1-8191

                               PORTA SYSTEMS CORP.
             (Exact name of registrant as specified in its charter)

Delaware                                                   11-2203988
--------                                                   ----------
(State or other jurisdiction                               (IRS Employer
of incorporation or organization)                          Identification No.)

6851 Jericho Turnpike, Syosset, New York                   11791
---------------------------------------                    -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (516) 364-9300
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

      State aggregate market value of the voting stock held by non-affiliates of the registrant: $199,446 as of June 30, 2003.

      Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 9,972,284 shares of Common Stock, par value $.01 per share, as of March 23, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                     Part I

Item 1.  Business

      Porta Systems Corp. develops, designs, manufactures and markets a range of standard and proprietary telecommunications equipment and integrated software applications for sale domestically and internationally. Our core products, focused on ensuring communications for service providers worldwide, fall into three categories:

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

      Computer-based operation support systems. Our operations support systems, which we call our OSS systems, focus on the access loop and are components of telephone companies' service assurance and service delivery initiatives. The systems primarily focus on trouble management, line testing, network provisioning, inventory and assignment, and automatic activation, and most currently single ended line qualification for the delivery of xDSL high bandwidth services. In past years, we marketed these systems principally to foreign telephone operating companies in established and developing countries primarily in Asia, South and Central America and Europe. We are in the process of scaling back our OSS operations and limit our activity in this segment to performing maintenance for existing systems and seeking new business in selected markets.

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

Risk Factors

      We require substantial financing to meet our working capital requirements and we have no access to such financing. We had a working capital deficit at December 31, 2003 of $36,825,000. As of December 31, 2003, our current liabilities included $25,387,000 due to our senior lender. We do not have sufficient resources to pay the senior lender or to pay principal and interest of $9,349,000 due at December 31, 2003 on the outstanding subordinated notes that became due on July 3, 2001, and we do not expect to generate the necessary cash from our operations to enable us to make those payments and we have no other source of outside financing. Because our senior lender is no longer advancing funds to us, at present our only source of funds is from operations. To the extent that either our operations do not generate sufficient funds to cover our expenses or our lenders demand payment which we are unable to make, it may be necessary for us to seek reorganization or liquidation under the Bankruptcy Code. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

      We are incurring losses from our operations, and our losses are continuing. We incurred a net loss of $3,357,000, or $0.34 per share (basic and diluted), on sales of $19,590,000 for 2003, following a loss of $4,114,000, or $.41 per share (basic and diluted) for 2002. In each of these years, our sales declined from the level of the previous year, reflecting both a general decline in sales in the telecommunication industry and our clients' concerns about our financial condition. Our losses are continuing and we expect that our losses will continue unless we are able both to significantly increase our revenue and reduce our expenses. We cannot give assurance that we will be able to operate profitably in the future, and if we are unable to operate profitably, we may be unable to continue in business.

      Because of our decreasing sales, we may not be able to continue in business. Our sales declined significantly (24%) from 2001 to 2002 and again from 2002 to 2003 by 9%. Unless we are able to stop the downward trend in sales and generate a significant increase in sales, we will not be able to sustain our operations since it is unlikely that we will be able to make sufficient reductions in our overhead to compensate for the decline in sales and gross profit. We cannot assure you that we will be able to increase our sales significantly, if at all. As a result of the deterioration of our operating revenue we are evaluating various options, including the sale of one or more of our divisions as well as a reorganization or liquidation under the Bankruptcy Code.

      Our independent auditors have included an explanatory paragraph relating to our ability to continue as a going concern in their report on our financial statements. Because of our substantial losses in 2003, 2002 and 2001, our stockholders' deficit of $33,238,000 at December 31, 2003, and our working capital deficit of $36,825,000 as of December 31, 2003, our auditors included in their report an explanatory paragraph about our ability to continue as a going concern.

      We are a defendant in material arbitration proceedings which, if adversely determined, would impair our ability to continue in business. A vendor has commenced an arbitration proceeding against us seeking $3 million for breach of contract. If the claimant obtains a significant judgment against us and the claimant seeks to enforce the judgment, it may be necessary for us, or our senior lender may require us, to seek protection under the Bankruptcy Code.

      Because of our financial position, we are subject to claims by creditors resulting from our failure to make timely payment. A number of creditors have threatened but not commenced actions against us for goods and services provided by the creditors. If one or more of these creditors obtain significant judgments against us and seeks to enforce the judgments, our ability to continue in business would be impaired and it may be necessary for us, or our senior lender may require us, to seek protection under the Bankruptcy Code.

      If  our  scaled  back  OSS  operations  cannot  generate  profits,  we may discontinue these operations. We have scaled back our OSS operations significantly, and we now only perform maintenance services for existing customers and market our products in a few selected markets. We may not be able to generate any significant revenue in these markets, and if we are not able to generate profits from these operations, we may discontinue our OSS operations.

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

      We are heavily dependent on foreign sales. Approximately 56% of our sales in 2003 and 54% of our sales in 2002 and 2001, were made to foreign telephone operating companies. In selling to customers in foreign countries, we are exposed to inherent risks not normally present in the case of our sales to United States customers, including extended delays in both completing the installation and receiving the final payment from our customers for our Operational Support Systems contracts, as well as further risks relating to political and economic changes, including the decline in the value of the dollar against other major currencies. Furthermore, our financial condition has impaired our ability to generate new business in the international market as potential customers express concern about our ability to perform.

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

      We experience difficulties with Operations Support Systems contracts. We experience delays in both purchaser acceptance of the Operations Support Systems and receipt of final contract payments in connection with a number of foreign sales. In addition, we have no steady or predictable flow of orders for Operations Support Systems and the negotiation of a contract for an operations support system is an individualized and highly technical process. The installation, testing and purchaser acceptance phases of these contracts may last longer than contemplated by the contracts and, accordingly, amounts due under the contracts may not be collected for extended periods. Furthermore, our Operation Support Systems contracts typically contain performance guarantees by us and clauses imposing penalties if we do not meet "in-service" dates. As a result, it is possible that we may lose money on Operations Support Systems contracts.

      Because of our small size and our financial problems, we may have difficulty competing for business. We compete directly with a number of large and small domestic and foreign telephone equipment manufacturers, with Lucent Technologies, Inc. continuing to be our principal United States competitor. Our competitors are using our financial difficulties in successfully competing against us. We anticipate that our loss for 2003, our working capital deficiency and absence of financing may continue to place us in a competitive disadvantage.

      We require access to current technological developments. We rely primarily on the performance and design characteristics of our products in marketing our products, which requires access to state-of-the art technology in order to be competitive. Our business could be adversely affected if we cannot obtain licenses for such updated technology or self develop state-of-the-art technology. Because of our financial problems, we are not able to devote any significant effort to research and development, which could increase our difficulties in making sales of our products.

      We rely on certain key employees. We may be dependent upon the continued employment of certain key employees, including our senior executive officers and our technical personnel. Our failure to retain such employees may have a material adverse effect upon our business. Because of our financial problems, we have experienced key personnel losses. To the extent that these losses continue or are accelerated, we may be unable to provide our customers with necessary service, which could result in the failure to generate new business.

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

      We do not pay dividends on common stock. We presently intend to invest our earnings, if any, into our operations and the reduction of debt.

Products

      Telecommunications Connection Equipment. Our copper connection/protection equipment and systems are used by domestic and international telephone operating companies, by owners of private telecommunications equipment and by manufacturers and suppliers of telephone central office and customer premises equipment. Products of the types comprising our telecommunications connection equipment are included as integral parts of all domestic and foreign telephone and telecommunications systems

      Our connection equipment consists of connector blocks and protection modules used by telephone companies to interconnect copper-based subscriber lines to switching equipment lines. The protector modules protect central office personnel and equipment from electrical surges. The need for protection products has increased as a result of the worldwide move to digital technology, which is extremely sensitive to damage by electrical overloads, and because private owners of telecommunications equipment now have the responsibility to protect their equipment from damage caused by electrical surges. Line connecting/protecting equipment usually incorporates protector modules to safeguard equipment and personnel from injury due to power surges. Currently, these products include a variety of connector blocks, protector modules and frames used in telephone central switching offices, PBX installations, multiple user facilities and customer premise applications.

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

      Our copper connection/protection products are used by many of the Regional Bell Operating Companies as well as by independent telephone operating companies in the United States and owners of private telecommunications equipment. These products are also purchased by other companies for inclusion within their systems. In addition, our telecommunications connection products have been sold to telephone operating companies in various foreign countries. This equipment is compatible with existing telephone systems both within and outside the United States and can generally be used without modification, although we do custom-design modifications to accommodate the specific needs of our customers.

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

      Operations Support Systems. We have sold our OSS systems primarily to telephone operating companies in established and developing countries in Asia, South and Central America and Europe. As a result of our scaling down of our OSS operations, we are now only marketing OSS systems in limited areas, and performing maintenance service on existing installations.

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

      A major component of the testing system is the "test head," which provides the access to, and tests the required telephone line. We have continually developed our test head capability to meet the changing requirements of the customer loop, and have recently introduced our latest advanced technology platform (sixth generation) product, the MKIII. An enhanced version of the MKIII, the Sherlock, provides the capability to determine whether customer lines are xDSL capable, enabling telephone companies to expeditiously characterize their outside plant, and optimize their responsiveness to market conditions.

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

      The table below shows, for the last three fiscal years, the contribution made to our sales by each of our major categories of the telecommunications industry:

                            Sales by Product Category
                            Years Ended December 31,

                            2003                  2002                 2001
                    ------------------    -----------------    -----------------
                                      (Dollars in thousands)
Line Connecting
/Protecting
Equipment           $11,334        58%     9,598        45%    12,756        46%

Signal Processing     4,253        21%     4,523        21%     5,737        20%

OSS Systems           3,249        17%     6,414        30%     8,874        32%

Other                   754         4%       882         4%       695         2%
                    -------   --------   -------   --------   -------   --------

Total               $19,590       100%   $21,417       100%   $28,062       100%
                    =======   ========   =======   ========   =======   ========

Markets

      As a telephone company expands the number of its subscriber lines, it may require additional connection equipment to interconnect and protect those lines in its central offices. We provide a line of copper connection equipment for this purpose. Recent trends towards the transmission of high frequency signals on copper lines are sustaining this market. Less developed countries, such as those with emerging telecommunications networks or those upgrading to digital switching systems, provide a growing market for copper connection and protection equipment.

      The increased sensitivity of the newer digital switches to small amounts of voltage requires the telephone company which is upgrading its systems to digital switching systems to also upgrade its central office connection/protection systems in order to meet these more stringent protection requirements. We supply central office connection/protection systems to meet these needs.

      During 2003, approximately 58% of our sales were made to customers in this category.

      Our line of signal processing products is supplied to customers in the military and aerospace industry as well as manufacturers of medical equipment and video systems. The primary communication standard in new military and aerospace systems is the MIL-STD-1553 Command Response Data Bus, an application which requires an extremely high level of reliability and performance. Our wideband transformers are required for ground noise elimination in video imaging systems and are used in the television and broadcast, medical imaging and industrial process control industries. If not eliminated, ground noise caused by poor electrical system wiring or power supplies, results in significant deterioration in system performance, including poor picture quality and process failures in instrumentation. The wideband transformers provide a cost-effective and quick solution to the problem without the need of redesign of the rest of the system. Products are designed to satisfy the specific requirements of each military or aerospace customer.

      During 2003, signal processing equipment accounted for approximately 21% of our sales.

      We supply equipment and systems to telephone companies which provide improved services to ensure communication to their customers. In addition, we provide businesses with systems which improve their internal telecommunication systems.

      Telephone networks in certain regions of the world, notably Latin America, Eastern Europe and certain areas in the Asia/Pacific region, were designed to carry voice traffic and are not well suited for high-speed data transmissions or for other forms of telecommunications that operate more effectively with digital telecommunications equipment and lines. The telephone networks in these countries are also characterized by a very low ratio of telephone lines to population. Countries with emerging telecommunications networks have to rapidly add access lines in order to increase the availability of telephone service and to significantly upgrade the quality of the lines already in service.

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

      During 2003, approximately 17% of our sales consisted of OSS products and services. As a result of the scaling down of our OSS operations, we anticipate that OSS sales will represent a declining percentage of total sales.

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

      In the United States and throughout the world, we use independent distributors in the marketing of all copper based products to the Regional Bell Operating Companies and the customer premises equipment market. All distributors marketing copper-based products also market directly competing products. In addition, we continue to promote the direct marketing relationships we developed in the past with telephone operating companies.

      British Telecommunications purchased line connecting/protecting products amounting to $867,000 (4% of sales) in 2003, $689,000 (3% of sales) in 2002, and
$3,339,000 (12% of sales) in 2001. During these years, we also sold our products to unaffiliated suppliers for resale to British Telecommunications. We have a cross-licensing agreement with British Telecommunications which, in effect, enables British Telecommunications to use certain of our proprietary information to modify or enhance products provided to British Telecommunications and permits British Telecommunications to manufacture or engage others to manufacture those products.

      Our signal processing products are sold primarily to US military and aerospace prime contractors, and domestic original equipment manufacturers and end users.

      The following table sets forth for the last three fiscal years our sales to customers by geographic region:

                   Sales to Customers By Geographic Region (1)

                             Year Ended December 31,

                            2003                  2002                 2001
                    ------------------    -----------------    -----------------
                                      (Dollars in thousands)

North America       $ 9,647        49%   $10,442        49%   $13,356        48%

United Kingdom        7,523        38%     6,388        30%     8,060        29%

Asia/Pacific            954         6%     2,729        13%     4,597        16%

Other Europe          1,228         6%     1,600         7%     1,761         6%

Latin America           238         1%       258         1%       288         1%
                    -------   --------   -------   --------   -------   --------


Total Sales         $19,590       100%   $21,417       100%   $28,062       100%
                    =======   ========   =======   ========   =======   ========

(1) For information regarding the amount of sales, operating profit or loss and identifiable assets attributable to each of our divisions and geographic areas, see Note 21 of Notes to the Consolidated Financial Statements.

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

Significant Customers

      Our five largest customers accounted for sales of $8,507,000, or approximately 43% of sales, for 2003; $9,784,000, or approximately 46% of sales, for 2002; and $13,444,000, or approximately 48% of sales, for 2001. Fujitsu Telecommunications Europe LTD. was our largest customer for 2003, accounting for sales of $3,150,000, or approximately 16%. Philippine Long Distance Telephone was our largest customer for 2002 and 2001, accounting for sales of $2,725,000, or approximately 13%, for 2002 and $3,485,000, or approximately 12%, for 2001. A significant amount of sales of our products for use by British
Telecommunications were sold to Fujitsu as purchasing agent for British Telecommunications. As a result, most of the sales to Fujitsu Telecommunications were for use by British Telecommunications. Direct sales to British Telecommunications were $1,480,000, or 8% of sales, for 2003; $2,306,000, or 11% of sales, for 2002; and $3,339,000, or 12% of sales, for 2001. No other customers account for 10% or more of our sales in 2003, 2002 or 2001.

      The former Bell operating companies continue to be the ultimate purchasers of a significant portion of our products sold in the United States, while sales to foreign telephone operating companies constitute the major portion of our foreign sales. Our contracts with these customers require no minimum purchases by such customers. Significant customers for the signal processing products include major U.S. aerospace companies, the Department of Defense and original equipment manufacturers in the medical imaging and process control equipment industries. We sell both catalog and custom designed products to these customers. Some contracts are multi-year procurements.

Backlog

      At December 31, 2003, our backlog was approximately $6,000,000 compared with approximately $4,400,000 at December 31, 2002. The increase is from the increased requirement of British Telecommunications. Of the December 31, 2003 backlog, approximately $4,300,000 represented orders from foreign telephone operating companies. We expect to ship substantially all of our December 31, 2003 backlog during 2004.

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

      Currently, Lucent and a number of companies with greater financial resources than us produce, or have the design and manufacturing capabilities to produce, products competitive with our products. In meeting this competition, we rely primarily on the engineered performance and design characteristics of our products to comparable performance or design, and endeavors to offer our products at prices and with warranties that will make our products compete worldwide. However, our ability to compete is hampered by our financial condition.

      In connection with overseas sales of our line connecting/protecting equipment, we have met with significant competition from United States and foreign manufacturers of comparable equipment and we expect this competition to continue. In addition to Lucent, a number of our overseas competitors have significantly greater resources than we do.

      We compete directly with a limited number of substantial domestic and international companies with respect to our sales of OSS systems. In meeting this competition, we rely primarily on the features of our line testing equipment, our ability to customize systems and endeavor to offer such equipment at prices and with warranties that make them competitive. However, because of our financial condition and our declining OSS business, we have scaled back our OSS operations and will be only marketing these systems in limited countries.

      In addition to the quality and price of the products being offered, the financial stability of a supplier, especially for OSS contracts, is a crucial element. Because these contracts require the supplier to spend considerable funds before the project is completed and require ongoing maintenance service, potential customers consider the financial stability of the supplier as a major consideration in awarding a contract. Our financial position, combined with our recent losses, our working capital deficiency and the scheduled expiration of our financing agreement with our senior lender, and our decision to scale back our OSS operations may place us at a competitive disadvantage in seeking new business and new orders for existing customers in those markets in which we continue to market these products.

Research and Development Activities

      We spent  approximately  $2,100,000  in  2003,  $2,500,000  in  2002,  and
$4,400,000 in 2001 on research and development activities. These funds were used to develop a new OSS product and to support improvement to existing OSS, copper/connect and Signal processing products. All research and development was company sponsored and is expensed as incurred. As a result of our financial difficulties, we have scaled down our research and development effort, which could hurt our ability to offer competitive products.

Employees

      As of December 31, 2003, we had 274 employees of which 48 were employed in the United States, 193 in Mexico, 18 in the United Kingdom, 3 in Poland, 3 in Chile, and 9 in China. We believe that our relations with our employees are good, and we have never experienced a work stoppage. Our employees are not covered by collective bargaining agreements, except for our hourly employees in Mexico who are covered by a collective bargaining agreement that expires on December 31, 2004.

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

      Our wholly-owned United Kingdom subsidiary leases approximately 11,000 square foot facility in Coventry, England, which facility comprises all of our office, plant and warehouse space. The lease expires in 2019. The aggregate annual rental is approximately $143,000.

      Our wholly-owned Mexican subsidiary owns an approximately 40,000 square foot manufacturing facility in Matamoros, Mexico.

      We believe our properties are adequate for our needs.

Item 3.  Legal Proceedings

      In June 2002, BMS Corp. commenced an arbitration proceeding against us in New York City seeking damages of approximately $3,000,000 and alleging that we breached our agreement to market and sell an update to our OSS product which BMS was to develop for us. We believe that we have defenses to the claims by BMS and we have filed a counterclaim to recover the $350,000 we advanced to BMS under the contract. The arbitrator has held three days of hearings and hearings are scheduled to resume in April 2004.

      In July 1996, an action was commenced against us and certain present and former directors in the Supreme Court of the State of New York, New York County by certain of the Company's stockholders and warrant holders who acquired their securities in connection with our acquisition of Aster Corporation. The complaint alleges breach of contract against us and breach of fiduciary duty against our directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $413,000; however, counsel for the plaintiff has advised us that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed.

We believe that we have valid defenses to the claims. There has been no significant activity in this matter subsequent to December 31, 1999, and the case has been administratively dismissed for failure to prosecute.

      In July 2001, the holder of a subordinated note in the principal amount of $500,000 commenced an action against us in the United States District Court for the Southern District of New York seeking payment of the principal and accrued interest on their subordinated notes which were payable in July 2001. The payment of the note is subordinated to payment of our senior debt. The plaintiff's motion for a summary judgment was denied by the court on the grounds that the terms of the note did not give them permission to obtain a judgment while we remained in default to the senior debt holder. Since that time, the action has remained inactive. Our obligations under the subordinated notes are reflected as current liabilities on our balance sheet.

Item 4.  Submission of Matters to a Vote of Securities Holders

      During the fourth quarter of 2003, no matters were submitted to a vote of our security holders.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Our common stock is traded on the OTC Bulletin Board under the symbol PYTM. Prior to November 11, 2002, our stock was traded on the American Stock Exchange under the symbol PSI. The following table sets forth, for 2003 and 2002, the quarterly high and low sales prices for our common stock on the consolidated transaction reporting systems for the OTC Bulletin Board and American Stock Exchange listed issues.

                                               High               Low
                                               ----               ---
2003     First Quarter                        $0.05              $0.01
         Second Quarter                        0.05              0.02
         Third Quarter                         0.04              0.01
         Fourth Quarter                        0.04              0.02

2002     First Quarter                        $0.20             $0.07
         Second Quarter                        0.10              0.06
         Third Quarter                         0.15              0.03
         Fourth Quarter                        0.08              0.01

      We did not declare or pay any cash dividends in 2003 or 2002,and we do not anticipate paying cash dividends in the foreseeable future. Our agreement with our senior lender prohibits us from paying cash dividends on our common stock.

      As of March 23, 2004, we had approximately 976 stockholders of record and the closing price of our common stock was $.06.

      We did not issue any unregistered securities during 2003.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2003.

          Equity Compensation Plan Information as of December 31, 2003


                                       Number of securities       Weighted-average           Number of securities
                                        to be issued upon          exercise price          remaining available for
                                     exercise of outstanding       of outstanding           future issuance under
     Plan Category                    options and warrants      options and  warrants     equity compensation plans
     -------------                    --------------------      ---------------------     -------------------------
Equity compensation plans
approved by security holders                795,030                    $2.13                   683,470

Equity compensation plan
not approved by security holders                 -0-                      -0-                  95,750
                                            -------                    -----                  -------
                                            795,030                    $2.13                  779,220

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

Item 6.  Selected Financial Data

      The following table sets forth certain selected consolidated financial information. For further information, see the Consolidated Financial Statements and other information set forth in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7:


                                                      Year Ended December 31,
                                       ---------------------------------------------------------
                                         2003         2002        2001        2000       1999
                                         ----         ----        ----        ----       ----
                                              (In thousands, except per share data)
Income Statement Data:

Sales                                  $ 19,590    $ 21,417    $ 28,062    $ 51,140    $ 38,936

Operating loss                           (2,352)     (2,881)    (11,453)     (5,153)     (9,709)

Net loss                                 (3,357)     (4,114)    (14,774)    (10,176)    (13,686)

Basic and diluted net loss per share   $  (0.34)   $  (0.41)   $  (1.50)   $  (1.04)   $  (1.44)

Cash dividends declared                      --          --          --          --          --

Number of shares used in
   calculating net loss
   per share-basic and diluted            9,972       9,972       9,878       9,763       9,489

Balance Sheet Data:

Total assets                           $ 12,355    $ 14,228    $ 17,833    $ 34,174    $ 43,448

Working capital (deficiency)           $(36,825)   $(34,199)   $(31,236)   $(24,152)   $  6,135

Current debt maturities                $ 31,916    $ 31,599    $ 28,621    $ 26,890    $  2,000

Long-term debt, excluding current
   maturities                          $    -0-    $    -0-    $    -0-    $    376    $ 21,902

Stockholders' deficit                  $(33,238)   $(29,935)   $(25,849)   $(10,792)   $ (1,387)

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be complex and consequently actual results could differ from those estimates. Among the more significant estimates included in these consolidated financial statements are revenue recognition, allowance for doubtful accounts receivable, inventory reserves, goodwill valuation and the deferred tax asset valuation allowance. Because of our substantial losses in 2003, 2002 and 2001, and our stockholders' deficit of $33,238,000 and working capital deficit of $36,825,000 as of December 31, 2003, our auditors included in their report an explanatory paragraph about our ability to continue as a going concern. Note 1 of Notes to Consolidated Financial Statements, included elsewhere on this annual report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

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

Allowance for Doubtful Accounts Receivable

      We record an allowance for doubtful accounts receivable based on specifically identified amounts that we believe to be uncollectible. We also record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers' creditworthiness, or other matters affecting the collectability of amounts due from such customers, could have a material effect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

      We established an allowance for doubtful accounts receivable of $1,091,000 at December 31, 2003 and $1,967,000 at December 31, 2002. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net loss. This reserve is based upon the evaluation of accounts receivable aging and specific exposures.

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

Goodwill

      Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Commencing January 1, 2002, goodwill is an indefinite lived asset and as such is not amortized. On an annual basis, we test the goodwill for impairment. We determine the market value of the reporting unit by considering the projected cash flows generated from the reporting unit to which the goodwill relates. As of December 31, 2003, 2002 and 2001, all of our goodwill related to our signal processing division. In 2002, following the termination of negotiations to sell that division, we reduced goodwill by $800,000.

Deferred Income Tax Valuation Allowance

      Deferred taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the US Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid. Due to our continued losses in 2003, 2002 and 2001, a valuation allowance for the entire deferred tax asset was provided due to the uncertainty as to future realization.

Other Matters

Senior Debt

      Our agreement with our senior lender expires on April 15, 2004. Our senior lender has granted us extensions in the past. However, at each maturity date, the senior lender reviews our financial condition, business plan and prospects. We cannot assure you that the senior lender will continue to extend the loans. Any adverse event, including declines in business or attempts by creditors, including judgment creditors, to realize on their claims or judgments could have an effect on the decision of our senior lender to extend or demand payment on our notes. In such event, it would be necessary for us to seek protection under the Bankruptcy Code.

Interest

      Pursuant to our agreement with our senior lender, we have not paid or accrued interest on $22,600,000 of senior debt since March 2002. As a result, our statement of operations does not reflect any interest charges on the senior debt for 2003 and the last nine months of 2002. The senior lender has the right at any time to require us to pay interest; however, our obligation to pay interest will not require us to pay interest on such senior debt for periods prior to the date the senior lender requires us to commence interest payments. We continue to accrue interest on obligations to our senior lender which were incurred subsequent to March 2002.

Continuation of Our Businesses

      During the past several years we have, on a number of occasions, engaged in negotiations with respect to the sale of one or more of our divisions. None of our discussions resulted in an agreement. We may continue to engage in such negotiations in the future.

Because of the decline in volume and margins in our OSS business, we have determined that we cannot operate our OSS business profitably in the same manner as we operated that business in the past. As a result, we have scaled back our OSS business, by reducing our personnel and by limiting our operations to the performance of maintenance service for our existing customer base pursuant to maintenance contracts and by marketing our OSS services in a limited number of markets. If we are unable to generate significant business it may be necessary for us to discontinue the OSS business.

Recent Increase in Copper Sales

We have recently experienced an increase in our copper connection business as a result of the requirements of British Telecommunications to provide increased DSL service. We can anticipate that British Telecommunications will continue to require copper connection products while it is expanding its DSL service. We cannot predict how long BT will continue to place orders with us.

Results of Operations

      The following table sets forth our consolidated statements of operations for the three years ended December 31, 2003, 2002 and 2001, as a percentage of sales:

                                                     Years Ended December 31,
                                                 -------------------------------
                                                  2003       2002          2001
                                                  ----       ----          ----
Sales                                            100%         100%         100%
Cost of sales                                     72%          68%          71%
                                                -----        -----        -----
  Gross profit                                    28%          32%          29%
Selling, general and
administrative expenses                           29%          30%          33%
Research and development expenses                 11%          12%          16%
Goodwill impairment                                0%           3%          21%
                                                ----         ----         ----
Operating loss                                   (12%)        (13%)        (41%)
Interest expense                                  (6%)         (8%)        (16%)
Gain on sale of assets                            --           --            2%
Gain on sale of investment in joint venture       --            2%          --

Other income, net                                 --           --           (1%)
                                                -----        -----        -----
Loss before income
   taxes and minority interest                   (18%)        (19%)        (54%)
Income tax benefit (expense)
   and minority interest                           1%          --            1%
                                                -----        -----        -----
Net loss                                         (17%)        (19%)        (53%)

Results of Operations
Years Ended December 31, 2003 and 2002

      Our sales for 2003 were  $19,590,000  compared to  $21,417,000  in 2002, a decrease of $1,827,000 (9%). The decrease in revenue is primarily attributed to the decline in sales of OSS products which more than offset increases in sales from our Line connection/protection equipment.

      Line connection/protection equipment sales for 2003 increased approximately $1,736,000 (18%) from $9,598,000 in 2002 to $11,334,000 in 2003.
The increased sales level results from an increased level of sales to British Telecommunications commencing in the third quarter of 2003 as a result of British Telecommunications increasing the availability of DSL lines. These gains were offset by a decrease in sales from other customers.

      Signal processing revenue for 2003 compared to 2002 decreased by $270,000 (6%) from $4,523,000 to $4,253,000. The decrease in sales primarily reflects delays in shipments from the backlog due to shortages of materials due to our tight cash situation.

      OSS sales for 2003 were $3,249,000, compared to 2002 sales of $6,414,000, a decrease of $3,165,000 (49%). The decline in OSS sales in 2003 represented an accelerated decline in this line of business which had sustained significant declines in previous years as well. OSS contracts require performance over a relatively long term, and the customers are generally national telephone companies in developing markets many of which are operated or regulated by a government agency. As a result, our ability to maintain OSS business has been impaired both by our financial condition, since our financial condition may give customers concern about our ability to perform, and the worldwide slowdown in this segment of the telecommunications industry. In addition, our failure to provide a significant component for a major OSS customer has resulted in a decision by that customer not to give us new OSS contracts. We are currently engaged in arbitration proceedings with the company that was to have supplied us with that component. See "Item 3. Legal Proceedings." Sales of OSS systems are not made on a recurring basis to customers, but are the result of extended negotiations that frequently cover many months and do not always result in a contract. In addition, OSS contracts may include conditions precedent, such as the customer obtaining financing or bank approval, and the contracts are not effective until the conditions are satisfied.

      Gross margin decreased from 32% in 2002 to 28% in 2003. The line protection/connection and Signal processing margins increased, but were offset by lower OSS margins. The gains were the result of better absorption of manufacturing overhead created by the increased copper/connection level of business.

      Selling, general and administrative expenses decreased by $654,000 (10%) from $6,383,000 in 2002 to $5,729,000 in 2003. This decrease relates primarily to reduced salaries and benefits, consulting services and commissions reflecting our current level of business.

      Research and development expenses decreased by $450,000 (18%) from $2,516,000 in 2002 to $2,066,000 in 2003. This decrease resulted from our efforts to reduce expenses in all divisions to better match expense level to sales levels.

      At December 31, 2001, our goodwill was $3,761,000, all of which related to our Signal division. We determined that this goodwill had been impaired as of June 30, 2002. We engaged in discussions with respect to the sale of that division during the second quarter of 2002, and based on those discussions we estimated that the impairment loss was approximately $800,000. This amount was charged to operations in the quarter ended June 30, 2002. Furthermore, the negotiations relating to the sale of the Signal division have been discontinued. There was no impairment adjustment required in 2003. We cannot give any assurances that further write-downs will not be necessary in the future, although management believes that no additional goodwill impairment charges are necessary at this time.

      As a result of the above, we had an operating loss of $2,352,000 in 2003 versus an operating loss of $2,881,000 in 2002.

      Interest expense for 2003 decreased by $520,000 from $1,798,000 for 2002 to $1,278,000 in 2003. The reduced level of interest expense is attributable to our amended agreement with our senior lender whereby the old term loan, in the principal amount of approximately $23,000,000, bears no interest commencing March 1, 2002, until such time as the senior lender, in its sole discretion, notifies us that interest shall be payable.

      The tax benefit for 2003 resulted principally from the settlement of an outstanding tax obligation of $274,000 of one of our subsidiaries for $30,000.

      In April 2002, we sold our 50% interest in our Korean joint venture for $450,000 to our joint venture partner. Payment was made by the forgiveness of commissions, totaling $450,000, which we owed to our sales representation company owned by our joint venture partner, with respect to sales made by the Korean joint venture in Korea. There were no sales in Korea in 2002 or 2003.

      As the result of the foregoing, the 2003 net loss was $3,357,000, $0.34 per share (basic and diluted), compared with a net loss of $4,114,000, $0.41 per share (basic and diluted) for 2002.

      We cannot give any assurance that we will be able to operate profitably in the future. As a result of the deterioration of our operating revenue resulting from both market conditions and our financial condition, we are evaluating various options, including the sale of one or more of our divisions as well as a reorganization under the Bankruptcy Code.

Years Ended December 31, 2002 and 2001

      Our sales for 2002 were  $21,417,000  compared to  $28,062,000  in 2001, a decrease of $6,645,000 (24%). The decrease in revenue is attributed to the decline in sales from OSS and Signal processing divisions.

      OSS sales for 2002 were $6,414,000, compared to 2001 sales of $8,874,000, a decrease of $2,460,000 (28%). The decline in sales from 2001 to 2002 is attributed to the failure to secure new contracts as a result of the negative impact of reduced opportunities in Europe, delays we encountered in obtaining software from a vendor necessary to complete certain contracts and our financial difficulties. Sales of OSS systems are not made on a recurring basis to customers, but are the result of extended negotiations that frequently cover many months and do not always result in a contract. In addition, OSS contracts may include conditions precedent, such as the customer obtaining financing or bank approval, and the contracts are not effective until the conditions are satisfied.

      Line connection/protection equipment sales for 2002 decreased approximately $3,158,000 (25%) from $12,756,000 in 2001 to $9,598,000 in 2002.
The reduced sales level reflected a decrease in volume of sales to United States and United Kingdom customers due to in part from the weaken telecommunication market and our weak financial condition.

      Signal processing revenue for 2002 compared to 2001 decreased by $1,214,000 (21%) from $5,737,000 to $4,523,000. The decrease in sales primarily reflects delays in the receipt of certain anticipated contracts and a general slowdown in the order rate from customers during 2002.

      Gross margin increased from 29% in 2001 to 32% in 2002. The increase in gross margin is primarily attributed to decrease in cost associated with certain OSS contracts reflecting our ability to replace a high cost software vendor with comparable lower cost software. Offsetting this improvement were lower margins associated with our Line business that was unable to absorb certain fixed expenses in relation to lower sales volume, competitive pricing pressures resulting from the industry's slowdown and additional inventory reserves required based on reduced turnover.

      Selling, general and administrative expenses decreased by $2,933,000 (31%) from $9,316,000 in 2001 to $6,383,000 in 2002. The decrease from 2002 to 2001 primarily reflects reduced professional legal expenses and decreased expenses reflecting our reorganization of our sales and marketing efforts of the OSS division.

      Research and development expenses decreased by $1,911,000 (43%) from $4,427,000 in 2001 to $2,516,000 in 2002. The decreased expense in 2002 resulted from our efforts to reduce our expenses primarily related to the OSS business.

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

      Interest expense for 2002 decreased by $2,682,000 from $4,480,000 for 2001 to $1,798,000 in 2002. The decrease in interest expense is due to an agreement with our senior lender which provides that all indebtedness prior to March 1, 2002 is reflected as an old term loan in the amount of $22,610,000, which includes the principal balance due at December 31, 2001 plus accrued interest though March 1, 2002. The old term loan bears no interest until such time as the senior lender in its sole discretion notifies the Company that interest shall be payable.

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

Liquidity and Capital Resources

      At December 31, 2003, we had cash and cash equivalents of $469,000 compared with $779,000 at December 31, 2002. Our working capital deficit was $36,825,000 at December 31, 2003 compared to a working capital deficit of $34,199,000 at December 31, 2002. The working capital deficit reflects the current liabilities to the senior and subordinated lenders together with the effect of the reduced level of business, which resulted in reduced cash, receivables and inventory. During 2003, our senior lender refused to advance us any funds. As a result, our only source of funds was from operations. To the extent that we are not able to generate sufficient funds to cover our expenses, we may have to consider reorganization or liquidation under the Bankruptcy Code.

      As of December 31, 2003, our debt includes $25,387,000 of senior debt which matures on April 15, 2004, and $6,144,000 principal amount of subordinated debt which became due on July 3, 2001. We were unable to pay the interest payment on the subordinated notes of approximately $3,205,000 which represents interest from July 2000 through December 2003. As of December 31, 2003, we also had $385,000 outstanding of 6% Debentures which matured July 2, 2002. The interest accrued at December 31, 2003 was $85,000. We have also been notified by the trustee that the non-payment of the principal and interest caused an event of default. At December 31, 2003, we did not have sufficient resources to pay either the senior lender or the subordinated lenders and it is unlikely that we can generate such cash from our operations. Further, our senior lender has precluded us from making payments on the subordinated debt.

      On January 14, 2004, our senior lender and we agreed to an extension to April 15, 2004. As of December 31, 2003, we did not have resources to pay our senior lender.

      As a result of our continuing financial difficulties:

      o Although we have scaled back our OSS operations we are having and may continue to have difficulty performing our obligations under our OSS contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance;

      o     a number of creditors have engaged collection agencies; and

      o we have continued to suffer a decline in sales in 2003 from 2002 which was partially offset by additional products sold to British Telecommunications, following a significant decline in sales in 2002 from 2001.

      In addition, a vendor has commenced arbitration proceedings against us alleging breach of contract.

      We have sought to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. During 2002 and 2003, we were engaged in discussions with respect to the possible sale of our divisions; however, those negotiations were terminated without an agreement having been reached, and we may not be able to sell those divisions on acceptable, if any, terms. Furthermore, if we sell a division, we anticipate that a substantial portion, if not all, of the net proceeds will be paid to our senior lender and we will not receive any significant amount of working capital from such a sale. During 2002 and 2003, we have taken steps to reduce overhead by relocating the executive, sales/marketing, accounting and research and development departments to less expensive offices in Syosset, NY and further reduced the OSS personnel as part of the scaling down effort. We will continue to look to reduce costs while we seek additional business from new and existing customers.

      Because of our present stock price, we cannot raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, we believe that our losses and our financial position are having and will continue to have an adverse effect upon our ability to develop new business as competitors and potential customers question our ability both to perform our obligations under any agreements we may enter and to continue in business.

      As of December 31, 2003, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

      The following table summarizes our principal contractual obligations as of December 31, 2003 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

                             Payments Due by Period

Contractual
Obligations                      2004      2005-2006    2007-2008   Thereafter
-----------                      ----      ---------    ---------   ----------
                                              (in thousands)

Long-term                      $35,479          --          --          --
Debt

Operating                          628       1,136         860       2,996
Leases

Deferred Compensation

Obligations                         58         102         116         707

Purchase

Obligations                        951          --           --         --
                               -------     -------     -------     -------
         Total                 $37,116     $ 1,238     $   976     $ 3,703
                               =======     =======     =======     =======

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

      Although we conduct operations outside of the United States, most of our contracts and sales are dollar denominated. A portion of the revenue from our United Kingdom operations and the majority of our United Kingdom expenses are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. For 2003, the currency translation adjustment was not significant in relation to our total revenue.

Item 8.  Financial Statements and Supplementary Data.

      See Exhibit I

Item 9. Changes In and Disagreements With Accountants On
        Accounting and Financial Disclosure.

      Not Applicable

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

      As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in alerting them to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

      There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    Part III

Item 10.  Directors and Executive Officers

      Set forth below is information concerning our directors:


    Name                   Principal Occupation or Employment                     Director Since       Age
    ----                   ----------------------------------                     --------------       ---
William V. Carney(1)       Chairman of the board and chief executive officer      1970                 67
Michael A. Tancredi(1)     Senior vice president, secretary and treasurer         1970                 74
Warren H. Esanu(1),(2)     Of counsel to Esanu Katsky Korins & Siger, LLP,
                           attorneys at law                                       1997                 61
Herbert H. Feldman(1),(2)  President, Alpha Risk Management, Inc., independent
                           risk management consultants                            1989                 70
Marco M. Elser(2)          Managing director of Elser & Co., an investment
                           advisory firm                                          2000                 45

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

      Mr. Elser has been the managing director of Elser & Co., an investment advisory firm, for more than the past five years. He has also been associated with Northeast Securities, a US-based broker dealer and is responsible for the Italian office, which he founded in 1994.

      Mr. Feldman has been president of Alpha Risk Management, Inc., independent risk management consultants, for more than the past five years.

      Set forth is information concerning our executive officers:

Name of Executive Officer                       Position                     Age
-------------------------                       --------                     ---
William V. Carney          Chairman of the board and chief executive
                           officer                                            67
Michael A. Tancredi        Senior vice president, secretary and treasurer     74
Edward B. Kornfeld         Senior vice president-operations and chief         60
                           financial officer; and effective April 1, 2004, president, chief operating officer and chief financial officer

      All of our officers serve at the pleasure of the board of directors. Messrs. Carney and Tancredi are also members of the board of directors as stated above. There is no family relationship between any of the executive officers listed below.

      Mr. Kornfeld, 60, has been senior vice president-operations since 1996 and chief financial officer since October 1995. Effective April 1, 2004, he will be president, chief operating officer and chief financial officer. Since June 2002, Mr. Kornfeld has also been a partner of the firm of Tatum CFO Partners, which provides chief financial officer services to medium and large companies;
however, he continues to devote full time effort to our business. He was vice president-finance from October 1995 until 1996. For more than five years prior thereto, Mr. Kornfeld held positions with several companies for more than five years, including Excel Technology Inc. (Quantronix Corp.) and Anorad Corporation.

      We maintain a code of ethics that applies to our principal executive officer, principal financial officer, controller, or persons performing similar functions. Any waiver of the code must be approved by the Audit Committee and must be disclosed in accordance with SEC rules. During the second quarter of 2004, we expect to adopt and have publicly available a code of conduct applicable to directors, officers and employees.

      Our board of directors has determined that Mr. Marco Elser, based on his experience as a financial investment advisor, is an audit committee financial expert, as defined in Item 402(h) of Regulation S-K.

Item 11.  Executive Compensation

      The following table shows the compensation we paid to our chief executive officer and the only executive officer, other than the chief executive officer, whose salary and bonus earned exceeded $100,000 for the year ended December 31, 2003.

                           SUMMARY COMPENSATION TABLE

                                              Annual                    Long-Term
                                              Compensation              Compensation (Awards)
                                              --------------------      ------------------------
                                                                         Restricted     Options,
                                                                        Stock Awards      SARs           All other
Name and Principal Position           Year     Salary         Bonus       (Dollars)     (Number)       Compensation
---------------------------           ----     ------         -----       ---------     --------       ------------
William V. Carney, Chairman of the    2003    $133,000          --          --               --          $7,734
board and chief executive officer     2002     240,000          --          --               --           9,858
                                      2001     240,000          --          --               --           7,981

Edward B. Kornfeld, Senior vice       2003     192,000          --          --               --           5,022
president - operations and chief      2002     192,000          --          --               --           5,022
financial officer                     2001     192,000          --          --               --           4,872

-----------
      "All Other Compensation" includes a payment to the executive's account pursuant to our 401(k) Plan, group life insurance in amounts greater than that available to all employees and special long term disability coverage.

      Compensation to Mr. Kornfeld does not include fees of $36,000 paid in 2003 to Tatum CFO Partners, of which Mr. Kornfeld is a partner.

      Set forth below is a chart that shows, for 2003, the components of "All Other Compensation" listed in the Summary Compensation Table.

                                   Mr. Carney   Mr. Kornfeld
                                   ----------   ------------
401(k) Match                        $ 1,350      $ 2,700
Supplemental Insurance                6,384        2,322

      During 2003, we did not grant Mr. Carney or Mr. Kornfeld any options, and neither of them exercised any options to purchase shares of our common stock. As of December 31, 2003, Mr. Carney held options to purchase 176,250 shares of common stock and Mr. Kornfeld held options to purchase 63,000 shares of common stock. All of these options are currently exercisable and, because the exercise price is less than the market price of the common stock, they were not in-the-money options and, accordingly, their options had nominal value at December 31, 2003.

      Employment Agreements. We have amended our employment agreement with Mr. Carney whereby he is required to work at a rate of two and one-half days per week, and half of his current base pay is deferred until the termination of his amended employment agreement on December 31, 2005. No further compensation shall be paid to Mr. Carney, including the deferred amount, if we do not terminate Mr. Carney's employment prior to December 31, 2005.

      We have entered into an employment agreement with Mr. Kornfeld. The agreement continues on a year-to-year basis, from January 1 of each year, unless terminated on prior notice of not less than 90 days. Salary is determined by the board, except that the salary may not be reduced except as a part of a salary reduction program applicable to all executive officers. Upon death or termination of employment as a result of a disability, Mr. Kornfeld or his estate is to receive a payment equal to three months salary. Upon a termination without cause Mr. Kornfeld is entitled to receive his then current salary for six months plus one month for each full year of service up to a maximum aggregate of 24 months. In the event that Mr. Kornfeld is covered by an executive severance agreement, including the salary continuation agreements (as described below), which provides for payments upon termination subsequent to a "change of control," the executive would be entitled to the greater of the severance arrangements as described in this paragraph or the severance payments under the executive severance agreements. We also have month-to-month agreement with Tatum CFO Partners of which Mr. Kornfeld is a partner, pursuant to which we pay Tatum CFO Partners $3,000 per month.

      Salary Continuation Agreement. We are party to a salary continuation agreement with Mr. Kornfeld. The salary continuation agreement provides that, in the event that a change of control occurs and Mr. Kornfeld's employment with us is subsequently terminated by us other than for cause, death or disability, or is terminated by Mr. Kornfeld as a result of a substantial alteration in his duties, compensation or other benefits, the executive shall be entitled to the payment of an amount equal to his monthly salary at the rate in effect as of the date of his termination (or, if higher, as in effect immediately prior to the change in control) plus the pro rata monthly amount of his most recent annual bonus paid immediately before the change of control multiplied by 24. For purposes of the salary continuation agreement, a change of control is defined as one which would be required to be reported in response to the proxy rules under the Securities Exchange Act of 1934, as amended, the acquisition of beneficial ownership, directly or indirectly, by a person or group of persons of our securities representing 25% or more of the combined voting power of our then outstanding securities, or, during any period of two consecutive years, if individuals who at the beginning of such period constituted the board cease for any reason to constitute at least a majority thereof unless the election of each new director was nominated or ratified by at least two-thirds of the directors then still in office who were directors at the beginning of the period. The change of control must occur during the term of the salary continuation agreement, which is currently through December 31, 2004 and is renewed automatically unless we give timely notice prior to January 1 of any year of our election not to renew the agreement. If such a change of control occurs during the effectiveness of the salary continuation agreement, any termination of such covered employee during the 18 months following the change of control will result in the payment of the compensation described above.

Item 12.  Principal Holders of Securities and Security Holdings of Management

      The following table and discussion provides information as to the shares of common stock beneficially owned on March 15, 2004 by:

      o     each director;
      o     each officer named in the summary compensation table;
      o each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
      o     all officers and directors as a group.

                              Shares of Common
                              Stock Beneficially       Percentage of Outstanding
       Name                        Owned                    Common Stock
       -----                  ------------------       -------------------------
William V. Carney                303,021                       3.0%
Michael A. Tancredi              114,238                       1.1%
Warren H. Esanu                  116,500                       1.2%
Herbert H. Feldman                76,000                         *
Marco M. Elser                   325,592                       3.3%
Edward B. Kornfeld               114,317                       1.1%

All directors and officers
as a group (8 individuals)     1,076,036                      10.8%

* Less than 1%

      Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name.

      The number of shares owned by our directors and officers named in the summary compensation table includes shares of common stock which are issuable upon exercise of options and warrants that are exercisable at March 15, 2004 or will become exercisable within 60 days after that date. Set forth below is the number of shares of common stock issuable upon exercise of those options and warrants for each of these directors and officers.

                Name                                       Shares
                ----                                       ------
       William V. Carney                                   176,250
       Michael A. Tancredi                                  72,530
       Warren H. Esanu                                      71,500
       Herbert H. Feldman                                   61,000
       Marco M. Elser                                       15,000
       Edward B. Kornfeld                                   63,000

       All officers and directors as a group               479,780

      The shares of common stock issuable upon exercise of Mr. Esanu's options and warrants include warrants to purchase 12,500 shares of common stock issuable upon exercise of warrants held by Elmira Realty Management Corp. pension and profit sharing plan. Mr. Esanu has the sole voting and dispositive power with respect to shares issuable upon exercise of these warrants. All other directors and officers named in the table hold only options.

Item 13.  Certain Relationships and Related Transactions

      During 2003, Warren H. Esanu, a director, served as a member of our audit and compensation committees. During 2003, the law firm of Esanu Katsky Korins & Siger, LLP, to which Mr. Esanu is of counsel, provided legal services to us, for which it received fees of $283,616. Esanu Katsky Korins & Siger, LLP is continuing to render legal services to us during 2004.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees for professional services rendered by our independent accountants, BDO Seidman, LLP, for the fiscal years ended December 31, 2003 and December 31, 2002:

                                                  Fees
                                      ------------------------------
        Fee Category                  Fiscal 2003        Fiscal 2002
        ------------                  -----------        -----------
        Audit fees                     $ 170,200          $193,700
        Audit-related fees                10,000             9,500
        Tax fees                           5,500             5,500
                                       ---------          --------
        Total Fees                     $ 185,700          $208,700
                                       =========          ========

      Audit fees. Audit fees represent fees for professional services performed by BDO Seidman, LLP for the audit of our annual financial statements and the review of our quarterly financial statements, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.

      Audit-related fees. Audit-related fees represent fees for assurance and related services performed by BDO Seidman, LLP that are reasonably related to the performance of the audit or review of our financial statements. The specific service was the audit of our retirement plan.

      Tax Fees. Tax fees represent fees for tax compliance services performed by BDO Seidman, LLP.

      All other fees. BDO Seidman, LLP did not perform any services other than the services described above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

      The Audit Committee's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services were pre-approved by the Audit Committee.

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

(b) Reports on Form 8-K

On November 18, 2003, we filed a Form 8-K under Item 12, to furnish our press release reporting our results of operations for the third quarter and nine months of 2003.

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

      Exhibit
         No.    Description of Exhibit

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

        4.8 Combined Amendment No. Four dated as of March 1, 2002 to Amended and Restated Loan and Security agreement between Foothill and the Company, incorporated by reference to Exhibit 4.8 of the Company's Annual Report on Form 10K for the year ended December 31, 2001.

        4.9 Combined Amendment No. Five dated as of May 10, 2002 to Amended and Restated Loan and Security agreement between Foothill and the Company, incorporated by reference to Exhibit 4.9 of the Company's Annual Report on Form 10K for the year ended December 31, 2002.

        4.10 Combined Amendment No. Six dated as of March 19, 2003 to Amended and Restated Loan and Security agreement between Foothill and the Company, incorporated by reference to Exhibit 4.10 of the Company's Annual Report on Form 10K for the year ended December 31, 2002.

      Exhibit
         No.    Description of Exhibit

        10.1 Form of Executive Salary Continuation Agreement, incorporated by reference to Exhibit 19 (cc) of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

        10.2 Lease dated November 6, 2002 between the Company and Long Island Industrial Group LLC., incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10K for the year ended December 31, 2002.

        10.3 Lease dated May 1, 2002 between the Company and Long Island Industrial Group LLC., incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10K for the year ended December 31, 2002.

        14.1    Code of Ethics of the Company dated March 23, 2004.

        22      Subsidiaries  of  the  Company,  incorporated  by  reference  to
                Exhibit 22.1 of the Company's  Annual Report on Form 10K for the
                year  ended   December  31,  1995.

        23      Consent of Independent Certified Public Accountants.

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

        32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            PORTA SYSTEMS CORP.

         Dated March 26, 2004               By  /s/ William V. Carney
                                                --------------------------------
                                                    William V. Carney
                                                    Chairman of the Board and
                                                    Chief Executive Officer

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

       Signature                        Title                         Date
       ---------                        -----                         ----

/s/ William V. Carney      Chairman of the Board,                 March 26, 2004
    -------------------    Chief Executive Officer and Director
    William V. Carney      (Principal Executive Officer)

/s/ Edward B. Kornfeld     Senior Vice President and              March 26, 2004
    -------------------    Chief Financial Officer
    Edward B. Kornfeld     (Principal Financial and
                           Accounting Officer)

/s/ Warren H. Esanu        Director                               March 26, 2004
    -------------------
    Warren H. Esanu

/s/ Michael A. Tancredi    Director                               March 26, 2004
    -------------------
    Michael A. Tancredi

/s/ Herbert H. Feldman     Director                               March 26, 2004
    -------------------
    Herbert H. Feldman

/s/ Marco Elser            Director                               March 26, 2004
    -------------------
    Marco Elser

Exhibit I

Item 8.  Financial Statements and Supplementary Data

Index                                                                       Page
-----                                                                       ----
Report of Independent Certified Public Accountants                           F-2

Consolidated Financial Statements and Notes:

     Consolidated Balance Sheets,
     December 31, 2003 and 2002                                              F-3

     Consolidated Statements of Operations and Comprehensive Loss,
     Years Ended December 31, 2003, 2002 and 2001                            F-4

     Consolidated Statements of Stockholders' Deficit, Years Ended
     December 31, 2003, 2002 and 2001                                        F-5

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2003, 2002 and 2001                                        F-6

     Notes to Consolidated Financial Statements                              F-7

               Report of Independent Certified Public Accountants

The Board of Directors and Stockholders
Porta Systems Corp.
Syosset, New York

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 6 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered substantial recurring losses from operations and, as of December 31, 2003, has a stockholders' deficit of $33,238,000 and a working capital deficit of $36,825,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                      /s/BDO SEIDMAN, LLP
                                                      --------------------------
                                                      BDO SEIDMAN, LLP

Melville, New York
March 24, 2004

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2003 and 2002
                   (in thousands, except shares and par value)


                                 Assets                                2003          2002
                                                                       ----          ----
Current assets:
    Cash and cash equivalents                                      $     469             779
    Accounts receivable - trade, less allowance for
       doubtful accounts of $1,091 in 2003 and
       $1,967 in 2002                                                  3,898           4,654
    Inventories                                                        3,004           3,363
    Prepaid expenses and other current assets                            472             329
                                                                   ---------       ---------
                  Total current assets                                 7,843           9,125

Property, plant and equipment, net                                     1,466           1,802
Goodwill                                                               2,961           2,961
Other assets                                                              85             340
                                                                   ---------       ---------
                  Total assets                                     $  12,355          14,228
                                                                   =========       =========

                      Liabilities and Stockholders' Deficit

Current liabilities:
    Senior debt                                                    $  25,387       $  25,070
    Subordinated notes                                                 6,144           6,144
    6% Convertible subordinated debentures                               385             385
    Accounts payable                                                   5,635           5,241
    Accrued expenses                                                   3,117           2,640
    Accrued interest payable                                           3,563           2,639
    Accrued commissions                                                  284             566
    Deferred compensation                                                 58             329
    Income taxes payable                                                  95             302
    Short-term loans                                                      --               8
                                                                   ---------       ---------
                  Total current liabilities                           44,668          43,324
                                                                   ---------       ---------
Deferred compensation                                                    925             839
                                                                   ---------       ---------
                  Total long-term liabilities                            925             839
                                                                   ---------       ---------
                  Total liabilities                                   45,593          44,163
                                                                   ---------       ---------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, no par value; authorized 1,000,000
      shares, none issued                                                 --              --
    Common stock, par value $.01; authorized 20,000,000
       shares, issued 10,003,224 shares in both 2003 and 2002            100             100
    Additional paid-in capital                                        76,059          76,059
    Accumulated deficit                                             (103,380)       (100,023)
    Accumulated other comprehensive loss:
       Foreign currency translation adjustment                        (4,079)         (4,133)
                                                                   ---------       ---------
                                                                     (31,300)        (27,997)

    Treasury stock, at cost, 30,940 shares                            (1,938)         (1,938)
                                                                   ---------       ---------
                  Total stockholders' deficit                        (33,238)        (29,935)
                                                                   ---------       ---------
                  Total liabilities and stockholders' deficit      $  12,355       $  14,228
                                                                   =========       =========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
          Consolidated Statements of Operations and Comprehensive Loss
                  Years ended December 31, 2003, 2002 and 2001
                    (in thousands, except per share amounts)


                                                                        2003           2002           2001
                                                                        ----           ----           ----
Sales                                                                 $ 19,590         21,417         28,062
Cost of sales                                                           14,147         14,599         19,970
                                                                      --------       --------       --------
                  Gross profit                                           5,443          6,818          8,092
                                                                      --------       --------       --------
Selling, general and administrative expenses                             5,729          6,383          9,316
Research and development expenses                                        2,066          2,516          4,427
Goodwill impairment                                                         --            800          5,802
                                                                      --------       --------       --------
                  Total expenses                                         7,795          9,699         19,545
                                                                      --------       --------       --------
                  Operating loss                                        (2,352)        (2,881)       (11,453)

Interest expense                                                        (1,278)        (1,798)        (4,480)
Interest income                                                              1              7             31
Gain on sale of assets                                                      --             --            684
Gain on sale of investment in joint venture                                 --            450             --
Equity in net loss of joint venture                                         --             --           (175)
Other income, net                                                           --            119            191
                                                                      --------       --------       --------

                  Loss before income taxes and minority interest        (3,629)        (4,103)       (15,202)

Income tax benefit (expense)                                               272            (11)           203
Minority interest                                                           --             --            225
                                                                      --------       --------       --------
                  Net loss                                            $ (3,357)        (4,114)       (14,774)
                                                                      ========       ========       ========
Other comprehensive income (loss):

   Foreign currency translation adjustments                                 54             24           (360)
                                                                      --------       --------       --------
                  Comprehensive loss                                  $ (3,303)        (4,090)       (15,134)
                                                                      ========       ========       ========
Basic and diluted per share amounts:

   Net loss per share of common stock                                 $  (0.34)         (0.41)         (1.50)
                                                                      ========       ========       ========
   Weighted average shares of common stock outstanding                   9,972          9,972          9,878
                                                                      ========       ========       ========

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Deficit
                  Years ended December 31, 2003, 2002 and 2001
                                 (In thousands)


                                      Common Stock                 Accumulated                              Total
                                  -------------------- Additional     Other                                Stock-
                                  No.  of   Par  Value  Paid-in   Comprehensive Accumulated   Treasury     holders'
                                   Shares    Amount     Capital        Loss)      Deficit      Stock       Deficit
                                   ------    ------     -------        -----      -------      -----       -------
Balance at December 31, 2000       9,817   $      98   $  75,980   $  (3,797)   $ (81,135)   $  (1,938)   $ (10,792)


Net loss 2001                         --          --          --          --      (14,774)          --      (14,774)
Common stock issued                  130           1          37          --           --           --           38
Warrants re-priced                    --          --          39          --           --           --           39
Foreign currency translation
   adjustment                         --          --          --        (360)          --           --         (360)
                                  ------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2001       9,947          99      76,056      (4,157)     (95,909)      (1,938)     (25,849)

Net loss 2002                         --          --          --          --       (4,114)          --       (4,114)
Common stock issued                   56           1           3          --           --           --            4
Foreign currency translation
   adjustment                         --          --          --          24           --           --           24
                                  ------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2002      10,003         100      76,059      (4,133)    (100,023)      (1,938)     (29,935)

Net loss 2003                         --          --          --          --       (3,357)          --       (3,357)

Foreign currency translation

   adjustment                         --          --          --          54           --           --           54
                                  ------   ---------   ---------   ---------    ---------    ---------    ---------
Balance at December 31, 2003      10,003   $     100   $  76,059   $  (4,079)   $(103,380)   $  (1,938)   $ (33,238)
                                  ======   =========   =========   =========    =========    =========    =========

          See accompanying notes to consolidated financial statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                       (Note 20) Years ended December 31,
                               2003, 2002 and 2001
                                 (In thousands)

                                                                    2003       2002       2001
                                                                    ----       ----       ----
Cash flows from operating activities:
    Net loss                                                      $(3,357)    (4,114)   (14,774)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                               483        713      1,909
          Goodwill impairment                                          --        800      5,802
          Amortization of debt discounts                               --          3          6
          Gain on sale of investment in joint venture                  --       (450)        --
          Non-cash financing expenses                                  --         --        123
          Gain on sale of assets                                       --         --       (684)
          Minority interest                                            --         --       (225)
          Equity in loss of joint venture                              --         --        175
    Changes in operating assets and liabilities:

       Accounts receivable                                            756       (370)     3,141
       Inventories                                                    359      1,843      1,944

       Prepaid expenses                                              (143)       523        278
       Other assets                                                   255       (142)       867
       Accounts payable, accrued expenses and other liabilities     1,122     (2,044)    (2,341)
                                                                  -------    -------    -------
                  Net cash used in operating activities              (525)    (3,238)    (3,779)
                                                                  -------    -------    -------

Cash flows from investing activities:

    Net proceeds from the sale of assets                               --         --      1,670
    Capital expenditures, net                                         (72)      (124)      (196)
                                                                  -------    -------    -------
                  Net cash used in investing activities               (72)      (124)    (1,474)
                                                                  -------    -------    -------

Cash flows from financing activities:

    Proceeds from senior debt                                         317      2,975      2,222
    Repayments of senior debt                                          --         --       (873)
    Proceeds from the issuance of common stock                         --          4         38
    Proceeds (repayments) of notes payable/short-term loans            (8)        (3)        10
                                                                  -------    -------    -------
                  Net cash provided by financing activities           309      2,976      1,397
                                                                  -------    -------    -------

Effect of exchange rate changes on cash and cash equivalents          (22)       (39)      (254)
                                                                  -------    -------    -------
Decrease in cash and cash equivalents                                (310)      (425)    (1,162)
Cash and equivalents - beginning of year                              779      1,204      2,366
                                                                  -------    -------    -------

Cash and equivalents - end of year                                $   469        779      1,204
                                                                  =======    =======    =======

          See accompanying notes to consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                           December 31, 2003 and 2002

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

      As discussed in notes 17 and 21, substantial portions of Porta's sales are to customers in foreign countries. The Company's credit risk with respect to new foreign customers is reduced when possible by obtaining letters of credit for a substantial portion of the contract price, and by monitoring credit exposure related to each customer.

      Cash Equivalents

      The Company considers investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consist of commercial paper.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Accounts Receivable

      Accounts receivable are customer obligations due under normal trade terms.
          The Company sells its products directly to customers, to distributors and original equipment manufacturers involved in a variety of industries, principally telecommunications and military/aerospace. The Company performs continuing credit evaluations of its customers' financial condition and although it generally does not require collateral, letters of credit may be required from customers in certain circumstances.

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

      Property, Plant and Equipment

      Property, plant and equipment are carried at cost. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated lives of the related assets. Depreciation is computed using the straight-line method over the related assets' estimated lives.

      Goodwill

      Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations. Commencing January 1, 2002, goodwill is an indefinite lived asset and as such is not amortized. On an annual basis, or more frequently if certain events occur, the Company tests the goodwill for impairment. The Company determines the market value of the reporting unit by considering the projected cash flows generated from the reporting unit to which the goodwill relate. Goodwill at December 31, 2003 and 2002, related only to the Company's signal processing division.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Income Taxes

      Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years, and tax benefits of net operating loss carryforwards. Further, the effects of tax law or rate changes are included in income as part of deferred tax expense or benefit for the period that includes the enactment date. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be realized (note 14).

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

      Net Loss Per Share

      Basic net loss per share is based on the weighted average number of shares outstanding. Diluted net loss per share is based on the weighted average number of shares outstanding plus the dilutive effect of potential shares of common stock, as if such shares had been issued. For 2003, 2002 and 2001, no dilutive potential shares of common stock were added to compute diluted loss per share because the effect would be anti-dilutive.

      Reclassifications

      Certain   reclassifications   have  been  made  to  conform  prior  years'
          consolidated financial statements to the 2003 presentation.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Accounting for Stock-Based Compensation

       The Company  applies the intrinsic value method as outlined in Accounting
           Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock options. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss and net loss per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The following table illustrates the effect on net loss and loss per share of common stock as if the fair value method had been applied to all outstanding and unvested awards in each period presented.


                                                                           Year Ended
                                                                           December 31
                                                              -----------------------------------
                                                                   2003       2002        2001
                                                                   ----       ----        ----
                                                             (In thousands, except per share data)
      Net loss, as reported                                     $ (3,357)   $ (4,114)   $(14,774)
      Deduct: Total stock-based employee compensation expense
          determined under fair value method for all awards           (1)         (1)        (13)
                                                                --------    --------    --------
      Pro forma net loss                                        $ (3,358)   $ (4,115)   $(14,787)
                                                                ========    ========    ========

      Loss per share of common stock:

        Basic and diluted - as reported                         $  (0.34)   $  (0.41)   $  (1.50)
                                                                ========    ========    ========
        Basic and diluted - pro forma                           $  (0.34)   $  (0.41)   $  (1.50)
                                                                ========    ========    ========

      Accounting for the Impairment of Long-Lived Assets

      The Company  follows  SFAS No.  144,  "Accounting  for the  Impairment  or
          Disposal of Long-Lived Assets." Long-lived assets other than goodwill are evaluated for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      Use of Estimates

      The preparation  of financial  statements  in  accordance  with  generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable, inventory reserves, percentage of completion for long-term contracts, accrued expenses, goodwill valuation and the deferred tax asset valuation allowance. Actual results could differ from those and other estimates.

      New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150. "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, "Elements of Financial Statements," as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003. For all instruments entered into or last modified prior to May 31, 2003, SFAS 150 was effective at the beginning of the Company's third quarter of 2003. The adoption of SFAS 150 did not have a material effect on the Company's financial position or results of operations.

      In January 2003, the FASB issued interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity ("VIE") is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have an interest in structures that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have a material effect on the Company's financial position or results of operations.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This statement amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of this standard.

      In November 2002, the FASB reached a consensus regarding Emerging Issues Task Force ("EITF") Issue No. 00-21, "Revenue Arrangements with
          Multiple Deliverables." EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 did not have a material effect on the Company's financial position or results of operations.

      In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's financial position or results of operations.

      In June 2002, the FASB issued FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The principal difference between this Statement and EITF 94-3 relates to the Statement's requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 did not have a material effect on the Company's financial position or results of operations.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(2)   Liquidity

      As of December 31, 2003, the Company's debt included (a) $25,387,000 of senior debt including principal and interest, which, as a result of a January 14, 2004 extension, matures on April 15, 2004, (b) $6,144,000 principal amount of subordinated debt, which matured on July 3, 2001, and (c) $385,000 of 6% Debentures which matured on July 2, 2002. The Company was unable to pay the principal ($6,144,000) or interest ($3,205,000) on the subordinated notes or the principal ($385,000) or interest ($81,000) on the 6% Debenture. At December 31, 2003, the Company did not have sufficient resources to pay either the senior lender or the subordinated lenders and it is likely that it cannot generate such cash from its operations, and the senior lender had precluded the Company from making payments on any subordinated indebtedness, other than accounts payable in the normal course of business. Accordingly, all senior and subordinated debt are classified as current liabilities (note 7).

      The Company has suffered substantial recurring losses from operations and, as of December 31, 2003, has a working capital deficit of $36,825,000. In addition, the Company continued to suffer a decline in sales in 2003 from 2002 following a significant decline in sales in 2002 from 2001.

      As a result of its continuing financial difficulties:

          o the Company is having and may continue to have difficulty performing its obligations under its contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance;

          o   a number of creditors have engaged collection agencies; and

          o the Company has significantly scaled back its Operating Support Systems ("OSS") operations.

      A vendor has commenced an arbitration proceeding against us seeking $3 million for breach of contract (see note 19). If the claimant obtains a significant judgment against the Company and the claimant seeks to enforce the judgment, or if one or more of the Company's other creditors obtain significant judgments against it and seeks to enforce the judgments, the Company's ability to continue in business would be impaired and it may be necessary for the Company, or its senior lender may require the Company, to seek protection under the Bankruptcy Code.

      The Company is seeking to address its need for liquidity by exploring alternatives, including the possible sale of one or more of its divisions. If the Company sells any or all of its divisions, the agreement with the Company's senior lender requires it to pay the net proceeds to the senior lender. As a result of this provision and the Company's obligations to the holders of subordinated debt, unless the lenders consent to the Company retaining a portion of the net proceeds from any sale for its operations, the Company will not receive any significant amount, and may not receive any, of the net proceeds from any such sale for working capital. During 2003, 2002 and 2001, the Company was engaged in discussions with respect to the possible sale of its divisions; however, those negotiations were terminated without an agreement having been reached.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      During 2002 and 2003, the Company has taken steps to reduce overhead, including a reduction in personnel. The Company will continue to look to reduce costs while it seeks additional business from new and existing customers. Because of its present stock price, the Company cannot raise funds through the sales of its equity securities, and Porta's financial condition prevents it from issuing debt securities. In the event that the Company is unable to extend or restructure its debt obligations and sell one or more of its divisions, it cannot be assured that the Company will be able to continue in operations. Furthermore, the Company believes that its losses and its financial position, together with the continuing economic climate affecting the telecommunications industry generally, are having an adverse effect upon its ability to develop new business as competitors and potential customers question its ability both to perform its obligations under any agreements it may enter and to continue in business. The Company was informally advised, in 2001, by British Telecommunications, which is one of its largest customers that, because of Porta's financial position, this customer will not place orders with the Company for its OSS products until it can demonstrate that it is financially viable. However, this customer continues to place orders for OSS maintenance and is placing orders for line test products. The loss of this customer would have a material adverse effect upon the Company's operations.

      The Company's obligations to its senior lender mature on April 15, 2004, at which time, unless extended, all of the principal and interest on the senior debt becomes due and payable. The senior lender has granted the Company extensions in the past. However, at each maturity date, the senior lender reviews the Company's financial condition, business plan and prospects. The Company cannot determine whether the senior lender will continue to extend the loans. Any adverse event, including continuing declines in business or attempts by creditors, including judgment creditors, to realize on their claims or judgments could have an effect on the decision of the senior lender to extend or demand payment on the notes. In such event, it would be necessary for the Company to seek protection under the Bankruptcy Code.

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(3)   Accounts Receivable

      Accounts receivable are customer obligations due under normal trade terms.
          The Company sells its products directly to customers, to distributors and original equipment manufacturers involved in a variety of industries, principally telecommunications and military/aerospace. The Company performs continuing credit evaluations of its customers' financial condition and although it generally does not require collateral, letters of credit may be required from customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Included are any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2003 is adequate. However, actual write-offs might exceed the recorded allowance.

      Accounts  receivable  included  approximately  $1,213,000  and $873,000 at
          December 31, 2003 and 2002, respectively, of revenues earned but not yet contractually billable pursuant to long-term contracts for specialized products. All such amounts at December 31, 2003 are expected to be billed in 2004. In addition, accounts receivable included approximately $224,000 and $300,000 at December 31, 2003 and 2002, respectively, of retainage balances, representing amounts held back by customers to insure performance by the Company of its obligations under various long-term contracts. All such amounts, at December 31, 2003 are expected to be collected in 2004. The allowance for doubtful accounts receivable was $1,091,000 and $1,967,000 as of December 31, 2003 and 2002, respectively. The allowance for doubtful accounts was increased by provisions of $210,000, $23,000, and $0 and decreased by write-offs of $1,086,000, $224,000, and $309,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

(4)   Inventories

      Inventories consist of the following:
                                                  December 31,
                                           -------------------------------
                                               2003                2002
                                               ----                ----
               Parts and components        $1,673,000           1,767,000
               Work-in-process                427,000             208,000
               Finished goods                 904,000           1,388,000
                                           ----------           ---------
                                           $3,004,000           3,363,000
                                           ==========           =========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(5)   Property, Plant and Equipment

      Property, plant and equipment consists of the following:


                                                 December 31
                                        -----------------------------
                                            2003              2002          useful lives
                                            ----              ----          ------------
      Land                             $   132,000            132,000            --
      Buildings                          1,110,000          1,110,000          20 years
      Machinery and equipment            7,991,000          7,821,000         3-8 years
      Furniture and fixtures             2,295,000          2,551,000        5-10 years
      Transportation equipment              74,000             74,000           4 years
      Tools and molds                    3,833,000          3,774,000           8 years
      Leasehold improvements               882,000            858,000   Lesser of term of lease
                                       -----------          ---------   or estimated life of asset
                                        16,317,000         16,320,000
      Less accumulated depreciation
         and amortization               14,851,000         14,518,000
                                       -----------          ---------
                                       $ 1,466,000          1,802,000
                                       ===========          =========

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

       Effective January 1, 2002, the Company ceased amortization of goodwill resulting in a decrease of $795,000 in amortization for the year ended December 31, 2002 compared to the same period in 2001. Instead of amortizing goodwill over a fixed period of time, the Company will measure the fair value of the acquired business at least annually to determine if goodwill has been impaired. In addition, the Company completed the first step of the goodwill transitional impairment test, which required determining the fair value of the reporting units as of January 1, 2003 and comparing it to the carrying value of the reporting unit net assets. The Company determined that there was no impairment loss resulting from the transitional impairment test as of January 1, 2003.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

       As of December 31, 2003 and 2002, goodwill totaled $2,961,000. At such dates, all of the goodwill related to the Company's Signal division. During the second quarter of 2002, the Company was engaged in discussions with respect to the sale of the Signal division. Based on those discussions the Company determined that goodwill was impaired and it estimated that the amount of the impairment was $800,000. This amount was charged to operations in the quarter ended June 30, 2002. Furthermore, the Company cannot give assurances that further write-downs will not be necessary, although management believes that no additional goodwill impairment charges are necessary at this time.

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

                                              Year Ended December 31
                                    ------------------------------------------
                                       2003            2002           2001
                                       ----            ----           ----
                                      (In thousands, except per share data)

Reported net loss                   $(3,357)        $(4,114)        $(14,774)
    Add back:
    Goodwill amortization                --              --              795
                                    -------         -------         --------

Adjusted net loss                   $(3,357)        $(4,114)        $(13,979)
                                    =======         =======         ========

Basic and Diluted net loss
   per share of common stock:

    Reported net loss               $ (0.34)        $ (0.41)        $  (1.50)
    Goodwill amortization                --              --              .08
                                    -------         -------         --------

    Adjusted net loss               $ (0.34)        $(0.41)         $  (1.42)
                                    =======         =======         ========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(7)   Senior Debt

      On December 31, 2003 and 2002, Porta's senior debt consisted of debt under its credit facility in the amount of $25,387,000 and $25,070,000, respectively. Substantially all of the Company's assets are pledged as collateral for the senior debt. The current agreement with the senior lender, as amended in January 2004 and described below, will expire on April 15, 2004 and, accordingly, the senior debt has been classified as a current liability (see note 2).

      In March 2002, the senior lender agreed to an amended and restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $1,500,000 and subsequently increased in May 2002 to $2,250,000. The agreement allowed the Company to draw monies subject to the senior lender's receipt and approval of a weekly disbursement budget. Any advances under this agreement were at the discretion of the senior lender. Obligations under the new term loan bear interest at 12%, which interest shall accrue monthly and be added to the principal until September 1, 2002 when interest for the month of August 2002 became payable and current interest became payable. The agreement provides that all indebtedness prior to March 1, 2002 is reflected as an old term loan in the amount of $22,610,000, which includes the principal balance due at December 31, 2001 plus accrued interest though March 1, 2002. The old term loan bears no interest until such time as the senior lender in its sole discretion notifies the Company that interest shall be payable. Additionally, the senior lender prohibited the Company from making any payments on indebtedness to any subordinated creditors, but the Company is not prohibited from paying accounts payable in the ordinary course of business. Finally, the agreement allowed for standby letters of credit not to exceed a maximum of $573,000. As of December 31, 2003, the Company did not have any standby letters of credit outstanding. As of December 31, 2003, the Company had borrowed $2,250,000, the maximum principal amount under the new term loan, and the total principal and interest on the new term loan was $2,777,000.

      As consideration for an April 2001 loan amendment, the Company agreed to reduce the exercise price of the outstanding warrants to purchase approximately 570,000 shares of common stock held by its senior lender to $0.25 per share. The value of the reduction in exercise price was $39,000, which was recorded as interest expense and additional paid in capital. As of December 31, 2003, 100,000 of these warrants remain outstanding.

(8)   6% Convertible Subordinated Debentures

      As of December 31, 2003 and 2002, the Company had outstanding $385,000 of its 6% convertible subordinated debentures due July 1, 2002 (the "Debentures"). The Company has not paid interest on these Debentures since July 2000, and its senior lender prohibits it from making any payments of principal and interest (note 7). At December 31, 2003 and 2002, accrued interest on the debentures was $81,000 and $58,000, respectively. The trustee of the Debentures gave notice to the Company that the non-payment caused an event of default.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(9)   Subordinated Notes

      As of December 31, 2003 and 2002, $6,144,000 of Subordinated Notes were outstanding. As of December 31, 2003, $6,144,000 of principal and $3,205,000 of accrued interest were due and payable. However, the Company did not have the resources to pay the $6,144,000 principal and $3,205,000 of interest due on the subordinated debt. In addition, the senior lender had precluded the Company from making payments on the subordinated debt (note 7).

(10)  Joint Venture

      In April 2002, the Company sold its 50% interest in its Korean joint venture company, for $450,000 to its joint venture partner. Payment was made by the forgiveness of commissions, totaling $450,000, which were owed by the Company to its sales representation company (which is owned by the Company's joint venture partner) with respect to sales made by the joint venture in Korea. The investment in the joint venture had previously been written down to zero as the Company's share of the losses of the joint venture exceeded its investment. Therefore, the transaction was reflected as a $450,000 reduction in accrued commissions and a non-cash gain on sale of investment in joint venture.

(11)  Stockholders' Equity

      At December 31, 2003, the Company had outstanding (a) warrants issued to its senior lender to purchase 100,000 shares of common stock, which are currently exercisable at $0.25 per share and expire on June 6, 2005, (b) warrants issued to a vendor to purchase 15,000 shares of common stock, which are currently exercisable at $1.8125 per share and expire in May 2005 (c) warrants issued to the holders of subordinated notes to purchase 127,500 shares of Common Stock which are exercisable at $3.00 per share and expire on January 2, 2005.

(12)  Employee Benefit Plans

      The Company has deferred compensation  agreements with certain present and former officers and employees, with benefits commencing at retirement equal to 50% of the employee's base salary, as defined. Payments under the modified agreements will be made for a period ranging from approximately 15 to approximately 25 years. In 2003, under the modified requirements, the accrued liability was reduced by approximately $137,000. During 2002 and 2001, the Company accrued approximately $122,000 and $166,000, respectively, under the original agreements.

      The Company  maintains the Porta Systems Corp. 401(k) Savings Plan for the
          benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. Porta will match a participant's contribution by an amount equal to 25% of the first 6% contributed by the participant. A participant is 100% vested in the balance to his credit. For the years ended December 31, 2003, 2002 and 2001, the Company's contribution amounted to $37,000, $47,000 and $54,000, respectively.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

      The Company maintains the Employee Stock Purchase Plan for the benefit of eligible employees, as defined in the Purchase Plan, which permits employees to purchase the Company's common stock at discounts up to 10%. The Company has reserved 1,000,000 shares of the Company's stock for issuance under the plan. During 2002, and 2001, 55,803, and 130,250 shares, respectively, were issued pursuant to the Purchase Plan. No shares were issued in 2003 pursuant to the Plan.

      The Company does not provide any other post-retirement benefits to any of its employees.

(13)  Incentive Plans

      During 1999, the Company established an Employee Stock Bonus Plan whereby stock may be given to employees who are not officers or directors to recognize their contributions. A maximum of 95,750 shares of common stock is reserved for issuance pursuant to the Bonus Plan. No shares of common stock were issued pursuant to the Bonus Plan during 2003, 2002 and 2001.

      The Company's  1996 Stock  Incentive  Plan ("1996  Plan")  covers  450,000 shares of common stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1996 Plan was approved. Options under the 1996 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1996 Plan. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1996 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 2,000 shares on May 1st of each year commencing May 1, 1996, with an exercise price equal to the average closing price of the last ten trading days of April of each year.

      The Company's  1998  Non-Qualified  Stock Option Plan ("1998 Plan") covers
          450,000 shares of common stock. Options under the 1998 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors.

      The Company's  1999 Incentive and  Non-Qualified  Stock Option Plan ("1999
          Plan") covers 400,000 shares of common stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1999 Plan was approved. Options under the 1999 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1999 Plan. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1999 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year; provided, however, that the non-management directors will not be granted non-qualified options pursuant to the 1999 Plan for any year to the extent options are granted under the 1996 Plan for such year.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The weighted-average  fair values of options granted were $0.02, $0.05 and
          $0.23  per  share  for  options   granted  in  2003,  2002  and  2001,
          respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2003, 2002 and 2001:

                                 2003               2002              2001
                                 ----               ----              ----
      Dividends:             $0.00 per share   $0.00 per share   $0.00 per share
      Volatility:            50%               100%              100%
      Risk-free interest:    4.22%-5.48%       4.22%-5.48%       4.22%-5.48%
      Expected term:         5 - 9.6 years     5 - 9.6years      5 - 9.6years

      A summary of the status of the Company's stock option plans as of December 31, 2003, 2002, and 2001, and changes during the years ending on those dates is presented below:


                                     2003                         2002                       2001
                           ------------------------   -------------------------    -----------------------
                           Shares    Weighted         Shares     Weighted          Shares   Weighted
                           Under     Average          Under      Average           Under    Average
                           Option    Exercise Price   Option     Exercise Price    Option   Exercise Price
                           ------    --------------   ------     --------------    ------   --------------
Outstanding beginning
  of year                 601,530       $2.43         801,705       $3.96          949,713      $2.55

Granted                    15,000        0.02          15,000        0.07           55,000       0.29
Exercised                      --                          --                           --
Forfeited                 (64,000)       3.21        (215,175)       2.11         (203,008)      2.58
                          -------                     -------                      -------
Outstanding end of year   552,530       $2.27         601,530       $2.43          801,705      $3.96
                          =======                     =======                      =======
Options exercisable
  at year-end             542,530                     567,647                      698,105
                          =======                     =======                      =======

      The following table summarizes information about stock options outstanding under the stock option plans at December 31, 2003:


                                       Options Outstanding                                Options Exercisable
                       -------------------------------------------------------    -------------------------------
                                        Weighted-average
    Range of           Outstanding      Remaining             Weighted-average    Exercisable    Weighted-Average
    Exercise Prices    at 12/31/03      Contractual Life      Exercise Price      at 12/31/03    Exercise Price

    <$1.00               50,000            7.8 years               $0.15            48,000            $0.15
    $1.00 - 1.99        215,780            3.4 years               $1.51           215,780            $1.51
    $2.00 - 2.99         11,500            5.5 years               $2.26            11,500            $2.26
    $3.00 - 3.85        275,250             .4 years               $3.27           267,250            $3.26
                        -------                                                    -------
                        552,530                                                    542,530
                        =======                                                    =======

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(14) Income Taxes

      The provision (benefit) for income taxes consists of the following:


                                         2003                       2002                        2001
                                ---------------------      ---------------------       -----------------------
                                 Current     Deferred      Current      Deferred       Current        Deferred
                                 -------     --------      -------      --------       -------        --------
         Federal               $      --            --           --              --            --              --
         State and foreign      (272,000)           --       11,000              --      (203,000)             --
                               ----------   ----------     --------     -----------    -----------    -----------
                      Total    $(272,000)           --       11,000              --       203,000              --
                               ==========   ==========     ========     ===========    ==========     ===========

      The domestic and foreign components of loss before provision (benefit) for income taxes were as follows:

                                              2003        2002          2001
                                              ----        ----          ----
         United States                   $(2,989,000)  (3,726,000)  (11,578,000)
         Foreign                            (640,000)    (376,000)   (3,399,000)
                                         -----------   ----------   -----------
         Loss before provision
            (benefit) for income taxes   $(3,629,000)  (4,102,000)  (14,977,000)
                                         ===========   ==========   ===========

      A reconciliation of the Company's income tax provision and the amount computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes is as follows:


                                                                                 2003            2002          2001
                                                                                 ----            ----          ----
          Tax benefit at statutory rate                                      $(1,234,000)    (1,395,000)    (5,092,000)
          Increase (decrease) in income tax benefit resulting from:
             Increase in valuation allowance                                   1,379,000      1,094,000      3,057,000
             State and foreign taxes, less applicable federal benefits          (114,000)       (98,000)      (211,000)
             Non-deductible goodwill impairment                                       --        272,000      1,973,000
             Other expenses not deductible for tax purposes                        8,000         13,000        333,000
             Foreign income taxed at rates
                 different from U.S. statutory rate                              (16,000)       (78,000)       (19,000)
             Estimated NOL adjustments, including Section 382 limitation -            --             --
             Reversal and adjustments of prior year's accrual                   (275,000)       203,000       (262,000)
             Other                                                               (20,000)            --         18,000
                                                                             -----------    -----------    -----------
                                                                             $  (272,000)        11,000        203,000
                                                                             ===========    ===========    ===========

      Porta has unused United States tax net operating  loss (NOL) carryforwards of approximately $52,357,000 expiring at various dates between 2009 and 2023. Due to the 1997 change in ownership which resulted from the conversion of Porta's Zero coupon subordinated convertible notes to common stock, Porta's usage of its NOL will be limited in accordance with Internal Revenue Code section 382. Porta's carryforward utilization of the NOL is limited to $1,767,000 per year with respect to approximately $23.9 million of the NOL, representing the portion that arose prior to the change in control. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). In addition, Porta has foreign NOL carryforwards of approximately $6,734,000 with indefinite expiration dates.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      The components of the deferred tax assets, the net balance of which total zero after the valuation allowance, as of December 31, 2003 and 2002 are as follows:

                                                        2003            2002
                                                        ----            ----
          Deferred tax assets:
             Inventory                             $  1,018,000       1,313,000
             Allowance for doubtful accounts
                receivable                              420,000         757,000
             Benefits of tax loss carryforwards      22,447,000      20,690,000
             Benefit plans                              468,000         591,000
             Accrued commissions                        109,000         218,000
             Other                                    1,579,000       1,093,000
             Depreciation                               358,000         358,000
                                                   ------------    ------------
                                                     26,399,000      25,020,000
             Valuation allowance                    (26,399,000)    (25,020,000)
                                                   ------------    ------------
                                                   $         --    $         --

      Because of Porta's losses in 2003 and 2002, a valuation allowance for the entire deferred tax asset was provided due to the uncertainty as to future realization.

      The income tax  returns of Porta and its  subsidiary  operating  in Puerto
          Rico were examined by the IRS for the tax year ended December 31, 1989. As a result of this examination, the IRS increased the Puerto Rico subsidiary's taxable income resulting from intercompany transactions, with a corresponding increase in Porta's net operating losses. The settlement amounted to approximately $953,000. Porta was in a structured settlement with the IRS, which was reviewed annually, whereby monthly payments to be made to liquidate the settlement. As of December 31, 2002, Porta had not made all the required payments through that date under the settlement and had been in correspondence with the IRS to obtain an offer in compromise. As of December 31, 2002, $274,000 remained outstanding. In January 2003, Porta accepted an offer to pay $30,000 in full settlement of this liability; accordingly the related tax and accrued interest liability was reversed in 2003.

      No provision was made for U.S. income taxes on the undistributed earnings of Porta's foreign subsidiaries as it is management's intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 2003, undistributed earnings of the foreign subsidiaries amounted to approximately $1,472,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(15)  Leases

      At December 31, 2003, Porta and its subsidiaries leased manufacturing and administrative facilities, equipment and automobiles under a number of operating leases. Porta is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 2003, 2002, and 2001 amounted to approximately $537,000, $499,000 and $793,000, respectively. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

                       2004                      $  628,000
                       2005                         583,000
                       2006                         585,000
                       2007                         553,000
                       2008                         307,000
                       Thereafter                 2,996,000
                                                 ----------
                                                 $5,652,000

(16)  Major Customers

        Porta's five largest  customers  accounted for sales of  $8,507,000,  or approximately 43% of sales, for 2003, $9,784,000, or approximately 46% of sales, for 2002 and $13,444,000, or approximately 48% of sales, for 2001. Fujitsu Telecommunications Europe LTD was Porta's largest customer for 2003, accounting for sales of $3,150,000, or approximately 16%. Philippine Long Distance Telephone was Porta's largest customer for 2002 and 2001, accounting for sales of $2,725,000, or approximately 13%, and $3,485,000, or approximately 12%, respectively. A significant amount of sales of our products for use by British Telecommunications were sold to Fujitsu as purchasing agent for British Telecommunications. As a result, most of the sales to Fujitsu Telecommunications were for use by British Telecommunications. Direct sales to British Telecommunications were $1,480,000, or 8% of sales, for 2003, $2,306,000, or 11% of sales, for
          2002 and $3,339,000, or 12% of sales, for 2001. No other customers account for 10% or more of the Company's sales in 2003, 2002 or 2001.

(17)  Fair Values of Financial Instruments

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

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(18) Net Loss Per Share

      Options to purchase 552,530, 601,530 and 806,705 shares of common stock for 2003, 2002 and 2001, respectively, with exercise prices ranging from $0.02 to $3.85, $0.07 to $3.85 and $0.22 to $5.00 for 2003, 2002
          and 2001, respectively, were outstanding but not included in the computation of diluted net loss per share because the exercise prices were greater than the average market price of common stock during such years, and the effect of doing so would be anti-dilutive due to losses incurred.

      Warrants to purchase 242,500, 242,500 and 1,776,152 shares of common stock for 2003, 2002 and 2001, respectively, with exercise prices ranging from $0.25 to $3.00, $0.25 to $1.81 and $0.25 to $3.00 for 2003, 2002
          and 2001, respectively, were outstanding but not included in the computation of diluted net loss per share because the exercise prices were greater than the average market price of common stock during such years, and the effect of doing so would be anti-dilutive due to losses incurred.

(19)  Legal Matters

      In June 2002, BMS Corp. commenced an arbitration proceeding against the Company in New York City seeking damages of approximately $3,000,000 and alleging that Porta breached its agreement to market and sell an update to an OSS product which BMS was to develop for the Company. Porta believes that it has defenses to the claims by BMS and has filed a counterclaim to recover the $350,000 the Company advanced to BMS under the contract. The arbitrator has held three days of hearings and hearings are scheduled to resume in April 2004. If BMS obtains a significant judgment against the Company in this proceeding and seeks to enforce the judgment, the Company's ability to continue in business would be impaired.

     In July 1996, an action was commenced against the Company and certain present and former directors in the Supreme Court of the State of New York, New York County by certain of the Company's stockholders and warrant holders who acquired their securities in connection with the Company's acquisition of Aster Corporation. The complaint alleges breach of contract against Porta and breach of fiduciary duty against the Company's directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint seeks damages of $413,000; however, counsel for the plaintiff has advised Porta that additional plaintiffs may be added and, as a result, the amount of damages claimed may be substantially greater than the amount presently claimed. Porta believes that it has valid defenses to the claims. There has been no significant activity in this matter subsequent to December 31, 1999, and the case has been administratively dismissed for failure to prosecute.

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

      In July 2001, the holder of a subordinated note in the principal amount of $500,000 commenced an action against the Company in the United States District Court for the Southern District of New York seeking payment of the principal and accrued interest on their subordinated notes which were payable in July 2001. The payment of the note is subordinated to payment of Porta's senior debt. The plaintiff's motion for a summary judgment was denied by the court on the grounds that the terms of the note did not give them permission to obtain a judgment while the Company remained in default to the senior debt holder. Since that time, the action has remained inactive.

(20)  Cash Flow Information

      (1) Supplemental cash flow information for the years ended December 31, is as follows:

                                           2003           2002           2001
                                           ----           ----           ----
          Cash paid for interest           $  6             10            933
                                           ====           ====           ====
          Cash paid for income taxes       $ 11              2            131
                                           ====           ====           ====

      (2) Non-cash transactions:

                  In 2001, Porta incurred a non-cash charge of $39,000 as a result of the reduction in the exercise price of the Warrants issued to its senior lender in connection with an agreement to add all current and future interest due to the principal balance through the loan expiration date.

(21)  Segment and Geographic Data

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

                                              2003         2002        2001
                                              ----         ----        ----
          Revenue:

                Line                      $11,334,000    9,598,000   12,756,000
                OSS                         3,249,000    6,414,000    8,874,000
                Signal                      4,253,000    4,523,000    5,737,000
                                          -----------   ----------   ----------
                                          $18,836,000   20,535,000   27,367,000
                                          ===========   ==========   ==========

          Segment profit (loss):

                Line                      $ 1,634,000     (565,000)   1,275,000
                OSS                        (3,072,000)     226,000   10,518,000)
                Signal                      1,393,000      286,000    1,449,000
                                          -----------   ----------   ----------
                                          $   (45,000)     (53,000)  (7,794,000)
                                          ===========   ==========   ==========

          Depreciation and amortization:

                Line                      $   253,000      245,000      374,000
                OSS                           136,000      350,000    1,262,000
                Signal                         22,000       25,000      166,000
                                          -----------   ----------   ----------
                                          $   411,000      620,000    1,802,000
                                          ===========   ==========   ==========

          Total identifiable assets:

                Line                      $ 4,099,000    3,975,000    5,990,000
                OSS                         2,932,000    4,538,000    4,268,000
                Signal                      4,293,000    4,319,000    5,557,000
                                          -----------   ----------   ----------
                                          $11,324,000   12,832,000   15,815,000
                                          ===========   ==========   ==========

          Capital expenditures:

                Line                      $    46,000       37,000      132,000
                OSS                                 0       58,000       55,000
                Signal                          4,000        9,000            0
                                          -----------   ----------   ----------
                                          $    50,000      104,000      187,000
                                          ===========   ==========   ==========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements, Continued

      The following table reconciles segment totals to consolidated totals:

                                                                 2003            2002           2001
                                                                 ----            ----           ----
          Revenue:
             Total revenue for reportable segments          $ 18,836,000      20,535,000      27,367,000
             Other revenue                                       754,000         882,000         695,000
                                                            ------------    ------------    ------------
          Consolidated total revenue                        $ 19,590,000      21,417,000      28,062,000
                                                            ============    ============    ============
          Operating loss:
             Total segment  loss for reportable segments    $     45,000)        (53,000)     (7,794,000)
             Corporate and unallocated                        (2,307,000)     (2,828,000)     (3,659,000)
                                                            ------------    ------------    ------------
          Consolidated total operating loss                 $ (2,352,000)     (2,881,000)    (11,453,000)
                                                            ============    ============    ============
          Depreciation and amortization:
             Total for reportable segments                  $    411,000         620,000       1,802,000
             Corporate and unallocated                            72,000          93,000         107,000
                                                            ------------    ------------    ------------
          Consolidated total deprecation and amortization   $    483,000         713,000       1,909,000
                                                            ============    ============    ============
          Total assets:
             Total for reportable segments                  $ 11,324,000      12,832,000      15,815,000
             Corporate and unallocated                         1,031,000       1,396,000       2,018,000
                                                            ------------    ------------    ------------
          Consolidated total assets                         $ 12,355,000      14,228,000      17,833,000
                                                            ============    ============    ============
          Capital expenditures:
             Total for reportable segments                  $     50,000         104,000         187,000
             Corporate and unallocated                            22,000          20,000           9,000
                                                            ------------    ------------    ------------
          Consolidated total capital expenditures           $     72,000         124,000         196,000
                                                            ============    ============    ============

      The following table presents information about the Company by geographic area:

                                             2003          2002         2001
                                             ----          ----         ----
          Revenue:
                United States            $ 8,610,000     9,877,000    12,999,000
                United Kingdom             7,523,000     6,388,000     8,060,000
                Asia/Pacific                 428,000     2,725,000     4,552,000
                Other Europe               1,228,000     1,600,000     1,761,000
                Latin America                238,000       258,000       288,000
                Other North America        1,037,000       565,000       357,000
                Other                            526         4,000        45,000
                                         -----------   -----------   -----------

          Consolidated total revenue     $19,590,000    21,417,000    28,062,000
                                         ===========   ===========   ===========

          Consolidated long-lived assets:
                United States            $ 3,859,000     4,274,000     5,301,000
                United Kingdom               255,000       364,000       583,000
                Other North America          393,000       455,000       523,000
                Asia/Pacific                       0             0             0
                Latin America                  5,000         7,000         8,000
                Other                              0         3,000         2,000
                                         -----------   -----------   -----------
                                           4,512,000     5,103,000     6,417,000
             Current and other assets      7,843,000     9,125,000    11,416,000
                                         -----------   -----------   -----------
          Consolidated total assets      $12,355,000    14,228,000    17,833,000
                                         ===========   ===========   ===========

                                                                     (Continued)

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              Notes to Consolidated Financial Statements, Continued

(22)  Quarterly Information (Unaudited)

      The following presents certain unaudited quarterly financial data:

                                                                 Quarter Ended
                                     -------------------------------------------------------------------------
                                     March 31, 2003   June 30, 2003    September 30, 2003    December 31, 2003
                                     --------------   -------------    ------------------    -----------------
      Net sales                      $ 4,374,000       $ 3,964,000         $5,787,000           $5,465,000
      Gross profit                       993,000         1,068,000          2,059,000            1,324,000
      Net  loss                       (1,426,000)       (1,041,000)          (214,000)            (676,000)
      Basic and diluted
        net loss per share:               $(0.14)           $(0.10)            $(0.02)              $(0.07)

                                                                 Quarter Ended
                                     -------------------------------------------------------------------------
                                     March 31, 2002   June 30, 2002    September 30, 2002    December 31, 2002
                                     --------------   -------------    ------------------    -----------------
      Net sales                      $  4,744,000      $ 6,492,000        $ 5,093,000           $ 5,088,000
      Gross profit                        878,000        2,117,000          2,025,000             1,798,000
      Net income (loss)                (2,637,000)        (887,000)          (696,000)              106,000
      Basic and diluted net
        income (loss)  per share:          $(0.26)          $(0.09)            $(0.07)                $0.01

      The net loss for the quarter ended December 31, 2003 reflects a benefit associated with a modification of deferred compensation agreements of approximately $214,000. In addition, the Company recorded additional estimated costs to complete long - term contracts in progress of $600,000.

      Net income for the quarter ended December 31, 2002 reflects the benefit associated with the reversal of certain reserves for potential claims established in prior years and a settlement of a lease obligation, approximating $400,000. In addition, the Company reduced certain expense estimates recorded in earlier quarters in 2002, approximating $400,000.