Form 10-Q
period 2004-03-31
PORTA SYSTEMS CORP
filed 2004-05-13
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

      Common stock (par value $0.01) 9,972,284 shares as of April 29, 2004

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                      March 31,         December 31,
                                                                                        2004                 2003
                                                                                    -----------       -----------------
Assets                                                                              (Unaudited)
------
Current assets:
     Cash and cash equivalents                                                      $        167      $        469
     Accounts receivable - trade, less allowance for doubtful accounts                     6,061             3,898
     Inventories                                                                           2,533             3,004
     Prepaid expenses and other current assets                                               430               472
                                                                                    ------------      ------------
                  Total current assets                                                     9,191             7,843

      Property, plant and equipment, net                                                   1,394             1,466
      Goodwill                                                                             2,961             2,961
      Other assets                                                                            75                85
                                                                                    ------------      ------------
                  Total assets                                                      $     13,621      $     12,355
                                                                                    ============      ============

                                    Liabilities and Stockholders' Deficit
                                    -------------------------------------
Current liabilities:
      Senior debt                                                                   $     25,472      $     25,387
      Subordinated notes                                                                   6,144             6,144
      6% convertible subordinated debentures                                                 385               385
      Accounts payable                                                                     6,014             5,635
      Accrued expenses                                                                     3,027             3,117
      Accrued interest payable                                                             3,823             3,563
      Accrued commissions                                                                    243               284
      Deferred compensation                                                                   58                58
      Income taxes payable                                                                    70                95
                                                                                    ------------      ------------
                  Total current liabilities                                               45,236            44,668
                                                                                    ------------      ------------

Deferred compensation                                                                        909               925
                                                                                    ------------      ------------
                  Total long-term liabilities                                                909               925
                                                                                    ------------      ------------

                  Total liabilities                                                       46,145            45,593
                                                                                    ------------      ------------

Stockholders' deficit:
      Preferred stock, no par value; authorized 1,000,000 shares, none issued                 --                --
      Common stock, par value $.01; authorized 20,000,000 shares, issued
      10,003,224 at March 31, 2004 and December 31, 2003                                     100               100
       Additional paid-in capital                                                         76,059            76,059
       Accumulated deficit                                                              (102,552)         (103,380)
       Accumulated other comprehensive loss:
               Foreign currency translation adjustment                                    (4,193)           (4,079)
                                                                                    ------------      ------------
                                                                                         (30,586)          (31,300)
        Treasury stock, at cost                                                           (1,938)           (1,938)
                                                                                    ------------      ------------
                  Total stockholders' deficit                                            (32,524)          (33,238)
                                                                                    ------------      ------------
                  Total liabilities and stockholders' deficit                       $     13,621      $     12,355
                                                                                    ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
 Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
                    (In thousands, except per share amounts)

                                                                             Three Months Ended
                                                                         March 31,         March 31,
                                                                           2004              2003
                                                                       ------------      ------------


Sales                                                                  $      8,100      $      4,374
Cost of sales                                                                 4,970             3,381
                                                                       ------------      ------------
     Gross profit                                                             3,130               993

Selling, general and administrative expenses                                  1,466             1,556
Research and development expenses                                               513               572
                                                                       ------------      ------------
         Total expenses                                                       1,979             2,128
                                                                       ------------      ------------

         Operating income (loss)                                              1,151            (1,135)

Interest expense                                                               (323)             (307)
Interest income                                                                  --                 1
                                                                       ------------      ------------

         Income (loss) before income taxes                                      828            (1,441)

Income tax benefit                                                               --                15
                                                                       ------------      ------------

Net income (loss)                                                      $        828      $     (1,426)
                                                                       ============      ============

Other comprehensive income (loss):

         Foreign currency translation adjustments                              (114)              (80)
                                                                       ------------      ------------

Comprehensive income (loss)                                            $        714      $     (1,506)
                                                                       ============      ============

Per share data:

Basic per share amounts:

         Income (loss) per share of common stock                       $       0.08      $      (0.14)
                                                                       ============      ============

         Weighted average shares outstanding                                  9,972             9,972
                                                                       ============      ============

Diluted per share amounts:

         Income (loss) per share of common stock                       $       0.08      $      (0.14)
                                                                       ============      ============

         Weighted average shares outstanding                                  9,972             9,972
                                                                       ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                             Three Months Ended
                                                                          March 31,         March 31,
                                                                            2004              2003
                                                                        ------------      ------------
Cash flows from operating activities:
     Net income (loss)                                                  $        828      $     (1,426)
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
         Depreciation and amortization                                            95               139

Changes in operating assets and liabilities:
         Accounts receivable                                                  (2,163)              267
         Inventories                                                             471                88
         Prepaid expenses  and other current assets                               42               (95)
         Other assets                                                             10               118
         Accounts payable, accrued expenses and other liabilities                467               450
                                                                        ------------      ------------
              Net cash used in operating activities                             (250)             (459)
                                                                        ------------      ------------

Cash flows from investing activities:
         Capital expenditures, net                                               (18)              (62)
                                                                        ------------      ------------
              Net cash used in investing activities                              (18)              (62)
                                                                        ------------      ------------

Cash flows from financing activities:
         Proceeds from senior debt                                                85                75

         Repayments of short term loans                                           --                (1)
                                                                        ------------      ------------
              Net cash provided by financing activities                           85                74
                                                                        ------------      ------------

     Effect of exchange rate changes on cash                                    (119)              (73)
                                                                        ------------      ------------

     Decrease in cash and cash equivalents                                      (302)             (520)

     Cash and cash equivalents - beginning of the year                           469               779
                                                                        ------------      ------------

     Cash and cash equivalents - end of the period                      $        167      $        259
                                                                        ============      ============

     Supplemental cash flow disclosure:

         Cash paid for interest expense                                 $          1      $          1
                                                                        ============      ============

         Cash paid for income taxes                                     $         16      $          4
                                                                        ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:     Management's   Responsibility   For  Interim  Financial   Statements
            Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2003. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2003 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the first three months of 2004 are not necessarily indicative of results for the year.

Note 2: Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market. The composition of inventories at the end of the respective periods is as follows:

                                        March 31, 2004        December 31, 2003
                                        --------------        -----------------
                                                    (in thousands)
         Parts and components          $        1,344         $           1,673
         Work-in-process                          616                       427
         Finished goods                           573                       904
                                       --------------         -----------------
                                       $        2,533         $           3,004
                                       ==============         =================

Note 3: Senior and Subordinated Debt

      On March 31, 2004, the Company's debt to its senior lender was $25,472,000. Under recent amendments, the loan becomes due and payable on June 30, 2004. If the agreement is not extended beyond June 30, 2004, and if the senior lender demands payment of all or a significant portion of the loan when due, the Company will not be able to continue in business and may seek protection under the Bankruptcy Code.

      As of March 31, 2004, the Company's short-term debt also included $6,144,000 of subordinated debt that became due on July 3, 2001 and $385,000 of 6% debentures which became due on July 2, 2002. Accrued interest on the subordinated notes was approximately $3,436,000, which represents interest from July 2000 through March 31, 2004, and accrued interest on the 6% debentures was $87,000. We are precluded by our senior lender from paying any principal or interest on the subordinated debt.

Note 4: Accounting for Stock Based Compensation

      The Company applies the intrinsic value method as outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net loss and net loss per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. Since there was no stock-based compensation in the quarters ended March 31, 2004 and 2003, pro forma income/(loss) is the same as the reported net income/(loss).

Note 5: Segment Data

      The Company has three reportable segments: Line Connection and Protection Equipment ("Line") whose products interconnect copper telephone lines to switching equipment and provide fuse elements that protect telephone equipment and personnel from electrical surges; Signal Processing ("Signal") whose products are used in data communication devices that employ high frequency transformer technology, and Operating Support Systems ("OSS") whose products automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment.

      The factors used to determine the above segments focused primarily on the types of products and services provided, and the type of customer served. Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

      There has been no significant change from December 31, 2003 in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company's assets.

                                                   Three Months Ended
                                           March 31, 2004        March 31, 2003
                                           --------------        --------------
            Sales:
                  Line                      $  5,972,000        $     2,161,000
                  Signal                       1,303,000              1,065,000
                  OSS                            811,000                913,000
                                            ------------        ----------------

                                            $  8,086,000        $     4,139,000
                                            ============        ===============

            Segment profit (loss):
                  Line                      $  1,636,000        $         3,000
                  Signal                         455,000                349,000
                  OSS                           (298,000)              (853,000)
                                            ------------        ---------------

                                            $  1,793,000        $      (501,000)
                                            ============        ===============

The following table reconciles segment totals to consolidated totals:

                                                                           Three Months Ended
                                                                  March 31, 2004          March 31, 2003
                                                                  --------------          ---------------
            Sales:
               Total revenue for reportable segments               $  8,086,000           $     4,139,000
               Other revenue                                             14,000                   235,000
                                                                   ------------           ---------------
               Consolidated total revenue                          $  8,100,000           $     4,374,000
                                                                   ============           ===============

            Operating Profit (loss):
               Total segment profit (loss) for
                  reportable segments                              $  1,793,000           $      (501,000)
               Corporate and unallocated                               (642,000)                 (634,000)
                                                                   ------------           ---------------
               Consolidated total operating profit (loss)          $  1,151,000           $    (1,135,000)
                                                                   ============           ===============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            2004         2003
                                                            ----         -----
Sales                                                       100%         100%
Cost of Sales                                                61%          77%
Gross Profit                                                 39%          23%
Selling, general and administrative expenses                 18%          36%
Research and development expenses                             6%          13%
     Operating income(loss)                                  14%         (26%)
Interest expense - net                                       (4%)         (7%)
Net  income (loss)                                           10%         (33%)

      The Company's sales by product line for the periods ended March 31, 2004 and 2003 are as follows:

                                                  Three Months Ended March 31,
                                                             $(000)
                                                       2004              2003
                                                       ----              ----

Line connection/protection equipment           $  5,972    74%   $  2,161    49%
Signal Processing                                 1,303    16%      1,065    24%
OSS equipment                                       811    10%        913    21%
Other                                                14     0%        235     6%
                                               ---------------   ---------------
                                               $  8,100   100%   $  4,374   100%
                                               ===============   ===============

Overview

      We operate in the telecommunications industry, and our customer base consists largely of government-owned and privately-owned telecommunications companies. During the recent past, the telecommunications industry has been affected by a worldwide slowdown, and many, if not most, telecommunications companies have scaled back plans for expansion, which has resulted in a significant drop in the requirements for products including products such as those sold by the Company. The improvement shown in the results of operations for the quarter ended March 31, 2004 results from an increase in sales of our Line products to British Telecommunications. This improvement in the quarter is not necessarily indicative of future results, and our ability to continue to operate profitably is dependent upon continued purchases by this customer or our developing new customers. We anticipate a lower level of sales to British Telecommunications, for the second quarter, based upon current and projected order rates.

      Our business is divided into three segments -- line connection and protection equipment ("Line") which interconnects copper telephone lines to switching equipment and provides fuse elements that protect telephone equipment and personnel from electrical surges; signal processing ("Signal") equipment which is used in data communication devices that employ high frequency transformer technology: and Operating Support Systems ("OSS") which automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment.

      Because our OSS contracts are long-term contracts, our customers and potential customers have raised concerns about our financial condition and our ability to perform our obligations under our contracts, as well as to provide ongoing services. We recognize revenue from OSS contracts on a percentage-of-completion basis primarily measured by the attainment of milestones. We recognize anticipated losses, if any, in the period in which they are identified. We are continuing to sustain operating losses from the OSS division. As a result, during 2003 we further scaled back our OSS operations, and we now perform maintenance services for existing customers and we market our products in selected markets. Even with the reduced scale of OSS operations, we are continuing to incur an operating loss in this division. If we are not able to generate profits from these operations, we may discontinue our OSS operations.

      Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment to telephone operating companies in the United States and foreign countries. Our Line division operated at a profit for the three months ended March 31, 2004 as a result of increased sales to British Telecommunications. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated a modest operating profit for the three months ended March 31, 2004 and the comparable period of 2003. We recognize revenue from Line and Signal products when the product is shipped.

      Our obligations to our senior lender mature on June 30, 2004. The senior lender has expressed concern as to whether our business is or can be either viable or saleable in the context of its ability to realize any meaningful percentage of our debt to it. Although the senior lender has during the past years, extended the maturity date from time to time as we approached an expiration date, we cannot give any assurance that the senior lender will extend the loan beyond June 30, 2004 or that if an extension is granted, that the extension will not be the final extension which the senior lender grants to us. If the senior lender does not extend the maturity date of our obligations and demands payment of all or a significant portion of our obligations due to the senior lender, we will not be able to continue in business and we may seek protection under the Bankruptcy Code. We cannot assure you that our senior lender will not demand payment of all or a significant portion of our obligations or that we will not seek protection under the Bankruptcy Code in anticipation of a decision by the senior lender to demand payment.

Results of Operations

      Our sales for the quarter ended March 31, 2004 were $8,100,000, representing an increase of $3,726,000 (85%) compared to the quarter ended March 31, 2003 of $4,374,000. As discussed above, the increased sales level resulted primarily from increased sales of Line products to British Telecommunications that commenced in the third quarter of 2003 as a result of an increase by British Telecommunications in the availability of DSL lines in the United Kingdom, and to a significantly lesser extent from a modest increase in sales of our Signal products.

      Line equipment sales increased by $3,811,000 (176%) from $2,161,000 for the March 2003 quarter to $5,972,000 for the March 2004 quarter, reflecting the increased sales to British Telecommunications.

      Signal processing revenue for the quarter ended March 31, 2004 compared to 2003 increased by $238,000 (22%) from $1,065,000 to $1,303,000. This increase resulted from our ability to ship orders from backlog on a more timely basis than in the comparable period of 2003.

      OSS sales decreased by $102,000 (11%) from $913,000 for the quarter ended March 31, 2003 to $811,000 for the quarter ended March 31, 2004. The decreased sales resulted from a lower level of new contracts resulting from the slowdown in the telecommunications market and the reduction in the scope of our OSS operations.

      Gross margin for the March 2004 quarter was 39% compared to 23% for the March 2003 quarter. This increase is the result of better absorption of manufacturing overhead created by the increase in our Line business and reduced OSS costs.

      Selling, general and administrative expenses decreased by $90,000 (6%) from $1,556,000 in the March 2003 quarter to $1,466,000 in the March 2004 quarter. This decrease relates primarily to reduced consulting services and commissions reflecting our current level of business.

      Research and development expenses decreased by $59,000 (10%) from $572,000 in the March 2003 quarter to $513,000 in the March 2004 quarter. This decrease results primarily from our reduction in product development for our OSS business, consistent with the reduction in the OSS business. Our inability to fund research and development could adversely affect our ability to offer products based on developing technologies, which could affect our ability to sell product in future years.

      As a result of the foregoing, we had an operating income of $1,151,000 for the March 2004 quarter, as compared to an operating loss of $1,135,000 for the March 2003 quarter.

      Pursuant to our agreement with our senior lender, we have not paid or accrued interest on $22,600,000 of senior debt since March 2002. As a result, our statements of operations do not reflect any interest charges on this portion of our senior debt for 2003 or 2004. The senior lender has the right at any time to require us to pay interest; however, our obligation to pay interest will not require us to pay interest on such senior debt for periods prior to the date the senior lender requires us to commence interest payments. We continue to accrue interest on obligations to our senior lender which were incurred subsequent to March 2002. Interest expense increased by $16,000 (5%) from $307,000 in 2003 to

$323,000 in 2004. The increase represents accrued interest on loan principal of $2,225,000 to our senior lender which was incurred subsequent to March 2002.

      As the result of the foregoing, we generated net income of $828,000, $.08 per share (basic and diluted), for the March 2004 quarter versus a net loss of $1,426,000, $0.14 per share (basic and diluted), for the March 2003 quarter.

Liquidity and Capital Resources

      At March 31, 2004, we had cash and cash equivalents of $167,000 compared with $469,000 at December 31, 2003. Our working capital deficit at March 31, 2004 was $36,045,000, compared to a working capital deficit of $36,825,000 at December 31, 2003, a reduction of $780,000 in our working capital deficit. This improvement is the result of our improved operating results for the quarter ended March 31, 2004. We used $250,000 of cash in our operations during the March 2004 quarter.

      As of March 31, 2004, our debt includes $25,472,000 of senior debt which matures on June 30, 2004, $6,144,000 of subordinated debt that became due on July 3, 2001, and $385,000 of 6% debentures which became due on July 2, 2002. We were unable to pay the interest payment on the subordinated notes of approximately $3,436,000 that represents interest from July 2000 through March 2004, or the interest on the subordinated debentures of approximately $87,000. We have been notified by the trustee of 6% debentures that the non-payment of the principal and interest caused an event of default. At March 31, 2004, we did not have sufficient resources to pay either the senior lender or the subordinated lenders; it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making any payments on the subordinated debt.

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

      Although we have scaled back our OSS operations, we are having, and may continue to have, difficulty performing our obligations under our OSS contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance. Furthermore, one creditor has engaged a collection agency, and a vendor has commenced arbitration proceedings against us alleging breach of contract.

      We have sought to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. During 2002 and 2003 we were engaged in discussions with respect to the possible sale of our divisions; however, those negotiations were terminated without reaching an agreement, and we may not be able to sell those divisions on acceptable, if any, terms. We will continue to consider the sale of one or more of our divisions; however, if we sell a division, we anticipate that a substantial portion, if not all, of the net proceeds will be paid to our senior lender and we will not receive any significant amount of working capital from such a sale. Furthermore, if we only sell one division, we may be unable to reduce overhead sufficiently to enable us to operate profitably.

      During 2002 and 2003, we have taken steps to reduce overhead and headcount by relocating the executive, sales/marketing, accounting and research and development departments to less expensive offices in Syosset, NY and further reduced the OSS personnel as part of the scaling-down effort. We will continue to look to reduce costs while we seek additional business from new and existing customers.

      Because of our present stock price, we cannot raise funds through the sale of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, even though we generated net income for the quarter ended March 31, 2004, our ability to operate profitably in the future is dependent upon the continuation of orders from British Telecommunications or the development of new business, and we cannot assure you that we will be able to do so.

Forward Looking Statements

      Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state the Company's intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors," in our Form 10-K for the year ended December 31, 2003 and those described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements.

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


Item 4. Controls and Procedures

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

Internal Control Over Financial Reporting

      There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            31.1 Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2 Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

            On April 1, 2004 the Company reported its results of operations for the year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PORTA SYSTEMS CORP.

      Dated May 12, 2004                   By /s/William V. Carney
                                              ---------------------------
                                              William V. Carney
                                              Chairman of the Board
                                              and Chief Executive Officer

      Dated May 12, 2004                   By /s/Edward B. Kornfeld
                                              ----------------------------------
                                              Edward B. Kornfeld
                                              President, Chief Operating Officer
                                              and Chief Financial Officer