Form 10-Q
period 2004-06-30
PORTA SYSTEMS CORP
filed 2004-08-12
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


            For the transition period from............to.............
                          Commission file number 1-8191


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

       Common stock (par value $0.01) 9,972,284 shares as of July 22, 2004

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                June 30,    December 31,
                                                                                  2004         2003
                                                                                ---------   ------------
                                                                                (Unaudited)
                                        Assets
Current assets:
     Cash and cash equivalents                                                  $     717    $     469
     Accounts receivable - trade, less allowance for doubtful accounts              3,698        3,898
     Inventories                                                                    3,121        3,004
     Prepaid expenses and other current assets                                        464          472
                                                                                ---------    ---------
                  Total current assets                                              8,000        7,843

      Property, plant and equipment, net                                            1,356        1,466
      Goodwill, net                                                                 2,961        2,961
      Other assets                                                                     73           85
                                                                                ---------    ---------
                  Total assets                                                  $  12,390    $  12,355
                                                                                =========    =========

                        Liabilities and Stockholders' Deficit
Current liabilities:
      Senior debt                                                               $  25,562    $  25,387
      Subordinated notes                                                            6,144        6,144
      6% convertible subordinated debentures                                          385          385
      Accounts payable                                                              4,827        5,635
      Accrued expenses                                                              2,481        3,117
      Accrued interest payable                                                      4,040        3,563
      Accrued commissions                                                             270          284
      Deferred compensation                                                            58           58
      Income taxes payable                                                              8           95
                                                                                ---------    ---------
                  Total current liabilities                                        43,775       44,668
                                                                                ---------    ---------

Deferred compensation                                                                 894          925
                                                                                ---------    ---------
                  Total long-term liabilities                                         894          925
                                                                                ---------    ---------

                  Total liabilities                                                44,669       45,593
                                                                                =========    =========

Stockholders' deficit:
      Preferred stock, no par value; authorized 1,000,000 shares, none issued          --           --
      Common stock, par value $.01; authorized 20,000,000 shares, issued
      10,003,224 shares at June 30, 2004 and December 31, 2003                        100          100
       Additional paid-in capital                                                  76,059       76,059
       Accumulated deficit                                                       (102,232)    (103,380)
       Accumulated other comprehensive loss:
               Foreign currency translation adjustment                             (4,268)      (4,079)
                                                                                ---------    ---------
                                                                                  (30,341)     (31,300)
        Treasury stock, at cost                                                    (1,938)      (1,938)
                                                                                ---------    ---------
                  Total stockholders' deficit                                     (32,279)     (33,239)
                                                                                ---------    ---------
                  Total liabilities and stockholders' deficit                   $  12,390    $  12,355
                                                                                =========    =========

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
 Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
                    (In thousands, except per share amounts)


                                                         Six Months Ended
                                                       June 30,    June 30,
                                                         2004        2003
                                                       --------    --------

Sales                                                  $ 14,372    $  8,338
Cost of sales                                             8,875       6,278
                                                       --------    --------
     Gross profit                                         5,497       2,060
                                                       --------    --------

Selling, general and administrative expenses              2,642       3,141
Research and development expenses                         1,021       1,016
                                                       --------    --------
         Total expenses                                   3,663       4,157
                                                       --------    --------

         Operating income(loss)                           1,834      (2,097)

Interest expense                                           (660)       (627)
Interest income                                              --           1
Other income (expense), net                                  --         (26)
                                                       --------    --------

         Income (loss) before income taxes                1,174      (2,749)

Income tax (expense) benefit                                (26)        282
                                                       --------    --------

Net income (loss)                                      $  1,148    $ (2,467)
                                                       ========    ========

Other comprehensive loss:
         Foreign currency translation adjustments          (189)        (50)
                                                       --------    --------

Comprehensive income (loss)                            $    959    $ (2,517)
                                                       ========    ========


Per share data:

Basic per share amounts:

         Net income (loss) per share of common stock   $   0.12    $  (0.25)
                                                       ========    ========

         Weighted average shares outstanding              9,972       9,972
                                                       ========    ========

Diluted per share amounts:

         Net income (loss) per share of common stock   $   0.12    $  (0.25)
                                                       ========    ========

         Weighted average shares outstanding              9,972       9,972
                                                       ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
 Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
                    (In thousands, except per share amounts)


                                                       Three Months Ended
                                                       June 30,   June 30,
                                                         2004       2003
                                                       -------    -------

Sales                                                  $ 6,272    $ 3,964
Cost of sales                                            3,905      2,897
                                                       -------    -------
     Gross profit                                        2,367      1,067
                                                       -------    -------

Selling, general and administrative expenses             1,176      1,586
Research and development expenses                          508        444
                                                       -------    -------
         Total expenses                                  1,684      2,030
                                                       -------    -------

         Operating income (loss)                           683       (963)

Interest expense                                          (337)      (320)
Other income (expense), net                                 --        (26)
                                                       -------    -------

         Income (loss) before income taxes                 346     (1,309)

Income tax benefit (expense)                               (26)       268
                                                       -------    -------

         Net income (loss)                             $   320    $(1,041)
                                                       =======    =======

Other comprehensive gain (loss):
         Foreign currency translation adjustments          (75)        30
                                                       -------    -------

Comprehensive income (loss)                            $   245    $(1,011)
                                                       =======    =======

Per share data:

Basic per share amounts:

         Net income (loss) per share of common stock   $  0.03    $ (0.10)
                                                       =======    =======

         Weighted average shares outstanding             9,972      9,972
                                                       =======    =======

Diluted per share amounts:

         Net income (loss) per share of common stock   $  0.03    $ (0.10)
                                                       =======    =======

         Weighted average shares outstanding             9,972      9,972
                                                       =======    =======

     See accompanying notes to unaudited consolidated financial statements.

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                      Six Months Ended
                                                                     June 30,   June 30,
                                                                       2004       2003
                                                                     -------    -------
Cash flows from operating activities:
     Net income (loss)                                               $ 1,148    $(2,467)
     Adjustments to reconcile net income (loss) to net cash
         provided by ( used in) operating activities:
         Depreciation and amortization                                   191        259
Changes in operating assets and liabilities:
         Accounts receivable                                             200      1,043
         Inventories                                                    (117)       429
         Prepaid expenses                                                  8        (60)
         Other assets                                                     12        223
         Accounts payable, accrued expenses and other liabilities     (1,100)       114
                                                                     -------    -------
              Net cash provided by ( used in) operating activities       342       (459)
                                                                     -------    -------

Cash flows from investing activities:
         Capital expenditures, net                                       (80)       (74)
                                                                     -------    -------
              Net cash used in investing activities                      (80)       (74)
                                                                     -------    -------

Cash flows from financing activities:
         Increase in senior debt                                         175        152
         Repayments of short term loans                                   --         (2)
                                                                     -------    -------
              Net cash provided by financing activities                  175        150
                                                                     -------    -------

     Effect of exchange rate changes on cash                            (189)       (59)
                                                                     -------    -------

     Increase (decrease) in cash and cash equivalents                    248       (442)

     Cash and equivalents - beginning of the year                        469        779
                                                                     -------    -------

     Cash and equivalents - end of the period                        $   717    $   337
                                                                     =======    =======


     Supplemental cash flow disclosure:

         Cash paid for interest expense                              $    34    $     3
                                                                     =======    =======

         Cash paid for income taxes                                  $    34    $     6
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

                      PORTA SYSTEMS CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

      Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2003. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described in these financial statements. The audit opinion included in the December 31, 2003 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. Results for the second quarter or the first six months of 2004 are not necessarily indicative of results for the year. See Note 3.

Note 2: Inventories

      Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows:

                                           June 30, 2004       December 31, 2003
                                           -------------       -----------------
                                                      (in thousands)
      Parts and components                    $1,563                $1,673
      Work-in-process                            549                   427
      Finished goods                           1,009                   904
                                              ------                ------
                                              $3,121                $3,004
                                              ======                ======

Note 3: Senior and Subordinated Debt

      On June 30, 2004, the Company's debt to its senior lender was $25,562,000. Under recent amendment, the loan becomes due and payable on August 30, 2004. If the agreement is not extended beyond August 30, 2004, or if the senior lender demands payment of all or a significant portion of the loan when due, the Company will not be able to continue in business and may seek protection under the Bankruptcy Code.

      Pursuant to our agreement with our senior lender, we have not paid or accrued interest on $22,600,000 of senior debt since March 2002. As a result, our statements of operations do not reflect any interest charges on this portion of our senior debt for 2003 or 2004. The senior lender has the right at any time to require us to pay interest; however, our obligation to pay interest will not require us to pay interest on such senior debt for periods prior to the date the senior lender requires us to commence interest payments. We continue to accrue interest on obligations to our senior lender which were incurred subsequent to March 2002. The increase in senior debt reflects accrued interest.

      As of June 30, 2004, the Company's short-term debt also included $6,144,000 of subordinated debt that became due on July 3, 2001 and $385,000 of 6% debentures which became due on July 2, 2002. Accrued interest on the subordinated notes was approximately $3,667,000, which represents interest from July 2000 through June 30, 2004, and accrued interest on the 6% debentures was $92,000. The Company's senior lender has precluded it from paying any principal or interest on the subordinated debt.

Note 4: Accounting for Stock Based Compensation

      The Company applies the intrinsic value method as outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-based Compensation," requires the Company to provide pro forma information regarding net loss and net loss per share of common stock as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. Since there was no stock-based compensation in the six months ended June 30, 2004 and 2003, pro forma income (loss) is the same as the reported net income
(loss).

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

                                   Six Months Ended                       Three Months Ended
                           June 30, 2004      June 30, 2003      June 30, 2004      June 30, 2003
                           -------------      -------------      -------------      -------------
Sales:
     Line                   $ 10,399,000       $  4,232,000       $  4,427,000       $  2,071,000
     Signal                    2,591,000          2,071,000          1,289,000          1,006,000
     OSS                       1,346,000          1,590,000            536,000            677,000
                            ------------       ------------       ------------       ------------
                            $ 14,336,000       $  7,893,000       $  6,252,000       $  3,754,000
                            ============       ============       ============       ============

Segment profit (loss):
     Line                   $  2,755,000       $    (15,000)      $  1,120,000       $    (18,000)
     Signal                    1,036,000            559,000            580,000            210,000
     OSS                        (900,000)        (1,333,000)          (602,000)          (480,000)
                            ------------       ------------       ------------       ------------
                            $  2,891,000       $   (789,000)      $  1,098,000       $   (288,000)
                            ============       ============       ============       ============

The following table reconciles segment totals to consolidated totals:

                                                Six Months Ended                     Three Months Ended
                                       June 30, 2004      June 30, 2003      June 30, 2004      June 30, 2003
                                       -------------      -------------      -------------      -------------
Sales:
   Total revenue for reportable
       segments                         $ 14,336,000       $  7,893,000       $  6,252,000       $  3,754,000
Other revenue                                 36,000            445,000             20,000            210,000
                                        ------------       ------------       ------------       ------------
Consolidated total revenue              $ 14,372,000       $  8,338,000       $  6,272,000       $  3,964,000
                                        ============       ============       ============       ============

Operating income (loss):
    Total segment income (loss)
           for reportable segments      $  2,891,000       $   (789,000)      $  1,098,000       $   (288,000)
Corporate and unallocated                 (1,057,000)        (1,308,000)          (415,000)          (675,000)
                                        ------------       ------------       ------------       ------------
   Consolidated total
          Operating income (loss)       $  1,834,000       $ (2,097,000)      $    683,000       $   (963,000)
                                        ============       ============       ============       ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

                                                   Six Months Ended       Three Months Ended
                                                   ----------------       ------------------
                                                       June 30,                June 30,
                                                       --------                --------
                                                   2004        2003        2004        2003
                                                   ----        ----        ----        ----
Sales                                              100%        100%        100%        100%
Cost of sales                                       62%         75%         62%         73%
Gross profit                                        38%         25%         38%         27%
Selling, general and administrative expenses        18%         38%         19%         40%
Research and development expenses                    7%         12%          8%         11%
Operating income (loss)                             13%        (25%)        11%        (24%)
Interest expense - net                              (5%)        (8%)        (5%)        (8%)
Other                                                0%          3%         (1)%         6%
Net income (loss)                                    8%        (30%)         5%        (26%)

      The Company's sales by product line for the periods ended June 30, 2004 and 2003 are as follows:

                                                    Six Months Ended June 30,
                                                    -------------------------
                                                              $(000)
                                            2004                        2003
                                            ----                        ----
Line connection/protection equipment      $10,399       72%           $ 4,232        51%
Signal Processing                           2,591       18%             2,071        25%
OSS equipment                               1,346       10%             1,590        19%
Other                                          36        0%               445         5%
                                          -----------------           ------------------
                                          $14,372      100%           $ 8,338       100%
                                          =================           ==================

                                                   Three Months Ended June 30,
                                                   ---------------------------
                                                              $(000)
                                            2004                        2003
                                            ----                        ----
Line connection/protection equipment      $ 4,427       71%           $ 2,071        52%
Signal Processing                           1,289       21%             1,006        26%
OSS equipment                                 536        8%               677        17%
Other                                          20        0%               210         5%
                                          -----------------           ------------------
                                          $ 6,272      100%           $ 3,964       100%
                                          =================           ==================

Overview

      We operate in the telecommunications industry, and our customer base consists largely of government-owned and privately-owned telecommunications companies. During the recent past, the telecommunications industry has been affected by a worldwide slowdown, and many, if not most, telecommunications companies have scaled back plans for expansion, which has resulted in a significant drop in the requirements for products including products such as those sold by the Company. The improvement shown in the results of operations for the quarter and six months ended June 30, 2004 results from an increase in sales of our Line products to British Telecommunications and, to a lesser extent in the US and other international markets.

      Our business is divided into three segments -- line connection and protection equipment ("Line") which interconnects copper telephone lines to switching equipment and provides fuse elements that protect telephone equipment and personnel from electrical surges; signal processing ("Signal") equipment which is used in data communication devices that employ high frequency transformer technology; and Operating Support Systems ("OSS") which automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment.

      Because our OSS contracts are long-term contracts, our customers and potential customers have raised concerns about our financial condition and our ability to perform our obligations under our contracts, as well as to provide ongoing services. We recognize revenue from OSS contracts on a percentage-of-completion basis primarily measured by the attainment of milestones. We recognize anticipated losses, if any, in the period in which they are identified. We are continuing to sustain operating losses from the OSS division. As a result, during 2003 we further scaled back our OSS operations. We now perform maintenance and warranty services for existing customers and we have limited our marketing effort for

OSS products to selected markets. Even with the reduced scale of OSS operations, we are continuing to incur an operating loss in this division, and we may never be able to operate profitably with our present level of marketing and sales activity in this division. If we are not able to generate profits from these operations, we may discontinue our OSS operations.

      Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment to telephone operating companies in the United States and foreign countries. Our Line division generated an operating profit for the three and six months ended June 30, 2004 as a result of increased sales to British Telecommunications and to a lesser extent in the US and other international markets. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated an operating profit for the three and six months ended June 30, 2004 and the comparable periods of 2003. We recognize revenue from Line and Signal products when the product is shipped.

      Our obligations to our senior lender mature on August 30, 2004. The senior lender has expressed concern as to whether our business is or can be either viable or saleable in the context of its ability to realize any meaningful percentage of our debt to it. Although the senior lender has during the past years, extended the maturity date from time to time as we approached an expiration date, we cannot give any assurance that the senior lender will extend the loan beyond August 30, 2004 or that if an extension is granted, that the extension will not be the final extension which the senior lender grants to us. If the senior lender does not extend the maturity date of our obligations or demands payment of all or a significant portion of our obligations due to the senior lender, we will not be able to continue in business and it will be necessary for us to seek protection under the Bankruptcy Code. We cannot assure you that our senior lender will not demand payment of all or a significant portion of our obligations or that we will not seek protection under the Bankruptcy Code in anticipation of a decision by the senior lender to demand payment.

Results of Operations

      Our sales for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 increased by $6,034,000 (72%) from $8,338,000 in 2003 to $14,372,000 in 2004. Sales for the quarter ended June 30, 2004 were $6,272,000, an increase of $2,308,000 (58%) from the sales of $3,964,000 for the quarter ended June 30, 2003. The increased sales level resulted primarily from increased sales of Line products to British Telecommunications that commenced in the third quarter of 2003, as a result of an increase by British Telecommunication in the availability of DSL Lines in the United Kingdom, and to a lesser extent, from increase in sales of our domestic and other international Line business and Signal products. The cash flow generated from the increased sales to BT enabled us to improve our relations with our suppliers and increase our sales of Line equipment in the domestic and other international markets.

      Line equipment sales for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 increased by $6,167,000 (146%) from $4,232,000 to $10,399,000. Sales for the three months ended June 30 increased by $2,356,000 (114%) from $2,071,000 in 2003 to $4,427,000 in 2004. The increase in sales for the six and the three months primarily reflects increased sales volume to British Telecommunications as stated above.

      Signal sales for the six months ended June 30, 2004 were $2,591,000, compared to $2,071,000 in the same period of 2003, an increase of $520,000 (25%). Sales for the three months ended June 30, 2004 compared to 2003, increased by $283,000 (28%) from $1,006,000 to $1,289,000. These increases resulted
from an increased level of business and our ability to ship orders from backlog on a more timely basis, the result of a better cash flow of operations, than in the comparable period of 2003.

      OSS sales for the six months ended June 30, 2004 were $1,346,000, compared with $1,590,000 in the same period of 2003, a decrease of $244,000 (15%). OSS sales for the three months ended June 30, 2004 were $536,000 compared to $677,000 in the same period of 2003, a decrease of $141,000 (21%). The decrease in sales for the six and three months resulted from a lower level of new contracts resulting from the reduction in the scope of our OSS operations and marketing effort.

      Gross margin for the six months ended June 30, 2004 was 38% compared to 25% for the six months ended June 30, 2003. Gross margin for the quarter ended June 30, 2004 was 38% compared to 27% for the quarter ended June 30, 2003. This increase is the result of better absorption of manufacturing overhead created by the increase in revenue from our Line business and reduced OSS costs, both of which enabled us to operate more efficiently than in the comparable periods of 2003.

      Selling, general and administrative expenses decreased by $499,000 (16%) from $3,141,000 to $2,642,000 for the six months ended June 30, 2004 compared to 2003. For the quarter ended June 30, 2004 selling, general and administrative expenses decreased by $410,000 (26%) from 2003. This decrease relates primarily to the scaleback in our sales expenses in our OSS division.

      Research and development expenses increased modestly by $5,000 and by $64,000 for the six and three months ended June 30, 2004 from the comparable periods in 2003. However, because of our limited resources, our research and development effort is not substantial, and is oriented more toward modest enhancements on our existing products rather than developments of new technology. Our absence of significant research and development could impair our business over the long term.

      Income tax expense for the six months and the three months ended June 30, 2004 relates to state and foreign taxes. No federal income tax expense has been provided due to the availability of net operating loss carryforwards. The tax benefit for the six months and three months ended June 30, 2003 resulted principally from the settlement of an outstanding tax obligation of one of our subsidiaries.

      As a result of the above, for the six months ended June 30, 2004, we had an operating income of $1,834,000 versus an operating loss of $2,097,000 for the comparable period of 2003. We had an operating income of $683,000 for the quarter ended June 30, 2004 as compared to an operating loss of $963,000 for the quarter ended June 30, 2003.

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

      As a result of the foregoing, we generated net income of $1,148,000, $0.12 per share (basic and diluted), for the six months ended June 30, 2004, compared with a net loss of $2,467,000, $0.25 per share (basic and diluted), for the six months ended June 30, 2003. The net income for the three months ended June 30, 2004 was $320,000, $0.03 per share (basic and diluted), compared with a net loss for the three months ended June 30, 2003 of $1,041,000, $0.10 per share (basic and diluted).

Liquidity and Capital Resources

      At June 30, 2004, we had cash and cash equivalents of $717,000 compared with $469,000 at December 31, 2003. Our working capital deficit at June 30, 2004 was $35,775,000 compared to a working capital deficit of $36,825,000 at December 31, 2003, a reduction of $1,050,000 in our working capital deficit. This improvement was a result of our improved operating results for the six months ended June 30, 2004. During the six months of 2004, our operations generated net cash of $342,000.

      As of June 30, 2004, our debt includes $25,562,000 of senior debt which matured on June 30, 2004, $6,144,000 of subordinated debt that became due on July 3, 2001, and $385,000 of 6% debentures which became due on July 2, 2002. We were unable to pay the interest payment on the subordinated notes of approximately $3,667,000, that represents interest from July 2000 through June 30, 2004, and interest on the 6% debentures was $92,000. We have been notified by the trustee of 6% debentures that the non-payment of the principal and interest caused an event of default. At June 30, 2004, we did not have sufficient resources to pay either the senior lender or the subordinated lenders; and it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making any payments on the subordinated debt.

      Our financial condition and stock price effectively preclude us from raising funds through the issuance of debt or equity securities, we have no other source of funds other than operations, which is not sufficient to make any significant payment on the principal or interest on our senior debt. We do not have any prospects of obtaining an alternate senior lender to replace our present lender.

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

      We have sought to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. During the past three years, we were engaged in discussions with respect to the possible sale of one or more of our divisions; however, those negotiations were terminated without reaching an agreement, and we may not be able to sell those divisions on acceptable, if any, terms. We will continue to consider the sale of one or more of our divisions; however, if we sell a division, we anticipate that a substantial portion, if not all, of the net proceeds will be paid to our senior lender and we will not receive any significant amount of working capital from such a sale. Furthermore, if we only sell one division, we may be unable to reduce overhead sufficiently to enable us to operate the remaining divisions profitably.

      During 2002 and 2003, we took steps to reduce overhead and headcount by relocating the executive, sales/marketing, accounting and research and development departments to less expensive offices in Syosset, NY and further reduced the OSS personnel as part of the scaling-down effort. During the six months ended June 30, 2004, we have continued to look to reduce costs while we seek additional business from new and existing customers.

      In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, although we generated net income for the quarter and six months ended June 30, 2004, our ability to operate profitably in the future is dependent upon the continuation of orders from British Telecommunications and the domestic and other international markets.

      Our senior lender has waived payment of interest on $22,600,000 of our debt to our senior lender. See Note 3. The senior lender has the right to require us to pay interest on a current basis at any time. If the senior lender requires us to pay interest, it may impair our ability to continue in operations, since the interest, at the loan rate, could exceed any profit which we may generate.

Forward Looking Statements

      Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state the Company's intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors," in our Form 10-K for the year ended December 31, 2003 and those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

      Although we conduct operations outside of the United States, most of our contracts and sales are dollar denominated. A portion of the revenue from our United Kingdom operations and the majority of our United Kingdom expenses are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. For the six months ended June 30, 2004 and 2003, the currency translation adjustment was not significant in relation to our total revenue.

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

Internal Control over Financial Reporting

      There has been no change in our internal control over financial reporting that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

            On May 17, 2004 the Company reported its results of operations for the first quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          PORTA SYSTEMS CORP.

         Dated: August 12, 2004           By /s/William V. Carney
                                             --------------------
                                             William V. Carney
                                             Chairman of the Board
                                             and Chief Executive Officer


         Dated: August 12, 2004           By /s/Edward B. Kornfeld
                                             ---------------------
                                             Edward B. Kornfeld
                                             President, Chief Operating Officer
                                             and Chief Financial Officer