Form 10-Q
period 2004-09-30
PORTA SYSTEMS CORP
filed 2004-11-12
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

11791
(Zip Code)

516-364-9300
(Company’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock (par value $0.01) 9,972,284 shares as of November 9, 2004

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)

	September 30,	December 31,
	2004	2003
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$963	$469
Accounts receivable - trade, less allowance for doubtful accounts	4,706	3,898
Inventories	3,699	3,004
Prepaid expenses and other current assets	458	472
Total current assets	9,826	7,843

Property, plant and equipment, net	1,322	1,466
Goodwill, net	2,961	2,961
Other assets	76	85
Total assets	$14,185	$12,355

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt	$25,653	$25,387
Subordinated notes	6,144	6,144
6% convertible subordinated debentures	385	385
Accounts payable	4,810	5,635
Accrued expenses	2,931	3,117
Accrued interest payable	4,276	3,563
Accrued commissions	265	284
Accrued deferred compensation	58	58
Income taxes payable	1	95
Total current liabilities	44,523	44,668

Deferred compensation	882	925
Total long-term liabilities	882	925

Total liabilities	45,405	45,593

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	---	---
Common stock, par value $.01; authorized 20,000,000 shares, issued
10,003,224 shares at September 30, 2004 and December 31, 2003	100	100
Additional paid-in capital	76,059	76,059
Accumulated deficit	(101,174)	(103,380)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,267)	(4,079)
	(29,282)	(31,300)
Treasury stock, at cost	(1,938)	(1,938)
Total stockholders’ deficit	(31,220)	(33,238)
Total liabilities and stockholders’ deficit	$14,185	$12,355

See accompanying notes to consolidated financial statements.

Page 2 of 19

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Nine Months Ended
	September 30,	September 30,
	2004	2003

Sales	$22,255	$14,125
Cost of sales	13,711	10,006
Gross profit	8,544	4,119

Selling, general and administrative expenses	3,876	4,559
Research and development expenses	1,437	1,553
Total expenses	5,313	6,112

Operating income (loss)	3,231	(1,993)

Interest expense	(989)	(940)
Interest income	---	1
Other income (expense), net	8	(26)

Income (loss) before income taxes	2,250	(2,958)

Income tax (expense) benefit	(44)	277

Net income (loss)	$2,206	$(2,681)

Other comprehensive loss:
Foreign currency translation adjustments	(188)	(14)

Comprehensive income (loss)	$2,018	$(2,695)

Per share data:

Basic per share amounts:

Net income (loss) per share of common stock	$0.22	$(0.27)

Weighted average shares outstanding	9,972	9,972

Diluted per share amounts:

Net income (loss) per share of common stock	$0.22	$(0.27)

Weighted average shares outstanding	9,972	9,972

See accompanying notes to unaudited consolidated financial statements.

Page 3 of 19

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2004	2003

Sales	$7,883	$5,787
Cost of sales	4,836	3,728
Gross profit	3,047	2,059

Selling, general and administrative expenses	1,233	1,435
Research and development expenses	416	520
Total expenses	1,649	1,955

Operating income	1,398	104

Interest expense	(329)	(313)
Other income (expense), net	8	---

Income (loss) before income taxes	1,077	(209)

Income tax expense	(19)	(5)

Net income (loss)	$1,058	$(214)

Other comprehensive income :
Foreign currency translation adjustments	2	36

Comprehensive income (loss)	$1,060	$(178)

Per share data:

Basic per share amounts:

Net income (loss) per share of common stock	$0.11	$(0.02)

Weighted average shares outstanding	9,972	9,972

Diluted per share amounts:

Net income (loss) per share of common stock	$0.11	$(0.02)

Weighted average shares outstanding	9,972	9,972

See accompanying notes to unaudited consolidated financial statements.

Page 4 of 19

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$2,206	$(2,681)
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities:
Depreciation and amortization	294	402

Changes in operating assets and liabilities:
Accounts receivable	(808)	86
Inventories	(695)	656
Prepaid expenses	14	(104)
Other assets	9	237
Accounts payable, accrued expenses and other liabilities	(454)	735
Net cash provided by (used in) operating activities	566	(669)

Cash flows from investing activities:
Capital expenditures, net	(148)	(77)
Net cash used in investing activities	(148)	(77)

Cash flows from financing activities:
Increase in senior debt	266	233
Repayments of short term loans	---	(3)
Net cash provided by financing activities	266	230

Effect of exchange rate changes on cash	(190)	(79)

Increase (decrease) in cash and cash equivalents	494	(595)

Cash and equivalents - beginning of the year	469	779

Cash and equivalents - end of the period	$963	$184

Supplemental cash flow disclosure:

Cash paid for interest expense	$65	$4

Cash paid for income taxes	$53	$8

See accompanying notes to unaudited consolidated financial statements.

Page 5 of 19

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management’s Responsibility For Interim Financial Statements Including All
  Adjustments Necessary For Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2003. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described in these financial statements. The audit opinion included in the December 31, 2003 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. Results for the third quarter or the first nine months of 2004 are not necessarily indicative of results for the year. See Note 3.

Note 2: Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows:

	September 30, 2004	December 31, 2003
	(in thousands)

Parts and components	$1,859	$1,673
Work-in-process	704	427
Finished goods	1,136	904
	$3,699	$3,004

Note 3: Senior and Subordinated Debt

On September 30, 2004, the Company’s debt to its senior lender was $25,653,000. On October 14, 2004, the maturity date of the senior debt was extended to January 1, 2005. The extension was granted by SHF IX LLC, an affiliate of Stonehill Financial, LLC, which purchased the Company’s senior debt from Wells Fargo Foothill, Inc. during the third quarter of 2004. The Company does not have the ability to pay the senior debt or the subordinated debt described in the following paragraph. If the agreement is not extended beyond January 1, 2005, or if the senior lender demands payment of all or a significant portion of the loan when due, the Company will not be able to continue in business and may seek protection under the Bankruptcy Code.

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

Page 6 of 19

As of September 30, 2004, the Company’s short-term debt also included $6,144,000 of subordinated debt that became due on July 3, 2001 and $385,000 of 6% debentures which became due on July 2, 2002. Accrued interest on the subordinated notes was approximately $3,898,000, which represents interest from July 2000 through September 30, 2004, and accrued interest on the 6% debentures was $98,000. The Company’s senior lender has precluded the Company from paying any principal or interest on the subordinated debt.

Note 4: Accounting for Stock Based Compensation

The Company applies the intrinsic value method as outlined in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, “Accounting for Stock-based Compensation,” requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per share of common stock as if compensation cost for the Company’s stock option programs had been determined in accordance with the fair value method prescribed therein. Since there was no stock-based compensation in the nine and three months ended September 30, 2004 and 2003, pro forma income (loss) is the same as the reported net income (loss).

Note 5: Segment Data

The Company has three reportable segments: Line Connection and Protection Equipment (“Line”) whose products interconnect copper telephone lines to switching equipment and provide fuse elements that protect telephone equipment and personnel from electrical surges; Signal Processing (“Signal”) whose products are used in data communication devices that employ high frequency transformer technology; and Operating Support Systems (“OSS”) whose products automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment.

The factors used to determine the above segments focused primarily on the types of products and services provided, and the type of customer served. Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

There has been no significant change from December 31, 2003 in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company’s assets.

Page 7 of 19

	Nine Months Ended		Three Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Sales:
Line	$16,453,000	$7,944,000	$6,054,000	$3,712,000
Signal	4,121,000	3,023,000	1,529,000	952,000
OSS	1,635,000	2,450,000	289,000	860,000
	$22,209,000	$13,417,000	$7,872,000	$5,524,000

Segment profit (loss):
Line	$4,314,000	$806,000	$1,559,000	$821,000
Signal	1,696,000	814,000	660,000	255,000
OSS	(1,271,000)	(1,648,000)	(372,000)	(315,000)
	$4,739,000	$(28,000)	$1,847,000	$761,000

The following table reconciles segment totals to consolidated totals:

	Nine Months Ended		Three Months Ended
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003

Sales:
Total revenue for reportable
segments	$22,209,000	$13,417,000	$7,872,000	$5,524,000
Other revenue	46,000	708,000	11,000	263,000
Consolidated total revenue	$22,255,000	$14,125,000	$7,883,000	$5,787,000

Operating income (loss):
Total segment income (loss)
for reportable segments	$4,739,000	$(28,000)	$1,847,000	$761,000
Corporate and unallocated	(1,508,000)	(1,965,000)	(449,000)	(657,000)
Consolidated total
Operating income (loss)	$3,231,000	$(1,993,000)	$1,398,000	$104,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
 Operations

The Company’s consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

Page 8 of 19

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Sales	100%	100%	100%	100%
Cost of sales	62%	71%	61%	64%
Gross profit	38%	29%	39%	36%
Selling, general and administrative expenses	18%	32%	16%	25%
Research and development expenses	6%	11%	5%	9%
Operating income (loss)	14%	(14%)	18%	2%
Interest expense - net	(4)%	(7%)	(4%)	(6%)
Other	0%	2%	0%	0%
Net income (loss)	10%	(19%)	14%	(4%)

The Company’s sales by product line for the periods ended September 30, 2004 and 2003 are as follows:

	Nine Months Ended September 30,
	$(000)
	2004		2003

Line connection/protection equipment	$16,453	74%	$7,944	56%
Signal Processing	4,121	19%	3,023	22%
OSS Equipment	1,635	7%	2,450	17%
Other	46	0%	708	5%
	$22,255	100%	$14,125	100%

	Three Months Ended September 30,
	$(000)
	2004		2003

Line connection/protection equipment	$6,054	77%	$3,712	64%
Signal Processing	1,529	19%	952	16%
OSS Equipment	289	4%	860	15%
Other	11	0%	263	5%
	$7,883	100%	$5,787	100%

Overview

We operate in the telecommunications industry, and our customer base consists largely of government and privately owned telecommunications companies and installers of communication and data equipment. During the recent past, the telecommunications industry has been affected by a worldwide slowdown, and many, if not most, telecommunications companies have scaled back plans for expansion, which has resulted in a significant drop in the requirements for products including products such as those sold by the Company. The improvement shown in the results of operations for the quarter and nine months ended September 30, 2004 results from an increase in sales of our Line products to British Telecommunications and, to a significantly lesser extent, in the US and other international markets.

Page 9 of 19

Our business is divided into three segments -- line connection and protection equipment (“Line”), which interconnects copper telephone lines to switching equipment and provides fuse elements that protect telephone equipment and personnel from electrical surges; signal processing (“Signal”) equipment, which is used in data communication devices that employ high frequency transformer technology; and Operating Support Systems (“OSS”), which automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment.

Because our OSS contracts are long-term contracts, our customers and potential customers have raised concerns about our financial condition and our ability to perform our obligations under our contracts, as well as to provide ongoing services. We recognize revenue from OSS contracts on a percentage-of-completion basis primarily measured by the attainment of milestones. We recognize anticipated losses, if any, in the period in which they are identified. We are continuing to sustain operating losses from the OSS division. As a result, during 2003 and 2004 we further scaled back our OSS operations. We now perform maintenance and warranty services for existing customers and we have limited our marketing effort for OSS products to selected markets. Even with the reduced scale of OSS operations, we are continuing to incur an operating loss in this division, and we may never be able to operate profitably with our present level of marketing and sales activity in this division. If we are not able to generate profits from these operations, we may discontinue our OSS operations.

Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment to telephone operating companies in the United States and foreign countries. Our Line division generated an operating profit for the three and nine months ended September 30, 2004 as a result of increased sales to British Telecommunications and to a lesser extent in the US and other international markets. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated an operating profit for the three and nine months ended September 30, 2004 and the comparable periods of 2003. We recognize revenue from Line and Signal products when the product is shipped.

Our obligations to our senior lender mature on January 1, 2005. We cannot give any assurance that the senior lender will extend the loan beyond January 1, 2005 or that if an extension is granted, that the extension will not be the final extension which the senior lender grants to us. If the senior lender does not extend the maturity date of our obligations or demands payment of all or a significant portion of our obligations due to the senior lender, we will not be able to continue in business and it will be necessary for us to seek protection under the Bankruptcy Code. We cannot assure you that our senior lender will not demand payment of all or a significant portion of our obligations or that we will not seek protection under the Bankruptcy Code in anticipation of a decision by the senior lender to demand payment.

Results of Operations

Our sales for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 increased by $8,130,000 (58%) from $14,125,000 in 2003 to $22,255,000 in 2004. Sales for the quarter ended September 30, 2004 of $7,883,000 increased by $2,096,000 (36%) compared to $5,787,000 for the quarter ended September 30, 2003. The increased sales level resulted primarily from increased sales of Line products to British Telecommunications that commenced in the third quarter of 2003, as a result of an increase by British Telecommunications in the availability of DSL Lines in the United Kingdom, and to a significantly lesser extent, from increase in sales of our domestic and other international Line business and Signal products. The cash flow generated from the increased sales to British Telecommunications enabled us to improve our relations with our suppliers and increase our sales of Line equipment in the domestic and other international markets and our domestic Signal business.

Page 10 of 19

Line equipment sales for the nine months ended September 30, 2004 were $16,453,000 compared to $7,944,000 in the same period of 2003, an increase of $8,509,000 (107%). Sales for the three months ended September 30 increased by $2,342,000 (63%) from $3,712,000 in 2003 to $6,054,000 in 2004. The increase in sales for the nine and the three months primarily reflects increased sales volume to British Telecommunications, as stated above, and to a significantly lesser extent, increased sales in the US and other international markets.

Signal sales for the nine months ended September 30, 2004 were $4,121,000 compared to $3,023,000 in the same period of 2003, an increase of $1,098,000 (36%). Sales for the three months ended September 30, 2004 compared to 2003, increased by $577,000 (61%) from $952,000 to $1,529,000. These increases resulted from an increased level of business and our ability to ship orders from backlog on a timelier basis resulting from an increased cash flow from operations.

OSS sales for the nine months ended September 30, 2004 were $1,635,000 compared to $2,450,000 in the same period of 2003, a decrease of $815,000 (33%). OSS sales for the three months ended September 30, 2004 were $289,000 compared to $860,000 in the same period of 2003, a decrease of $571,000 (66%). The decrease in sales for the nine and three months resulted from a lower level of new contracts resulting from the reduction in the scope of our OSS operations and marketing effort. During the first two quarters of 2004, OSS sales reflect the recognition of revenue from sales under existing OSS contracts. During the third quarter, substantially all of the OSS revenue was from maintenance contracts. The Company believes that the OSS business will continue to reflect revenue from maintenance contracts and not from new installations.

Gross margin for the nine months ended September 30, 2004 was 38% compared to 29% for the nine months ended September 30, 2003. Gross margin for the quarter ended September 30, 2004 was 39% compared to 36% for the quarter ended September 30, 2003. This increase is the result of better absorption of manufacturing overhead created by the increase in revenue from our Line business, reduced OSS costs, and lower operating expenses, all of which enabled us to operate more efficiently than in the comparable periods of 2003. In addition, the cost of sales for the nine months and quarter ended September 30, 2004, includes approximately $360,000 of severance accruals related to the termination of certain manufacturing personnel during the third quarter of 2004, which was partially offset by the reduction of certain estimated accrued costs recorded in prior years of approximately $170,000.

Selling, general and administrative expenses decreased by $683,000 (15%) from $4,559,000 to $3,876,000 for the nine months ended September 30, 2004 compared to 2003. For the quarter ended September 30, 2004, selling, general and administrative expenses decreased by $202,000 (14%) from 2003. These decreases relate primarily to the scaleback in our OSS division.

Research and development expenses decreased by $116,000 (7%) and by $104,000 (20%) for the nine and three months ended September 30, 2004 from the comparable periods in 2003, primarily due to the scaleback of the OSS division. Regarding our Copper and Signal divisions, due to our limited resources, the research and development effort is not substantial, and is oriented more toward modest enhancements on our existing products rather than developments of new technology. Our absence of significant research and development could impair our business over the long term.

Page 11 of 19

As a result of the above, for the nine months ended September 30, 2004, we had operating income of $3,231,000 versus an operating loss of $1,993,000 for the comparable period of 2003. We had operating income of $1,398,000 for the quarter ended September 30, 2004 as compared to operating income of $104,000 for the quarter ended September 30, 2003, an increase of $1,294,000 (1244%)

Interest expense for the nine months ended September 30, 2004 compared to September 30, 2003 increased by $49,000 (5%) from $940,000 in 2003 to $989,000 in 2004. Interest expense for the three-month period ending September 30, 2004 compared to the same three months of 2003, increased by $16,000 (5%) from $313,000 in 2003 to $329,000 in 2004. The majority of our interest expense for both years is related to our subordinated debt.

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

Income tax expense for the nine months and the three months ended September 30, 2004 relates to state and foreign taxes. No federal income tax expense has been provided due to the availability of net operating loss carry forwards. The tax benefit for the nine months and three months ended September 30, 2003 resulted principally from the settlement of an outstanding tax obligation of one of our subsidiaries.

As a result of the foregoing, we generated net income of $2,206,000, $0.22 per share (basic and diluted), for the nine months ended September 30, 2004, compared with a net loss of $2,681,000, ($0.27) per share (basic and diluted), incurred for the nine months ended September 30, 2003. The net income for the three months ended September 30, 2004 was $1,058,000, $0.11 per share (basic and diluted), compared with a net loss for the three months ended September 30, 2003 of $214,000, ($0.02) per share (basic and diluted).

Liquidity and Capital Resources

At September 30, 2004, we had cash and cash equivalents of $963,000 compared with $469,000 at December 31, 2003. Our working capital deficit at September 30, 2004 was $34,697,000 compared to a working capital deficit of $36,825,000 at December 31, 2003, a reduction of $2,128,000 in our working capital deficit. This improvement was a result of our improved operating results for the nine months ended September 30, 2004. During the nine months of 2004, our operations generated net cash of $566,000, as compared with the nine months ended September 30, 2003, in which we used cash of $669,000 in our operations.

As of September 30, 2004, our debt includes $25,653,000 of senior debt which matured on September 30, 2004, $6,144,000 of subordinated debt that became due on July 3, 2001, and $385,000 of 6% debentures which became due on July 2, 2002. We were unable to pay the interest payment on the subordinated notes of approximately $3,898,000, which represents interest from July 2000 through September 30, 2004, and interest on the 6% debentures was $98,000. We have been notified by the trustee of 6% debentures that the non-payment of the principal and interest caused an event of default.

Page 12 of 19

On October 14, 2004 the maturity date of our senior debt was extended to January 1, 2005. The extension was granted by SHF IX LLC, an affiliate of Stonehill Financial, LLC that purchased our senior debt from Wells Fargo Foothill, Inc during the third quarter of 2004. At September 30, 2004, we did not have sufficient resources to pay either the senior lender or the subordinated lenders; and it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making any payments on the subordinated debt. In addition, we cannot give any assurance that the senior lender will extend the loan beyond January 1, 2005. If the senior lender does not extend the maturity date of our obligations or demands payment of all or a significant portion of our obligations due to the senior lender, we will not be able to continue in business.

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

During 2002 and 2003, we took steps to reduce overhead and headcount by relocating the executive, sales/marketing, accounting and research and development departments to less expensive offices in Syosset, NY and further reduced the OSS personnel as part of the scaling-down effort. During the nine months ended September 30, 2004, we have continued to reduce costs while we seek additional business from new and existing customers

In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, although we generated net income for the quarter and nine months ended September 30, 2004, our ability to operate profitably in the future is dependent upon the continuation of orders from British Telecommunications and the domestic and other international markets.

Our senior lender has waived payment of interest on $22,600,000 of our debt to our senior lender. See Note 3. The senior lender has the right to require us to pay interest on a current basis at any time. If the senior lender requires us to pay interest, it may impair our ability to continue in operations, since the interest, at the loan rate, could exceed any profit which we may generate. As of the date of this report, we do not know whether our senior lender will require us to pay interest. To the extent that the senior lender requires payment of interest, our cash flow available for our operations will be reduced.

Page 13 of 19

Forward Looking Statements

Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-K for the year ended December 31, 2003 and those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

Although we conduct operations outside of the United States, most of our contracts and sales are dollar denominated. A portion of the revenue from our United Kingdom operations and the majority of our United Kingdom expenses are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. For the nine and three months ended September 30, 2004 and 2003, the currency translation adjustment was not significant in relation to our total revenue.

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

Page 14 of 19

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

See Note 3 of Notes to Unaudited Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for information concerning defaults on our subordinated debt.

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
On August 12, 2004, the Company reported its results of operations for the quarter ended June 30, 2004 under Item 9.

On October 15, 2004, the Company reported an extension of its senior debt to January 1, 2005.

Page 15 of 19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTA SYSTEMS CORP.

Dated: November 11, 2004	By:	/s/William V. Carney
William V. Carney
Chairman of the Board and Chief Executive Officer

Dated: November 11, 2004	By:	/s/Edward B. Kornfeld
Edward B. Kornfeld
President, Chief Operating Officer and Chief Financial Officer

Page 16 of 19