Form 10-K
period 2004-12-31
PORTA SYSTEMS CORP
filed 2005-03-31
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______to_______

Commission file number 1-8191

PORTA SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Delaware	11-2203988
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

6851 JerichoTurnpike, Syosset, New York	11791
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (516) 364-9300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

State aggregate market value of the voting stock held by non-affiliates of the registrant: $797,783 as of June 30, 2004.

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 9,972,284 shares of Common Stock, par value $.01 per share, as of March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

None

Part I

Item 1.  Business

Porta Systems Corp. develops designs, manufactures and markets a range of standard and proprietary telecommunications equipment for sale domestically and internationally. Our core products, focused on ensuring communications for service providers worldwide, fall principally into two categories:

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

Through 2004, we offered a third category of products - operation support systems, which we call OSS. During 2003 we began to scale back our OSS operations and we continued to scale back these operations during 2004. We now limit our OSS operations to the performance of maintenance on existing systems and the performance of warranty services. We are also seeking to sell our existing OSS inventory; however, such sales were not significant in 2004, and we do not plan to add additional inventory. During 2004, we also completed installations of OSS systems pursuant to contracts which we entered into in prior years. OSS systems focus on the access loop and are components of telephone companies’ service assurance and service delivery initiatives. The systems primarily focus on trouble management, line testing, network provisioning, inventory and assignment, and automatic activation, and most currently single ended line qualification for the delivery of xDSL high bandwidth services.

We are a Delaware corporation incorporated in 1972 as the successor to a New York corporation of the same name incorporated in 1969. Our principal offices are located at 6851 Jericho Turnpike, Syosset, New York 11791; telephone number, 516-364-9300. References to “we,” “us,” “our,” and words of like import refer to Porta Systems Corp. and its subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in this Form 10-K annual report, including the risks described under “Risk Factors” and the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, our relationship with the holder of our senior debt, factors which affect the telecommunications industry, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Risk Factors

We require substantial financing to meet our working capital requirements and we have no access to such financing. We had a working capital deficit at December 31, 2004 of $34,150,000. As of December 31, 2004, our current liabilities included $25,674,000 due to the holder of our senior debt. We do not have sufficient resources to pay the senior debt or to pay principal and interest of $10,273,000 due at December 31, 2004 on the outstanding subordinated notes that became due on July 3, 2001, and we do not expect to generate the necessary cash from our operations to enable us to make those payments and we have no other source of outside financing. The holder of our senior debt is not advancing funds to us; and, at present our only source of funds is from operations. To the extent that either our operations do not generate sufficient funds to cover our expenses or the holders of our debt demand payment which we are unable to make, it may be necessary for us to seek protection under the Bankruptcy Code. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our independent auditors have included an explanatory paragraph relating to our ability to continue as a going concern in their report on our financial statements. Because we have suffered substantial recurring losses from operations in two of the last three years, and because of our stockholders’ deficit of $30,661,000 and our working capital deficit of $34,150,000 as of December 31, 2004, our auditors included in their report an explanatory paragraph about our ability to continue as a going concern.

Our increase in sales in our copper connection/protection segment is based on specific market factors and the requirements of British Telecommunications, which may not continue. The increase in our copper connection business during 2004 resulted primarily from the requirements of British Telecommunications to provide increased DSL service. Total sales for British Telecommunications, consisting of direct sales and sales to systems integrators for British Telecommunications (including Fujitsu Telecommunications Europe LTD) were $14,055,000 (48% of sales) for 2004, $7,077,000 (36%) for 2003 and $5,128,000 (24%) for 2002. Almost all of such sales were sales of copper connection products. To the extent that British Telecommunications is no longer required to provide such service or no longer requires products from us, we may be unable to operate profitably, and it may be necessary for us to seek protection under the Bankruptcy Code.

We are a defendant in a material arbitration proceeding which, if adversely determined, would impair our ability to continue in business. A vendor has commenced an arbitration proceeding against us seeking $3 million for breach of contract. Although terms of a settlement are being negotiated, if these discussions do not result in an agreement and the claimant obtains a significant judgment against us and the claimant seeks to enforce the judgment, it may be necessary for us to seek protection under the Bankruptcy Code.

Our sales have been impaired as a result of overbuilding by telecommunications companies and the failure of a number of companies in the industry during the past six years. Since our sales are dependent upon the growth of the telecommunications industry, our ability to operate profitably will be impaired by any factors which affect the telecommunications industries generally or to the extent that our customers’ needs change either as a result of regulatory conditions or changes in technology.

We are heavily dependent on foreign sales. Approximately 66% of our sales in 2004, 56% of our sales in 2003 and 54% of our sales in 2002, were made to foreign telephone operating companies. In selling to customers in foreign countries, we are exposed to inherent risks not normally present in the case of our sales to United States customers, including risks relating to political and economic changes, including the decline in the value of the dollar against other major currencies. Furthermore, our financial condition has impaired our ability to generate new business in the international market as potential customers express concern about our ability to perform.

We have granted to British Telecommunications rights to our technology. Under our agreement with British Telecommunications, we gave British Telecommunications the right to use our connection/protection technology or have products using our technology manufactured for it by others. As a result, British Telecommunications may have the right to use our technology and purchase products based on our technology from others, which may result in a significant decline in our sales to British Telecommunications.

Because of our small size and our financial problems, we may have difficulty competing for business. We compete directly with a number of large and small domestic and foreign telephone equipment manufacturers, with CommScope, Inc., which acquired the connection/protection business from Lucent Technologies, continuing to be our principal United States competitor. Our competitors have used our financial difficulties in successfully competing against us. We anticipate that our working capital deficit and our historical losses, combined with the absence of financing, may continue to place us in a competitive disadvantage.

We require access to current technological developments. We rely primarily on the performance and design characteristics of our products in marketing our products, which requires access to state-of-the-art technology in order to be competitive. Our business could be adversely affected if we cannot obtain licenses for such updated technology or self develop state-of-the-art technology. Because of our financial problems, we were not able to devote any significant effort to research and development, which could increase our difficulties in making sales of our products.

We rely on certain key employees. We are dependent upon the continued employment of certain key employees, including our senior executive officers and our operations and technical personnel. Our failure to retain such employees may have a material adverse effect upon our business. If we are unable to provide our customers with necessary service, our ability to operate profitably could be impaired.

Because our stock is subject to the penny stock rules, our stockholders may have difficulty in selling our stock. Because our stock is traded on the OTC Bulletin Board and our stock price is very low, our stock is subject to the Securities and Exchange Commission’s penny stock rules, which impose additional sales practice requirements on broker-dealers that sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock they may own.

We do not pay dividends on common stock. The holder of our senior debt has prohibited us from paying any dividends on our common stock.

Products

Telecommunications Connection Equipment. Our copper connection/protection equipment is used by domestic and international telephone operating companies, by owners of private telecommunications equipment and manufacturers and suppliers of telephone central office and customer premises equipment. Products of the types comprising our telecommunications connection equipment are included as integral parts of all domestic and foreign telephone and telecommunications systems.

Our connection equipment consists of connection/protection blocks, building entrance terminals and protection modules. These products are used by telephone companies and installers of communications and data transmission equipment to interconnect copper-based subscriber lines to switching equipment lines. The protector modules protect central office and customer premises personnel and equipment from electrical surges. The need for protection products has increased as a result of the worldwide move to digital technology, which is extremely sensitive to damage by electrical overloads, and private owners of telecommunications equipment now have the responsibility to protect their equipment, personnel and buildings from damage caused by electrical surges. Line connection/protection equipment usually incorporates protector modules to safeguard equipment and personnel from injury due to power surges. Currently, these products include a variety of connector blocks, protector modules, building entrance terminals and frames used in telephone central switching offices, PBX installations, multiple user facilities and customer premise applications.

We also have developed a range of frames for use in conjunction with our traditional line of connecting/protecting products. Frames for the interconnection of copper circuits are specially designed structures which, when equipped with connector blocks and protectors, interconnect and protect telephone lines and distribute them in an orderly fashion allowing access for repairs and changes in line connections. One of our frame products, the CAM frame, is designed for the optimum placement of connections for telephone lines and connector blocks mounted on the frame.

Our copper connection/protection products are used by many of the regional Bell and international operating companies as well as independent telephone operating companies in the United States, owners of private telecommunications equipment providing communications and data transmission facilities and equipment. These products are also purchased by equipment manufacturers for integration with their systems. In addition, our telecommunications connection products have been sold to telephone operating companies in various foreign countries. This equipment is compatible with existing telephone systems both within and outside the United States and can generally be used without modification, although we do custom-design modifications to accommodate the specific needs of our customers.

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

Operations Support Systems. Through 2004, we sold our OSS systems primarily to telephone operating companies in established and developing countries in Asia, South and Central America and Europe. Because of continuing losses in this division, combined with difficulties in marketing OSS products in view of our financial condition, we limited our OSS activities to the performance of maintenance and warranty services. In addition, we are trying to sell our remaining OSS inventory, although such sales were not significant and we can give no assurance that we will be able to sell the remaining OSS inventory. Although we made modest efforts to generate new business in selected markets, we were not successful in these efforts. We expect our OSS business to continue to decline in future years.

The table below shows, for the last three fiscal years, the contribution made to our sales by each of our major categories of the telecommunications industry:

Sales by Product Category
Years Ended December 31,

	2004		2003		2002
	(Dollars in thousands)
Line Connecting /Protecting Equipment	$21,545	74%	$11,334	58%	$9,598	45%

Signal Processing	5,551	19%	4,253	21%	4,523	21%

OSS Systems	2,003	7%	3,249	17%	6,414	30%

Other	69	0%	754	4%	882	4%

Total	$29,168	100%	$19,590	100%	$21,417	100%

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

During 2004, approximately 74% of our sales were made to customers in this category.

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

During 2004, signal processing equipment accounted for approximately 19% of our sales.

During 2004, approximately 7% of our sales consisted principally of maintenance services and, to a lesser extent, to the sale of our existing OSS inventory. We do not expect to enter into new maintenance agreements which have a term that extends beyond 2007. We anticipate that the OSS sales will represent a declining percentage of total sales.

Marketing and Sales

We operate principally through two business units, which are organized by product line, and with each having responsibility for the sales and marketing of its products. We also continue to employ a modest staff of maintenance personnel to perform maintenance and warranty services on OSS systems.

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

British Telecommunications purchased line connecting/protecting products of $2,259,000 (8% of sales) in 2004, $867,000 (4% of sales) in 2003, and $689,000 (3% of sales) in 2002. During these years, we also sold our products to unaffiliated suppliers for resale to British Telecommunications, the most significant of which was Fujitsu, a systems integrator for British Telecommunications, to whom we sold $4,772,000 in 2004, $3,150,000 in 2003, and $1,585,000 in 2002. We have a cross-licensing agreement with British Telecommunications which, in effect, enables British Telecommunications to use certain of our proprietary information to modify or enhance products provided to British Telecommunications and permits British Telecommunications to manufacture or engage others to manufacture those products.

Our signal processing products are sold primarily to United States military and aerospace prime contractors, and domestic original equipment manufacturers and end users.

The following table sets forth for the last three fiscal years our sales to customers by geographic region:

Sales to Customers By Geographic Region (1)

	Year Ended December 31,

	2004		2003		2002
	(Dollars in thousands)

North America	$12,948	44%	$9,647	49%	$10,442	49%

United Kingdom	14,911	51%	7,523	38%	6,388	30%

Asia/Pacific	694	2%	954	6%	2,729	13%

Other Europe	457	2%	1,228	6%	1,600	7%

Latin America	158	1%	238	1%	258	1%
Total Sales	$29,168	100%	$19,590	100%	$21,417	100%

(1)
For information regarding the amount of sales, operating profit or loss and identifiable assets attributable to each of our divisions and geographic areas, see Note 21 of Notes to the Consolidated Financial Statements.

In selling to customers in foreign countries, we face inherent risks not normally present in the case of sales to United States customers, including risks associated with currency devaluation, inability to convert local currency into dollars, as well as local tax regulations and political instability.

Manufacturing
At present, our manufacturing operations are conducted at facilities located in Syosset, New York and Matamoros, Mexico. From time to time we also use subcontractors to augment various aspects of our production activities and periodically explore the feasibility of conducting operations at lower cost manufacturing facilities located abroad. We are no longer manufacturing or purchasing new inventory for OSS products.

Source and Availability of Components

We generally purchase the standard components used in the manufacture of our products from a number of suppliers. We attempt to assure ourselves that the components are available from more than one source.

Significant Customers

Our five largest customers accounted for sales of $15,443,000, or approximately 53% of sales, for 2004; $8,507,000, or approximately 43% of sales, for 2003; and $9,784,000, or approximately 46% of sales, for 2002. Fujitsu, a system integrator for British Telecommunications, was our largest customer for 2004 and 2003, accounting for sales of $4,772,000, or approximately 16% for 2004 and $3,150,000, or approximately 16% for 2003. Direct sales to British Telecommunications were $2,652,000, or 9% of sales for 2004, which included line connecting/protecting products of $2,259,000 and the balance OSS maintenance services, $1,480,000, or 8% of sales for 2003 and $2,306,000, or 11% of sales for 2002. Total sales for British Telecommunications, consisting of direct sales and sales to systems integrators for British Telecommunications (including Fujitsu) were $14,055,000 (48% of sales) for 2004, $7,077,000 (36%) for 2003 and $5,128,000 (24%) for 2002. During 2004, sales to Telmex accounted for $3,139,000, or approximately 11% of sales. Philippine Long Distance Telephone was our largest customer for 2002, accounting for sales of $2,725,000, or approximately 13% of sales. The revenue from Philippine Long Distance Telephone related to the sale and installation of an OSS system, which was completed in 2004. No other customers account for 10% or more of our sales in 2004, 2003 or 2002.

The former Bell operating companies continue to be the ultimate purchasers of a significant portion of our products sold in the United States, while sales to foreign telephone operating companies constitute the major portion of our foreign sales. Our contracts with these customers require no minimum purchases by such customers. Significant customers for the signal processing products include major United States aerospace companies, the Department of Defense and original equipment manufacturers in the medical imaging and process control equipment industries. We sell both catalog and custom designed products to these customers. Some contracts are multi-year procurements.

Backlog

At December 31, 2004, our backlog was approximately $5,300,000 compared with approximately $6,000,000 at December 31, 2003. The decrease in the backlog reflects our ability to manufacture and ship inventory during 2004 in a more timely manner than in 2003 because of our improved cash flow. Of the December 31, 2004 backlog, approximately $2,800,000 represented orders from foreign telephone operating companies. We expect to ship substantially all of our December 31, 2004 backlog during 2005.

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

Competition

The telephone equipment market in which we do business is characterized by intense competition, rapid technological change and a movement to consolidation and private ownership of telecommunications networks. In competing for telephone operating company business, the purchase price of equipment and associated operating expenses have become significant factors, along with product design and long-standing equipment supply relationships. In the customer premises equipment market, we are functioning in a market characterized by distributors and installers of equipment and by price competition.

We compete directly with a number of large and small telephone equipment manufacturers in the United States, with CommScope, Inc., which acquired the business from Lucent Technologies, being our principal United States competitor. CommScope’s greater resources, extensive research and development facilities, long-standing equipment supply relationships with the operating companies of the regional holding companies and history of manufacturing and marketing products similar in function to those produced by us continue to be significant factors in our competitive environment. Currently, CommScope and a number of companies with greater financial resources than us produce, or have the design and manufacturing capabilities to produce, products competitive with our products. In meeting this competition, we rely primarily on the engineered performance and design characteristics of our products to achieve comparable performance and we endeavor to offer our products at prices that will make our products compete worldwide. However, our ability to compete is hampered by our financial condition and our history of losses.

In connection with overseas sales of our line connecting/protecting equipment, we have met with significant competition from United States and foreign manufacturers of comparable equipment and we expect this competition to continue. In addition to CommScope, a number of our overseas competitors have significantly greater resources than we do.

Research and Development Activities

We spent approximately $2,000,000 in 2004, $2,100,000 in 2003, and $2,500,000 in 2002 on research and development activities. Most of the research and development expenses in 2004 related to copper connection/protection products, and was oriented more toward modest enhancements on our existing products rather than development of new technology.  All research and development was Company sponsored and is expensed as incurred. During 2004, we increased our research and development efforts in the connection/protection business and, as part of our scale-back of our OSS business, we terminated our research and development activities in that segment.

Employees

As of December 31, 2004, we had 305 employees, of which 48 were employed in the United States, 237 in Mexico, 12 in the United Kingdom, and 8 in China. We believe that our relations with our employees are good, and we have never experienced a work stoppage. Our employees are not covered by collective bargaining agreements, except for our hourly employees in Mexico who are covered by two collective bargaining agreements that expire on December 31, 2006 and May 20, 2006.

Item 2.  Properties

We currently lease approximately 14,500 square feet of executive, sales, marketing and research and development space and 4,200 square feet of manufacturing space in Syosset, New York. These facilities represent substantially all of our office, plant and warehouse space in the United States. The Syosset, New York leases expire February 2008 and May 2007, respectively. The annual rental payable under these leases is approximately $285,000 and is subject to customary escalation clauses.

Our wholly-owned United Kingdom subsidiary leases an approximately 11,000 square foot facility in Coventry, England, which facility comprises all of our office, plant and warehouse space. The lease expires in 2019. The aggregate current annual rental is approximately $375,000 and is subject to customary escalation clauses. During 2002 and 2003, we subleased a portion of these facilities and are currently seeking a new sublessee.

Our wholly-owned Mexican subsidiary owns an approximately 40,000 square foot manufacturing facility, and approximately 50,000 square feet of adjacent land, in Matamoros, Mexico.

We believe our properties are adequate for our needs.

Item 3.  Legal Proceedings

In June 2002, BMS Corp. commenced an arbitration proceeding against us in New York City seeking damages of approximately $3,000,000 and alleging that we breached our agreement to market and sell an update to our OSS product which BMS was to develop for us. We believe that we have defenses to the claims by BMS and we have filed a counterclaim to recover the $350,000 we advanced to BMS under the contract. As of December 31, 2004, we have recorded a liability of $727,000, based on our estimate of the present value of the Company's liability to BMS based upon the terms of a proposed settlement with BMS. However, we can give no assurance that we will be able to settle the action on such terms.

In July 1996, an action was commenced against us and certain present and former directors in the Supreme Court of the State of New York, New York County by certain of the Company’s stockholders and warrant holders who acquired their securities in connection with our acquisition of Aster Corporation. The complaint alleged breach of contract against us and breach of fiduciary duty against our directors arising out of an alleged failure to register certain restricted shares and warrants owned by the plaintiffs. The complaint sought damages of $413,000. The case has been administratively dismissed for failure to prosecute.

In July 2001, the holder of a subordinated note in the principal amount of $500,000 commenced an action against us in the United States District Court for the Southern District of New York seeking payment of the principal and accrued interest on their subordinated notes which were payable in July 2001. The payment of the note is subordinated to payment of our senior debt. The plaintiff's motion for a summary judgment was denied by the court in January 2002, on the grounds that the terms of the note did not give them permission to obtain a judgment while we remained in default to the senior debt holder. Since that time, the action has remained inactive. Our obligations under the subordinated notes are reflected as current liabilities on our balance sheet.

Item 4.  Submission of Matters to a Vote of Securities Holders

During the fourth quarter of 2004, no matters were submitted to a vote of our security holders.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the symbol PYTM. The following table sets forth, for 2004 and 2003, the quarterly high and low sales prices for our common stock on the OTC Bulletin Board.

		High	Low

2004	First Quarter	$0.15	$0.03
	Second Quarter	0.23	0.05
	Third Quarter	0.23	0.07
	Fourth Quarter	0.21	0.08

2003	First Quarter	$0.05	$0.01
	Second Quarter	0.05	0.02
	Third Quarter	0.04	0.01
	Fourth Quarter	0.04	0.02

We did not declare or pay any cash dividends in 2004 or 2003, and we do not anticipate paying cash dividends in the foreseeable future. Our agreement with the holder of our senior debt prohibits us from paying cash dividends on our common stock.

As of March 15, 2005, we had approximately 798 stockholders of record, and the closing price of our common stock was $0.19.

We did not issue any unregistered securities during 2004.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2004.

Equity Compensation Plan Information as of December 31, 2004

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	565,280	$1.60	734,470

Equity compensation plan not approved by security holders	-0-	-0-	95,750
	565,280	$1.60	830,220

The plan that was not approved by security holders is a stock bonus plan that permits issuance of stock to employees on a discretionary basis.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial information. For further information, see the Consolidated Financial Statements and other information set forth in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Income Statement Data:

Sales	$29,168	$19,590	$21,417	$28,062		$51,140
Operating income (loss)	4,153	(2,352)	(2,881)	(11,453)		(5,153)

Net income (loss)	2,675	(3,357)	(4,114)	(14,774)		(10,176)

Basic and diluted net income (loss) per share	$0.27	$(0.34)	$(0.41)	$(1.50)		$(1.04)

Number of shares used in calculating net income (loss) per share: Basic	9,972	9,972	9,972	9,878		9,763
Diluted	9,988	9,972	9,972	9,878		9,763

Balance Sheet Data:
Total assets	$14,438	$12,355	$14,228	$17,833		$34,174

Working capital (deficit)	$(34,150)	$(36,825)	$(34,199)	$(31,236)		$(24,152)

Current debt maturities, including accrued interest	$36,736	$35,479	$34,238	$30,124		$27,656

Long-term debt, excluding current maturities	$-0-	$-0-	$-0-	$-0-	$	$ 376

Stockholders' deficit	$(30,661)	$(33,238)	$(29,935)	$(25,849)		$(10,792)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be complex and consequently actual results could differ from those estimates. Among the more significant estimates included in these consolidated financial statements are allowance for doubtful accounts receivable, inventory reserves, goodwill valuation and the deferred tax asset valuation allowance. Because we have suffered substantial recurring losses from operations in two of the last three years, and because of our stockholders’ deficit of $30,661,000 and working capital deficit of $34,150,000 as of December 31, 2004, our independent auditors included in their report an explanatory paragraph about our ability to continue as a going concern. Further, at December 31, 2004, we had outstanding senior debt of approximately $26 million and subordinated debt of approximately $10 million. Although we have received an extension to July 1, 2005, if the note is called, we will be unable to pay the note and it would be necessary for us to seek protection under the Bankruptcy Act. Note 1 of Notes to Consolidated Financial Statements, included elsewhere in this annual report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts Receivable

We record an allowance for doubtful accounts receivable based on specifically identified amounts that we believe to be uncollectible. We also record additional allowances based on certain percentages of our aged receivables, which are determined based on historical experience and our assessment of the general financial conditions affecting our customer base. If our actual collections experience changes, revisions to our allowance may be required. We have a limited number of customers with individually large amounts due at any given balance sheet date. Any unanticipated change in one of those customers’ creditworthiness, or other matters affecting the collectability of amounts due from such customers, could have a material effect on our results of operations in the period in which such changes or events occur. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

We established an allowance for doubtful accounts receivable of $1,045,000 at December 31, 2004 and $1,091,000 at December 31, 2003. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net income (loss). This reserve is based upon the evaluation of accounts receivable aging and specific exposures.

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

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Commencing January 1, 2002, goodwill is an indefinite lived asset and as such is not amortized. On an annual basis, we test the goodwill for impairment. We determine the market value of the reporting unit by considering the projected cash flows generated from the reporting unit to which the goodwill relates. As of December 31, 2004 and 2003, all of our goodwill related to our signal processing division. In 2002, following the termination of negotiations to sell that division, we reduced goodwill by $800,000. We cannot give assurances that further write-downs will not be necessary, although management believes that no additional goodwill impairment charges are necessary at this time.

Deferred Income Tax Valuation Allowance

Deferred taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the United States Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid. Due to our losses in 2003 and 2002, a valuation allowance for the entire deferred tax asset was provided due to the uncertainty as to future realization and uncertainties associated with projections of future taxable income.

Other Matters

Senior Debt

Our senior debt matures on July 1, 2005. During the fourth quarter of 2004, SHF IX LLC, an affiliate of Minnesota-based Stonehill Financial, LLC, purchased the Company’s senior debt of approximately $25,000,000 from Wells Fargo Foothill, Inc. Although SHF IX has given us four extensions of the maturity of the debt, in connection with the recent extensions, it has required us to make payments on account of the debt. SHF IX has not made any advances to us. At each maturity date, the holder reviews our financial condition, business plan and prospects, including our ability to make regular payments on account of the senior debt. We cannot assure you that SHF IX will continue to extend the maturity of the senior debt, and its willingness to grant further extensions may be dependent upon its perception of our ability to provide cash flow with respect to the debt, either from operations or from the sale of one or more of our divisions. Further, any adverse event, including declines in business or attempts by creditors, including judgment creditors, to realize on their claims or judgments could have an effect on the decision of SHF IX to extend or demand payment on our notes. If SHF IX demands payment, we would be unable to refinance the debt and it would be necessary for us to seek protection under the Bankruptcy Code.

Interest

Under the terms of our senior debt agreements, we have not paid or accrued interest on $22,600,000 of senior debt since March 2002. As a result, our statement of operations does not reflect any interest charges on the senior debt for 2004, 2003 and the last nine months of 2002. The holder of the senior debt has the right at any time to require us to pay interest at a rate of 12%, and in the case of default 14%; however, our obligation to pay interest will not require us to pay interest on such senior debt for periods prior to the date that we were required to commence interest payments. We continue to accrue interest on obligations to the holder of our senior debt which were incurred subsequent to March 2002.

Continuation of Our Businesses

During the past several years we have, on a number of occasions, engaged in negotiations with respect to the sale of one or more of our divisions. None of our discussions resulted in an agreement. We may continue to engage in such negotiations in the future.

Because of the decline in sales volume and margins, we have determined that we cannot operate our OSS business profitably. As a result, we currently perform contractual maintenance and warranty services for our existing customers and we are seeking to sell the balance of our OSS inventory to existing OSS users. During 2004, we made modest sales of inventory and completed contracts for OSS installations pursuant to contracts which we entered into in prior years.

Recent Increase in Copper Sales; Dependence on British Telecommunications

Since the fourth quarter of 2003, we have experienced an increase in our copper connection business primarily as a result of the requirements of British Telecommunications to provide increased DSL service. We anticipate that British Telecommunications will continue to require copper connection products while it is expanding its DSL service. During the past three years, sales for British Telecommunications, consisting of both direct sales and sales to systems integrators for British Telecommunications (including Fujitsu), represented an increasing percentage of our total sales, accounting for 48% of sales for 2004, 36% of sales for 2003 and 24% of sales for 2002. Almost all of such sales were sales of copper connection products. We cannot predict how long British Telecommunications will continue to place orders with us. If British Telecommunications and its systems integrators cease or significantly reduce purchases from us, we may be unable to operate profitably, and it may be necessary for us to seek protection under the Bankruptcy Code.

Results of Operations

The following table sets forth our consolidated statements of operations for the three years ended December 31, 2004, 2003 and 2002, as a percentage of sales:

	Years Ended December 31,
	2004	2003	2002

Sales	100%	100%	100%
Cost of sales	61%	72%	68%
Gross profit	39%	28%	32%
Selling, general and administrative expenses	18%	29%	30%
Research and development expenses	7%	11%	12%
Goodwill impairment	0%	0%	3%
Operating income (loss)	14%	(12%)	(13%)
Interest expense	(4)%	(6%)	(8%)
Gain on sale of investment in joint venture	-	-	2%
Income (loss) before income taxes	10%	(18%)	(19%)
Income tax benefit (expense)	(1%)	1%	-

Net income (loss)	9%	(17%)	(19%)

Results of Operations
Years Ended December 31, 2004 and 2003

Our sales for 2004 were $29,168,000 compared to $19,590,000 in 2003, an increase of $9,578,000 (49%). The increase in revenue is primarily attributed to the increase in sales of DSL line products to British Telecommunications.

Line connection/protection equipment sales for 2004 increased approximately $10,211,000 (90%) from $11,334,000 in 2003 to $21,545,000 in 2004. The increased sales level resulted primarily from an increased level of sales to British Telecommunications, and systems integrators, as a result of British Telecommunications increasing the availability of DSL lines in the United Kingdom. Direct sales to British Telecommunications increased 161% from $867,000 to $2,259,000. Sales to systems integrators increased from $5,597,000 to $11,403,000, or 104%, from 2003 to 2004. Sales also increased, to a lesser extent, in the U.S. and other international markets. The direct sales to British Telecommunications do not include sales to Fujitsu and other systems integrators for British Telecommunications (see “Significant Customers”).

Signal processing revenue for 2004 compared to 2003 increased by $1,298,000 (31%) from $4,253,000 to $5,551,000. The increase in sales primarily reflects increased demand for our products and our ability to meet targeted shipment dates due to our improved ability to secure materials.

OSS sales for 2004 were $2,003,000, compared to 2003 sales of $3,249,000, a decrease of $1,246,000 (38%). The decline in OSS sales in 2004 reflects our strategic business decision to scale back our product offering and limit the markets we are servicing. During 2004, 91% of the OSS revenue resulted from maintenance services for existing OSS installations. During 2003, 44% of the OSS revenue resulted from sales and 56% from maintenance for existing OSS installations.

Gross margin increased from 28% in 2003 to 39% in 2004.  The line protection/connection and signal processing margins increased, but were offset by lower OSS margins. The gains were the result of better absorption of manufacturing overhead created by the increased copper connection and signal processing levels of business

Selling, general and administrative expenses decreased by $475,000 (8%) from $5,729,000 in 2003 to $5,254,000 in 2004. This decrease relates primarily to our scale-back in our OSS division.

Research and development expenses decreased by $145,000 (7%) from $2,066,000 in 2003 to $1,921,000 in 2004. This decrease was primarily due to the scale-back of the OSS division. Prior to 2004, a significant portion of our research and development was dedicated to new and enhanced OSS products. The research and development for our line and signal divisions is not substantial, and is oriented more toward modest enhancements on our existing products rather than development of new technology. Our absence of significant research and development could impair our business over the long term.

As a result of the above, we had an operating income of $4,153,000 in 2004 versus an operating loss of $2,352,000 in 2003.

Interest expense for 2004 increased by $39,000 from $1,278,000 for 2003 to $1,317,000 in 2004. Such interest excludes interest on our old term loan, in the principal amount of approximately $23,000,000, as our related loan agreement provides that no interest is due commencing March 1, 2002, until such time as the holder of the debt, in its sole discretion, notifies us that interest, at a rate of 12% or, in the case of default 14%, shall be payable.

The tax provision for 2004 is lower than the statutory rate principally as a result of the utilization of available net operating loss carryforwards. The tax benefit for 2003 resulted principally from the settlement of an outstanding tax obligation of $274,000 of one of our subsidiaries for $30,000.

As the result of the foregoing, the 2004 net income was $2,675,000, $0.27 per share (basic and diluted), compared with a net loss of $3,357,000, $0.34 per share (basic and diluted) for 2003.

Even though we were profitable in 2004, we cannot assure you that we will be able to operate profitably in the future. If we are unable to operate profitably, it may be necessary for us to seek protection under the Bankruptcy Code.

Results of Operations
Years Ended December 31, 2003 and 2002

Our sales for 2003 were $19,590,000 compared to $21,417,000 in 2002, a decrease of $1,827,000 (9%). The decrease in revenue is primarily attributed to the decline in sales of OSS products which more than offset increases in sales from our line connection/protection equipment.

Line connection/protection equipment sales for 2003 increased approximately $1,736,000 (18%) from $9,598,000 in 2002 to $11,334,000 in 2003. The increased sales level results primarily from an increased level of sales to British Telecommunications commencing in the third quarter of 2003 as a result of British Telecommunications increasing the availability of DSL lines. These gains were offset by a decrease in sales to other customers.

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

Gross margin decreased from 32% in 2002 to 28% in 2003.  The line protection/connection and signal processing margins increased, but were offset by lower OSS margins. The gains were the result of better absorption of manufacturing overhead created by the increased copper/connection level of business, particularly in the second half of 2003.

Selling, general and administrative expenses decreased by $654,000 (10%) from $6,383,000 in 2002 to $5,729,000 in 2003. This decrease relates primarily to reduced salaries and benefits, consulting services and commissions reflecting our current level of business.

Research and development expenses decreased by $450,000 (18%) from $2,516,000 in 2002 to $2,066,000 in 2003. This decrease resulted from our efforts to reduce expenses in all divisions to better match expense levels to sales levels.

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

Interest expense for 2003 decreased by $520,000 from $1,798,000 for 2002 to $1,278,000 in 2003. The reduced level of interest expense is attributable to our amended agreement with the holder of our senior debt whereby the old term loan, in the principal amount of approximately $23,000,000, bears no interest commencing March 1, 2002, until such time as the holder of the debt, in its sole discretion, notifies us that interest, at a rate of 12%, shall be payable.

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

Liquidity and Capital Resources

At December 31, 2004, we had cash and cash equivalents of $2,040,000 compared with $469,000 at December 31, 2003. Our working capital deficit was $34,150,000 at December 31, 2004, compared to a working capital deficit of $36,825,000 at December 31, 2003, a reduction of $2,675,000 in our working capital deficit. This improvement was a result of our improved operating results for 2004. During the year ended December 31, 2004 our operations generated net cash of $1,659,000, as compared with the year ended December 31, 2003, in which we used cash of $525,000 in our operations. Since late 2003, neither our senior lender nor the present holder of our senior debt, which acquired the senior debt in the fourth quarter of 2004, advanced us any funds. As a result, our only source of funds was from operations. To the extent that we are not able to generate sufficient funds to cover our expenses, we may have to consider protection under the Bankruptcy Code.

As of December 31, 2004, our debt includes $25,674,000 of senior debt which matures on July 1, 2005, and $6,144,000 principal amount of subordinated debt which became due on July 3, 2001. We were unable to pay the interest payment on the subordinated notes of approximately $4,129,000 which represents interest from July 2000 through December 2004. As of December 31, 2004, we also had $385,000 outstanding of 6% Debentures which matured July 2, 2002. The interest accrued at December 31, 2004 was $104,000. At December 31, 2004, we did not have sufficient resources to pay either the senior debt or the subordinated debt and it is unlikely that we can generate such cash from our operations in the foreseeable future. Further, the holder of our senior debt has precluded us from making payments on the subordinated debt.

Effective April 1, 2005, the holder of our senior debt agreed to an extension of the maturity date of our senior debt to July 1, 2005. As of December 31, 2004, we did not have resources to pay the senior debt, and, in the event that the holder of the senior debt does not grant an extension, it may be necessary for us to seek protection under the Bankruptcy Code.

We have sought to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. During 2003 and 2004, we were engaged in discussions with respect to the possible sale of our divisions; however, those negotiations were terminated without an agreement having been reached, and we may not be able to sell those divisions on acceptable, if any, terms. Furthermore, if we sell a division, we anticipate that a substantial portion, if not all, of the net proceeds will be paid to the holder of our senior debt, and we will not receive any significant amount of working capital from such a sale. We continue our efforts to reduce costs while we seek additional business from new and existing customers. The significant reduction in the operations of our OSS division will impair our ability to sell that division, and such reduction, and the dependence of our copper business on British Telecommunications and its systems integrators, are major factors which may impair our ability to sell the copper division or our business as a whole.

Because of our present stock price, we cannot raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, we believe that our losses in two of the last three years and our financial position are having, and will continue to have, an adverse effect upon our ability to develop new business as competitors and potential customers question our ability both to perform our obligations under any agreements we may enter and to continue in business.

As of December 31, 2004, we did not have any material off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

The following table summarizes our principal contractual obligations as of December 31, 2004 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

Payments Due by Period

Contractual
Obligations	2005	2006-2007	2008-2009	Thereafter
	(in thousands)
Long-term debt, including accrued interest	$36,736	-	-	-

Operating leases	594	1,138	584	2,720

Deferred compensation obligations	109	217	218	1,001

Purchase obligations	2,272	-	-	-
Total	$39,711	$1,355	$802	$3,721

Recently Issued Accounting Standards

On December 31, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We are investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the American Jobs Creation Act of 2004 (“AJCA”). We are currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. We expect to complete this evaluation within a reasonable amount of time after additional guidance is published. We estimate the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. The actual income tax impact to us will become determinable once further technical guidance has been issued.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is our third quarter of 2005. While we currently provide the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 1 - Accounting for Stock-Based Compensation"), we are currently evaluating the impact this statement will have on our consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that this statement will have on our consolidated financial statements, but do not expect it to be material.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

We conduct certain operations outside the United States. A substantial portion of our revenue and expenses from our United Kingdom operations are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. For 2004, the currency translation adjustment was not significant in relation to our total revenue.

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

Item 9B. Other Information.

None

Part III

Item 10. Directors and Executive Officers

Set forth below is information concerning our directors:

Name	Principal Occupation or Employment	Director Since	Age
William V. Carney[1]	Chairman of the board and chief executive officer	1970	68

Michael A. Tancredi	Senior vice president, secretary and treasurer	1970	75

Warren H. Esanu[1,2]	Of counsel to Esanu Katsky Korins & Siger, LLP, attorneys at law	1997	62

Herbert H. Feldman[1,2]	President, Alpha Risk Management, Inc., independent risk management consultants	1989	71

Marco M. Elser[2]	Managing director of Advicorp, PLC., an investment advisory firm	2000	46
_____________________
[1]	Member of the executive committee.
[2]	Member of the audit and compensation committees.

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

Mr. Elser has been the managing director of Advicorp, PLC., an investment advisory firm, for more than the past five years. He has also been associated with Northeast Securities, a US-based broker dealer and is responsible for the Italian office, which he founded in 1994.

Mr. Feldman has been president of Alpha Risk Management, Inc., independent risk management consultants, for more than the past five years.

Set forth is information concerning our executive officers:

Name of Executive Officer	Position	Age
William V. Carney	Chairman of the board and chief executive officer	68
Michael A. Tancredi	Senior vice president, secretary and treasurer	75
Edward B. Kornfeld	President, chief operating officer and chief financial officer	61

All of our officers serve at the pleasure of the board of directors. Messrs. Carney and Tancredi are also members of the board of directors as stated above. There is no family relationship between any of the executive officers listed below.

Mr. Kornfeld, 61, has been president, chief operating and financial officer since April 2004. He was senior vice president-operations since 1996 and chief financial officer since October 1995. Since June 2002, Mr. Kornfeld has also been a partner of the firm of Tatum CFO Partners, which provides chief financial officer services to medium and large companies; however, he continues to devote full time effort to our business. He was vice president-finance from October 1995 until 1996. For more than five years prior thereto, Mr. Kornfeld held positions with several companies for more than five years, including Excel Technology Inc. (Quantronix Corp.) and Anorad Corporation.

We maintain a code of ethics that applies to all of our executive officers, including our principal executive, financial and accounting officers, our directors, our financial managers and all employees. Any waiver of the code must be approved by the Audit Committee and must be disclosed in accordance with SEC rules. We also have a standard of conduct which is applicable to all employees.

Our board of directors has determined that Mr. Marco Elser, based on his experience as a financial investment advisor, is an audit committee financial expert, as defined in Item 402(h) of Regulation S-K.

 Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to our stock option plans, our non-employee directors receive an automatic grant of options to purchase 5,000 shares of common stock on May 1 of each year. The exercise price of such shares is the average of closing price on the ten trading days prior to May 1. Although the options were granted, we did not issue any option grants to the non-employee directors for the options to purchase 5,000 shares for these options granted subsequent to 1999, and the directors did not file a Form 4 for such grants. These non-employee directors are Mr. Esanu and Mr. Feldman for 1999 through 2004 and Mr. Elser from 2001 through 2004. Mr. Elser was elected as a director by the board of directors in 2000, and he was delinquent in filing his Form 3.

We had a qualified employee stock purchase plan pursuant to which employees, including officers, can purchase shares of common stock at a discount from market. During 2000 and 2001, our officers purchased shares of common stock pursuant to this plan which were not reported on a Form 4. These officers are Mr. Carney, as to 54,749 shares, Mr. Kornfeld, as to 14,317 shares, and Mr. Tancredi, as to 17,581 shares.

We have implemented a procedure designed to enable our officers and directors to file their Form 4 in a timely manner with respect to options granted or shares issued by us.

Item 11. Executive Compensation

The following table shows the compensation we paid to our chief executive officer and the only executive officer, other than the chief executive officer, whose salary and bonus earned exceeded $100,000 for the year ended December 31, 2004.

Summary Compensation Table
		Annual Compensation		Long-Term Compensation (Awards)
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards (Dollars)	Options, SARs (Number)	All other Compensation
William V. Carney, Chairman	2004	$122,000	$5,000	--	--	$6,101
of the board and chief	2003	133,000	--	--	--	7,734
executive officer	2002	240,000	--	--	--	9,858

Edward B. Kornfeld,	2004	206,000	15,000	--	--	6,639
President, chief operating	2003	192,000	--	--	--	5,022
officer and chief financial	2002	192,000	--	--	--	5,022
officer
________________

“All Other Compensation” includes a payment to the executive’s account pursuant to our 401(k) Plan, group life insurance in amounts greater than that available to all employees and special long term disability coverage.

Compensation to Mr. Kornfeld does not include fees of $36,000 paid in both 2004 and 2003 to Tatum CFO Partners, of which Mr. Kornfeld is a partner, for services rendered to us by Mr. Kornfeld.

Set forth below is a chart that shows, for 2004, the components of “All Other Compensation” listed in the Summary Compensation Table.

	Mr. Carney	Mr. Kornfeld
401(k) Match	$1,910	$3,075
Supplemental Insurance	4,191	3,564

During 2004, we did not grant Mr. Carney or Mr. Kornfeld any options, and neither of them exercised any options to purchase shares of our common stock. As of December 31, 2004, Mr. Carney held options to purchase 86,250 shares of common stock and Mr. Kornfeld held options to purchase 23,000 shares of common stock. All of these options are currently exercisable and, because the exercise price is less than the market price of the common stock, they were not in-the-money options and, accordingly, their options had nominal value at December 31, 2004.

Employment Agreements. During 2003, we amended our employment agreement with Mr. Carney whereby he is required to work at a rate of two and one-half days per week, and half of his current base pay is deferred until the termination of his amended employment agreement on March 31, 2006. No further compensation shall be paid to Mr. Carney, including the deferred amount, if we do not terminate Mr. Carney’s employment prior to March 31, 2006.

We entered into a new employment agreement with Mr. Kornfeld, effective April 1, 2004. This agreement has a term which expires December 31, 2006 and continues on a year-to-year basis thereafter unless terminated by either party on not less than 90 days’ prior written notice. Salary is determined by the board, except that the salary may not be reduced except as a part of a salary reduction program applicable to all executive officers. Upon death or termination of employment as a result of a disability, Mr. Kornfeld or his estate is to receive a payment equal to three months salary. Upon a termination without cause, Mr. Kornfeld is entitled to receive his then current salary for twelve months plus one month for each full year of service up to a maximum aggregate of 36 months. In the event that Mr. Kornfeld is covered by an executive severance agreement, including the salary continuation agreements (as described below), which provides for payments upon termination subsequent to a “change of control,” the executive would be entitled to the greater of the severance arrangements as described in this paragraph or the severance payments under the executive severance agreements. We also have a month-to-month agreement with Tatum CFO Partners of which Mr. Kornfeld is a partner, pursuant to which we pay Tatum CFO Partners $3,000 per month for Mr. Kornfeld’s services.

Salary Continuation Agreement. We are party to a salary continuation agreement with Mr. Kornfeld. The salary continuation agreement provides that, in the event that a change of control occurs and Mr. Kornfeld’s employment with us is subsequently terminated by us other than for cause, death or disability, or is terminated by Mr. Kornfeld as a result of a substantial alteration in his duties, compensation or other benefits, the executive shall be entitled to the payment of an amount equal to his monthly salary at the rate in effect as of the date of his termination (or, if higher, as in effect immediately prior to the change in control) plus the pro rata monthly amount of his most recent annual bonus paid immediately before the change of control multiplied by 36. For purposes of the salary continuation agreement, a change of control is defined as one which would be required to be reported in response to the proxy rules under the Securities Exchange Act of 1934, as amended, the acquisition of beneficial ownership, directly or indirectly, by a person or group of persons of our securities representing 25% or more of the combined voting power of our then outstanding securities, or, during any period of two consecutive years, if individuals who at the beginning of such period constituted the board cease for any reason to constitute at least a majority thereof unless the election of each new director was nominated or ratified by at least two-thirds of the directors then still in office who were directors at the beginning of the period. The change of control must occur during the term of the salary continuation agreement, which is currently through December 31, 2005 and is renewed automatically unless we give timely notice prior to January 1 of any year of our election not to renew the agreement. If such a change of control occurs during the effectiveness of the salary continuation agreement, any termination of Mr. Kornfeld during the 18 months following the change of control will result in the payment of the compensation described above.

Directors’ Fees. On March 22, 2005, directors’ fees payable to the non-management directors were increased from $4,250 per quarter to $6,250 per quarter, and meeting fees were increased from $1,200 to $1,500.

In 2000, we authorized the issuance of an aggregate of 175,630 shares of common stock in lieu of the cash payment of directors’ fees, based on the fair market value of the shares on August 8, 2000. These shares have not been issued, and they will be issued in the second quarter of 2005 to those individuals who were non-employee directors in 2000.  Mr. Esanu and Mr. Feldman were directors for all of 2000, and they will receive 35,938 and 39,630 shares, respectively. Mr. Elser was a director for a portion of 2000, and he will receive 5,784 shares. The remaining shares will be issued to individuals who are no longer our directors.

Item 12. Principal Holders of Securities and Security Holdings of Management

The following table and discussion provides information as to the shares of common stock beneficially owned on March 15, 2005 by:

•	each director;
•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
William V. Carney	209,272	2.1%
Michael A. Tancredi	81,768	*
Warren H. Esanu	99,000	*
Herbert H. Feldman	71,000	*
Marco M. Elser	330,592	3.3%
Edward B. Kornfeld	49,317	*
All directors and executive officers as a group (6 individuals)	840,949	8.4%

__________________
* Less than 1%

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of common stock listed opposite his name.

The number of shares owned by our directors and officers named in the summary compensation table includes shares of common stock which are issuable upon exercise of options and warrants that are exercisable at March 15, 2005 or will become exercisable within 60 days after that date. Set forth below is the number of shares of common stock issuable upon exercise of those options and warrants for each of these directors and officers.

Name	Shares
William V. Carney	86,250
Michael A. Tancredi	42,530
Warren H. Esanu	49,000
Herbert H. Feldman	51,000
Marco M. Elser	20,000
Edward B. Kornfeld	23,000
All officers and directors as a group	271,780

Item 13. Certain Relationships and Related Transactions

During 2004, Warren H. Esanu, a director, served as a member of our audit and compensation committees. During 2004, the law firm of Esanu Katsky Korins & Siger, LLP, to which Mr. Esanu is of counsel, provided legal services to us, for which it received fees of $410,445. Esanu Katsky Korins & Siger, LLP is continuing to render legal services to us during 2005.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees for professional services rendered by our independent accountants, BDO Seidman, LLP, for the years ended December 31, 2004 and December 31, 2003:

	Fees
Fee Category	2004	2003
Audit fees	$153,700	$170,200
Audit-related fees	10,650	10,000
Tax fees	12,490	5,500
Total Fees	$176,840	$185,700

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services were pre-approved by the Audit Committee.

Part IV

Item 15. Exhibits, Financial Statements Schedules.

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

(b)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 4 (a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

3.2
Certificate of Designation of Series B Participating Convertible Preferred Stock, incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

3.3	By-laws of the Company, as amended to date, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

4.1
Amended and Restated Loan and Security Agreement dated as of November 28, 1994, between the Company and Foothill ("Foothill") Capital Corporation, incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated November 30, 1994.

4.2	Amended and Restated Secured Promissory Note dated February 13, 1995, incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10K for the year ended December 31, 1995.

4.3
Warrant to Purchase Common Stock of the Company dated November 28, 1994 executed by the Company in favor of Foothill, incorporated by reference to Exhibit 6 to the Company’s Current Report on Form 8-K dated November 30, 1994.

Exhibit No.	Description of Exhibit

4.4
Lockbox Operating Procedural Agreement dated as of November 28, 1994 among Chemical Bank, the Company and Foothill, incorporated by reference to Exhibit 7 to the Company’s Current Report on Form 8-K dated November 30, 1994.

4.5	Amendment Number Sixteen to the Amended and Restated Loan Security Agreement, dated February 1, 2005.

4.6	Amendment Number Seventeen to the Amended and Restated Loan and Security Agreement, dated April 1, 2005.

10.1	Form of Executive Salary Continuation Agreement, incorporated by reference to Exhibit 19 (cc) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

10.2
Lease dated November 6, 2002 between the Company and Long Island Industrial Group LLC., incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10K for the year ended December 31, 2002.

10.3
Lease dated May 1, 2002 between the Company and Long Island Industrial Group LLC., incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10K for the year ended December 31, 2002.

10.4	Employment Agreement between the Company and Edward B. Kornfeld dated April 1, 2004.

10.5	Amendment to Employment Agreement between the Company and William V. Carney, dated July 21, 2003.

14.1	Code of Ethics of the Company, dated March 23, 2004, incorporated by reference to Exhibit 14.1 of the Company's Annual Report on Form 10K for the year ended December 31, 2003.

14.2	Standard of Conduct of the Company.

22	Subsidiaries of the Company, incorporated by reference to Exhibit 22.1 of the Company’s Annual Report on Form 10K for the year ended December 31, 1995.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTA SYSTEMS CORP.

Date: March 31, 2005	By:	/s/ William V. Carney
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

Signature	Title	Date

/s/William V. Carney	Chairman of the Board,	March 31, 2005
William V. Carney	Chief Executive Officer and Director (Principal Executive Officer)

/s/Edward B. Kornfeld	President	March 31, 2005
Edward B. Kornfeld	Chief Operating Officer and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/Warren H. Esanu	Director	March 31, 2005
Warren H. Esanu

/s/Michael A. Tancredi	Director	March 31, 2005
Michael A. Tancredi

/s/Herbert H. Feldman	Director	March 31, 2005
Herbert H. Feldman

/s/Marco Elser	Director	March 31, 2005
Marco Elser

Exhibit I

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Porta Systems Corp.
Syosset, New York

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered substantial recurring losses from operations in two of the last three years and, as of December 31, 2004, has a stockholders’ deficit of $30,661,000 and a working capital deficit of $34,150,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO SEIDMAN, LLP
BDO SEIDMAN, LLP
Melville, New York
March 25, 2005

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003
(in thousands, except shares and par value)

Assets	2004	2003
Current assets:

Cash and cash equivalents	$2,040	469
Accounts receivable - trade, less allowance for doubtful accounts of $1,045 in 2004 and $1,091 in 2003	3,076	3,898
Inventories	4,576	3,004
Prepaid expenses and other current assets	382	472
Total current assets	10,074	7,843

Property, plant and equipment, net	1,334	1,466
Goodwill	2,961	2,961
Other assets	69	85
Total assets	$14,438	12,355

Liabilities and Stockholders’ Deficit
Current liabilities:

Senior debt, including accrued interest	$25,674	25,387
Subordinated notes	6,144	6,144
6% Convertible subordinated debentures	385	385
Accounts payable	4,728	5,635
Accrued expenses and other	2,760	3,554
Other accrued interest payable	4,533	3,563
Total current liabilities	44,224	44,668

Deferred compensation	875	925
Total long-term liabilities	875	925

Total liabilities	45,099	45,593

Commitments and contingencies

Stockholders’ deficit:

Preferred stock, no par value; authorized 1,000,000 shares, none issued	-	-
Common stock, par value $.01; authorized 20,000,000 shares, issued 10,003,224 shares in both 2004 and 2003	100	100
Additional paid-in capital	76,059	76,059
Accumulated deficit	(100,705)	(103,380)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,177)	(4,079)
	(28,723)	(31,300)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(30,661)	(33,238)
Total liabilities and stockholders’ deficit	$14,438	12,355

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2004, 2003 and 2002
(in thousands, except per share amounts)

	2004	2003	2002

Sales	$29,168	19,590	21,417
Cost of sales	17,840	14,147	14,599
Gross profit	11,328	5,443	6,818

Selling, general and administrative expenses	5,254	5,729	6,383
Research and development expenses	1,921	2,066	2,516
Goodwill impairment	-	-	800

Total expenses	7,175	7,795	9,699

Operating income (loss)	4,153	(2,352)	(2,881)

Interest expense	(1,317)	(1,278)	(1,798)
Interest income	-	1	7
Gain on sale of investment in joint venture	-	-	450
Other income, net	8	-	119

Income (loss) before income taxes	2,844	(3,629)	(4,103)

Income tax benefit (expense)	(169)	272	(11)

Net income (loss)	$2,675	(3,357)	(4,114)

Other comprehensive income (loss):

Foreign currency translation adjustments	(98)	54	24

Comprehensive income (loss)	$2,577	(3,303)	(4,090)

Basic per share amounts:
Net income (loss) per share of common stock	$0.27	(0.34)	(0.41)

Weighted average shares of common stock outstanding	9,972	9,972	9,972

Diluted per share amounts:
Net income (loss) per share of common stock	$0.27	(0.34)	(0.41)

Weighted average shares of common stock outstanding	9,988	9,972	9,972

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
Years ended December 31, 2004, 2003 and 2002
(In thousands)

				Accumulated			Total
	Common Stock		Additional	Other			Stock-
	No. of	Par Value	Paid-in	Comprehensive	Accumulated	Treasury	holders’
	Shares	Amount	Capital	(Loss)	Deficit	Stock	Deficit
Balance at December 31, 2001	9,947	$99	$76,056	$(4,157)	$(95,909)	$(1,938)	$(25,849)

Net loss 2002	-	-	-	-	(4,114)	-	(4,114)
Common stock issued	56	1	3	-	-	-	4
Foreign currency translation adjustment	-	-	-	24	-	-	24

Balance at December 31, 2002	10,003	100	76,059	(4,133)	(100,023)	(1,938)	(29,935)
Net loss 2003	-	-	-	-	(3,357)	-	(3,357)
Foreign currency translation adjustment	-	-	-	54	-	-	54

Balance at December 31, 2003	10,003	100	76,059	(4,079)	(103,380)	(1,938)	(33,238)
Net income 2004	-	-	-	-	2,675	-	2,675
Foreign currency translation adjustment	-	-	-	(98)	-	-	(98)

Balance at December 31, 2004	10,003	$100	$76,059	$(4,177)	$(100,705)	$(1,938)	$(30,661)

See accompanying notes to consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Note 20)
Years ended December 31, 2004, 2003 and 2002
(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$2,675	(3,357)	(4,114)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	409	483	713
Goodwill impairment	-	-	800
Amortization of debt discounts	-	-	3
Gain on sale of investment in joint venture	-	-	(450)

Changes in operating assets and liabilities:
Accounts receivable	822	756	(370)
Inventories	(1,572)	359	1843
Prepaid expenses	91	(143)	523
Other assets	17	255	(142)
Accounts payable, accrued expenses and other liabilities	(783)	1,122	(2,044)
Net cash provided by (used in) operating activities	1,659	(525)	(3,238)

Cash flows from investing activities:

Capital expenditures, net	(259)	(72)	(124)
Net cash used in investing activities	(259)	(72)	(124)

Cash flows from financing activities:
Increase in senior debt	357	317	2,975
Repayments of senior debt	(70)	-	-
Proceeds from the issuance of common stock	-	-	4
Repayments of notes payable/short-term loans	-	(8)	(3)
Net cash provided by financing activities	287	309	2,976

Effect of exchange rate changes on cash and cash equivalents	(116)	(22)	(39)
Decrease in cash and cash equivalents	1,571	(310)	(425)
Cash and equivalents - beginning of year	469	779	1,204

Cash and equivalents - end of year	$2,040	469	779

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(1)  Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Porta Systems Corp. (“Porta” or the “Company”) designs, manufactures and markets systems for the connection, protection, testing and administration of public and private telecommunications lines and networks. The Company has various patents for copper and software based products and systems that support voice, data, image and video transmission. Porta’s principal customers are the U.S. regional telephone operating companies and foreign telephone companies.

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

Accounts Receivable

Accounts receivables are customer obligations due under normal trade terms. The Company sells its products directly to customers, to distributors and original equipment manufacturers involved in a variety of industries, principally telecommunications and military/aerospace. The Company performs continuing credit evaluations of its customers’ financial condition and although it generally does not require collateral, letters of credit may be required from customers in certain circumstances.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The Company records an allowance for doubtful accounts receivable based on specifically identified amounts that it believes to be uncollectible. The Company also records additional allowances based on certain percentages of its aged receivables, which are determined based on historical experience and its assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to its allowance may be required.

The Company has a limited number of customers with individually large amounts due at any given balance sheet date.

Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated lives of the related assets. Depreciation is computed using the straight-line method over the related assets’ estimated lives.

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations. Commencing January 1, 2002, goodwill is an indefinite lived asset and as such is not amortized. On an annual basis, or more frequently if certain events occur, the Company tests the goodwill for impairment. The Company determines the estimated fair value of the goodwill by considering the projected cash flows generated from the reporting unit to which the goodwill relates. Goodwill at December 31, 2004 and 2003, related only to the Company’s signal processing division.

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

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from translation are accumulated in a separate component of stockholders’ equity. Gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the functional currency) are included in operations.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

Net Income (Loss) Per Share

Basic net income (loss) per share is based on the weighted average number of shares outstanding. Diluted net income (loss) per share is based on the weighted average number of shares outstanding plus the dilutive effect of potential shares of common stock, as if such shares had been issued. For 2003 and 2002, no dilutive potential shares of common stock were added to compute diluted loss per share because the effect would be anti-dilutive.

Reclassifications

Certain reclassifications have been made to conform prior years’ consolidated financial statements to the 2004 presentation.

Accounting for Stock-Based Compensation

The Company applies the intrinsic value method as outlined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for stock options granted to employees. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires the Company to provide pro forma information regarding net income (loss) and net income (loss) per common share as if compensation cost for the Company’s stock option programs had been determined in accordance with the fair value method prescribed therein. The following table illustrates the effect on net income (loss) and income (loss) per share of common stock as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

	Year Ended December 31
	2004	2003	2002
	(In thousands, except per share data)
Net income (loss), as reported	$2,675	$(3,357)	$(4,114)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(1)	(1)	(1)
Pro forma net income (loss)	$2,674	$(3,358)	$(4,115)

Income (loss) per share of common stock:
Basic and diluted - as reported	$0.27	$(0.34)	$(0.41)
Basic and diluted - pro forma	$0.27	$(0.34)	$(0.41)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

Accounting for the Impairment of Long-Lived Assets

The Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets other than goodwill are evaluated for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.

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

New Accounting Pronouncements

On December 21, 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" ("FSP No. 109-1"), and FASB Staff Position No. FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP No. 109-2"). These staff positions provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. FSP No. 109-1 states that the tax relief (special tax deduction for domestic manufacturing) from this legislation should be accounted for as a "special deduction" instead of a tax rate reduction. FSP No. 109-2 gives a company  additional time to evaluate the effects of the legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company is investigating the repatriation provision to determine whether it might repatriate extraordinary dividends, as defined in the American Jobs Creation Act of 2004 (“AJCA”). The Company is currently evaluating all available U.S. Treasury guidance, as well as awaiting anticipated further guidance. The Company expects to complete this evaluation within a reasonable amount of time after additional guidance is published. The Company estimates the potential income tax effect of any such repatriation would be to record a tax liability based on the effective 5.25% rate provided by the AJCA. The actual income tax impact to us will become determinable once further technical guidance has been issued.

In December 2004, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment" ("SFAS No. 123(R)"). This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for quarterly periods beginning after June 15, 2005, which is the third quarter of 2005. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see "Note 1 - Accounting for Stock-Based Compensation"), it is currently evaluating the impact this statement will have on its consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that this statement will have on its consolidated financial statements, but presently anticipates that such effect will be immaterial.

(2)  Liquidity

As of December 31, 2004, the Company’s debt included (a) $25,674,000 of senior debt including principal and interest, which, as a result of an extension effective April 1, 2005, matures on July 1, 2005, (b) $6,144,000 principal amount of subordinated debt, which matured on July 3, 2001, and (c) $385,000 of 6% Debentures which matured on July 2, 2002. The Company was unable to pay the principal ($6,144,000) or interest ($4,129,000) on the subordinated notes or the principal ($385,000) or interest ($104,000) on the 6% Debenture. Accordingly, all senior and subordinated debt are classified as current liabilities (notes 7, 8 and 9). In addition, the Company can not give any assurance that the senior lender will extend the loan beyond July 1, 2005. If the senior lender does not extent the maturity date of the obligations or demands payment of all or a significant portion of the obligations due to the senior lender, the Company will not be able to continue in business.

The Company has suffered substantial losses from operations in two of the last three years and, as of December 31, 2004, has a working capital deficit of $34,150,000.

As a result of its continuing financial difficulties:

•
the Company is having and may continue to have difficulty performing its obligations under its contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance; and

•	the Company has significantly scaled back its Operating Support Systems (“OSS”) operations, so that the operations of that division are currently limited almost exclusively to performing warranty and maintenance services and the sale of existing inventory.

A vendor has commenced an arbitration proceeding against the Company seeking $3 million for breach of contract (see note 19). Based upon the terms of a proposed settlement, the Company includes as a liability $727,000, representing the present value of the proposed settlement. However, the Company can give no assurance that it will be able to settle the proceeding on those terms. If the claimant obtains a significant judgment against the Company and the claimant seeks to enforce the judgment, or if one or more of the Company’s other creditors obtain significant judgments against it and seeks to enforce the judgments, the Company’s ability to continue in business would be impaired and it may be necessary for the Company, or the holder of its senior debt may require the Company, to seek protection under the Bankruptcy Code.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The Company is seeking to address its need for liquidity by exploring alternatives, including the possible sale of one or more of its divisions. If the Company sells any or all of its divisions, the agreement with the holder of the Company’s senior debt requires it to pay the net proceeds to the holder of its senior debt. As a result of this provision and the Company’s obligations to the holders of subordinated debt, unless the lenders consent to the Company retaining a portion of the net proceeds from any sale for its operations, the Company will not receive any significant amount, and may not receive any, of the net proceeds from any such sale for working capital. During 2004, 2003 and 2002, the Company was engaged in discussions with respect to the possible sale of its divisions; however, those negotiations were terminated without an agreement having been reached.

During 2003 and 2004, the Company has taken steps to reduce overhead, including a reduction in personnel and the hiring of lower wage personnel in its Mexico facility. The Company will continue to look to reduce costs while it seeks additional business from new and existing customers. Because of its present stock price, the Company cannot raise funds through the sales of its equity securities, and the Company’s financial condition prevents it from issuing debt securities. In the event that the Company is unable to extend or restructure its debt obligations and sell one or more of its divisions, it cannot be assured that the Company will be able to continue in operations. Furthermore, the Company believes that its losses in two out of the last three years, and its financial position, are having an adverse effect upon its ability to develop new business, as competitors and potential customers question its ability both to perform obligations under any agreements it may enter and to continue in business.

The maturity date of the Company’s obligations to the holder of its senior debt has been extended to July 1, 2005, at which time, the entire principal and interest on the senior debt becomes due and payable. The extension of the senior debt was granted by SHF IX LLC, an affiliate of Stonehill Financial, LLC who purchased our senior debt from Wells Fargo Foothill, Inc during the third quarter of 2004. At December 31, 2004, the Company did not have sufficient resources to pay either the holder of its senior debt or the subordinated lenders; and it is unlikely that it can generate such cash from its operations, and the holder of its senior debt continues to preclude the Company from making payments on any subordinated indebtedness, other than accounts payable in the normal course of business. Accordingly, all senior and subordinated debt are classified as current liabilities (note 7). The holder of the Company’s senior debt has granted the Company extensions in the past. However, at each maturity date, the holder of our senior debt reviews the Company’s financial condition, business plan and prospects. The Company cannot determine whether the holder of its senior debt will continue to extend the loans. Any adverse event, including continuing declines in business or attempts by creditors, including judgment creditors, to realize on their claims or judgments could have an effect on the decision of the holder of the Company’s senior debt to extend or demand payment on the notes. In such event, it would be necessary for the Company to seek protection under the Bankruptcy Code.

These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described above.

(3)  Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products directly to customers, to distributors and original equipment manufacturers involved in a variety of industries, principally telecommunications and military/aerospace. The Company performs continuing credit evaluations of its customers’ financial condition and although it generally does not require collateral, letters of credit may be required from customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Included are any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2004 is adequate. However, actual write-offs might exceed the recorded allowance.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

Accounts receivable included approximately $56,000 and $1,213,000 at December 31, 2004 and 2003, respectively, of revenues earned but not yet contractually billable pursuant to long-term contracts for specialized products. All such amounts at December 31, 2004 are expected to be billed in 2005. In addition, at December 31, 2003, accounts receivable included approximately $224,000 of retainage balances, representing amounts held back by customers to insure performance by the Company of its obligations under various long-term contracts. There were no such retainage amounts at December 31, 2004. The allowance for doubtful accounts receivable was $1,045,000 and $1,091,000 as of December 31, 2004 and 2003, respectively. The allowance for doubtful accounts was increased by provisions of $34,000, $210,000, and $23,000 and decreased by write-offs of $80,000, $1,086,000, and $224,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

(4)  Inventories

Inventories consist of the following:

	December 31,
	2004	2003
Parts and components	$2,650,000	1,673,000
Work-in-process	654,000	427,000
Finished goods	1,272,000	904,000
	$4,576,000	3,004,000

(5)  Property, Plant and Equipment

Property, plant and equipment consists of the following:

	December 31		Estimated
	2004	2003	useful lives

Land	$132,000	132,000	-
Buildings	1,119,000	1,110,000	20 years
Machinery and equipment	8,190,000	7,991,000	3-8 years
Furniture and fixtures	2,294,000	2,295,000	5-10 years
Transportation equipment	55,000	74,000	4 years
Tools and molds	3,984,000	3,833,000	8 years
Leasehold improvements	893,000	882,000	Lesser of term of lease or estimated life of asset
	16,667,000	16,317,000
Less accumulated depreciation and amortization	15,333,000	14,851,000
	$1,334,000	1,466,000

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(6)  Goodwill

The Company measures the fair value of the acquired business at least annually, instead of amortizing goodwill over a fixed period of time, to determine if goodwill has been impaired. At January 1, 2003, the Company completed the first step of the goodwill transitional impairment test, which required determining the fair value of the reporting units as of January 1, 2003 and comparing it to the carrying value of the reporting unit net assets. The Company determined that there was no impairment loss resulting from the transitional impairment test as of January 1, 2003.

As of December 31, 2004 and 2003, goodwill was $2,961,000. At such dates, all of the goodwill related to the Company’s Signal division. During the second quarter of 2002, the Company was engaged in discussions with respect to the sale of the Signal division. Based on those discussions the Company determined that goodwill was impaired and it estimated that the amount of the impairment was $800,000. This amount was charged to operations in the quarter ended June 30, 2002. Furthermore, the Company cannot give assurances that further write-downs will not be necessary, although management believes that no additional goodwill impairment charges were necessary in 2003 or 2004.

(7)  Senior Debt

On December 31, 2004 and 2003, Porta’s senior debt consisted of debt under its credit facility in the amount of $25,674,000 and $25,387,000, respectively. Substantially all of the Company’s assets are pledged as collateral for the senior debt. The current agreement with the holder of the senior debt will expire on July 1, 2005 and, accordingly, the senior debt has been classified as a current liability (see note 2). The extension of the senior debt was granted by SHF IX LLC, an affiliate of Stonehill Financial, LLC, who purchased the Company’s senior debt from Wells Fargo Foothill, Inc during the third quarter of 2004.

In March 2002, the senior lender agreed to an amended and restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $1,500,000 and subsequently increased in May 2002 to $2,250,000. The agreement allowed the Company to draw monies subject to the senior lender’s receipt and approval of a weekly disbursement budget. Any advances under this agreement were at the discretion of the senior lender. Obligations under the new term loan bear interest at 12%, which interest accrued monthly and was added to the principal until September 1, 2002 when interest for the month of August 2002 became payable and current interest became payable. The agreement provides that all indebtedness prior to March 1, 2002 is reflected as an old term loan in the amount of $22,610,000, which includes the principal balance due at December 31, 2001 plus accrued interest though March 1, 2002. The old term loan bears no interest until such time as the senior lender in its sole discretion notifies the Company that interest shall be payable at a rate of 12% or a default rate of 14%. Additionally, the senior lender prohibited the Company from making any payments on indebtedness to any subordinated creditors or from paying any dividends on common stock, but the Company is not prohibited from paying accounts payable in the ordinary course of business. Finally, the agreement allowed for standby letters of credit not to exceed a maximum of $573,000. As of December 31, 2004, the Company did not have any standby letters of credit outstanding. As of December 31, 2004, the Company had borrowed $2,250,000, the maximum principal amount under the new term loan, and the total accrued interest on the new term loan was $814,000.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(8)  6% Convertible Subordinated Debentures

As of December 31, 2004 and 2003, the Company had outstanding $385,000 of its 6% convertible subordinated debentures due July 1, 2002 (the “Debentures”). The Company has not paid interest on these Debentures since July 2000, and the holder of its senior debt prohibits it from making any payments of principal and interest (see note 7). At December 31, 2004 and 2003, accrued interest on the debentures was $104,000 and $81,000, respectively. The trustee of the Debentures gave notice to the Company that the non-payment caused an event of default. The convertibility feature associated with the Debentures expired upon their maturity.

(9)  Subordinated Notes

As of December 31, 2004 and 2003, $6,144,000 of Subordinated Notes were outstanding. As of December 31, 2004, $6,144,000 of principal and $4,129,000 of accrued interest were due and payable. However, the Company does not have the resources to pay the $6,144,000 principal and $4,129,000 of interest due on the subordinated debt. In addition, the senior lender has precluded the Company from making payments on the subordinated debt (note 7).

(10)  Joint Venture

In April 2002, the Company sold its 50% interest in its Korean joint venture company, for $450,000 to its joint venture partner. Payment was made by the forgiveness of commissions, totaling $450,000, which were owed by the Company to its sales representation company (which is owned by the Company’s joint venture partner) with respect to sales made by the joint venture in Korea. The investment in the joint venture had previously been written down to zero as the Company’s share of the losses of the joint venture exceeded its investment. Therefore, the transaction was reflected as a $450,000 reduction in accrued commissions and a non-cash gain on sale of investment in joint venture.

(11)  Warrants

At December 31, 2004, the Company had outstanding (a) warrants issued to its senior lender to purchase 100,000 shares of common stock, which are currently exercisable at $0.25 per share and expire on June 6, 2005, (b) warrants issued to a vendor to purchase 15,000 shares of common stock, which are currently exercisable at $1.8125 per share and expire in May 2005 (c) warrants issued to the holders of subordinated notes to purchase 127,500 shares of Common Stock which are exercisable at $3.00 per share (which subsequently expired unexercised on January 2, 2005).

(12)  Employee Benefit Plans

The Company has deferred compensation agreements with certain present and former officers and employees, with benefits commencing at retirement equal to 50% of the employee’s base salary, as defined. Payments under the modified agreements will be made for a period ranging from approximately 15 to approximately 25 years, although they may be accelerated under certain conditions. In 2003, under the modified requirements, the accrued liability was reduced by approximately $137,000. During 2002, the Company accrued approximately $122,000 under the original agreements. Total deferred compensation obligations as of December 31, 2004, before discounting at a rate of 6.5%, were approximately $1,540,000.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The Company maintains the Porta Systems Corp. 401(k) Savings Plan for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. Porta will match a participant’s contribution by an amount equal to 25% of the first 6% contributed by the participant. A participant is 100% vested in all balances credited to his account, including the Company’s contribution. For the years ended December 31, 2004, 2003 and 2002, the Company’s contribution amounted to $38,000, $37,000 and $47,000, respectively.

The Company maintained the Employee Stock Purchase Plan for the benefit of eligible employees, as defined in the Purchase Plan, which permitted employees to purchase the Company’s common stock at discounts up to 10%. The Company had reserved 1,000,000 shares of the Company’s stock for issuance under the plan. During 2002, 55,803 shares were issued pursuant to the Purchase Plan. As of March 18, 2002, the Plan was discontinued. Accordingly, no shares were issued in 2004 and 2003 pursuant to the Plan.

The Company does not provide any other post-retirement benefits to any of its employees.

(13)  Incentive Plans

During 1999, the Company established an Employee Stock Bonus Plan whereby stock may be given to employees who are not officers or directors to recognize their contributions. A maximum of 95,750 shares of common stock is reserved for issuance pursuant to the Bonus Plan. No shares of common stock were issued pursuant to the Bonus Plan during 2004, 2003 and 2002.

The Company’s 1996 Stock Incentive Plan (“1996 Plan”) covers 450,000 shares of common stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1996 Plan was approved. Options under the 1996 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1996 Plan. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1996 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 2,000 shares on May 1st of each year commencing May 1, 1996, with an exercise price equal to the average closing price of the last ten trading days of April of each year.

The Company’s 1998 Non-Qualified Stock Option Plan (“1998 Plan”) covers 450,000 shares of common stock. Options under the 1998 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors.

The Company’s 1999 Incentive and Non-Qualified Stock Option Plan (“1999 Plan”) covers 400,000 shares of common stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1999 Plan was approved. Options under the 1999 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1999 Plan. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1999 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year; provided, however, that the non-management directors will not be granted non-qualified options pursuant to the 1999 Plan for any year to the extent options are granted under the 1996 Plan for such year.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The weighted-average fair values of options granted were $0.05, $0.02 and $0.05 per share for options granted in 2004, 2003 and 2002, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2004, 2003 and 2002:
	2004	2003	2002
Dividends:	$0.00 per share	$0.00 per share	$0.00 per share
Volatility:	50%	50%	100%
Risk-free interest:	4.22%	4.22%-5.48%	4.22%-5.48%
Expected term:	5-9.6 years	5 - 9.6 years	5 - 9.6 years

A summary of the status of the Company’s stock option plans as of December 31, 2004, 2003, and 2002, and changes during the years ending on those dates is presented below:

	2004		2003		2002
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Option	Exercise Price	Option	Exercise Price	Option	Exercise Price

Outstanding beginning of year	552,530	$2.27	601,530	$2.43	801,705	$3.96

Granted	15,000	0.07	15,000	0.03	15,000	0.07
Exercised	-	-	-	-	-	-
Forfeited	(244,750)	3.23	(64,000)	3.21	(215,175)	2.11

Outstanding end of year	322,780	$1.45	552,530	$2.27	601,530	$2.43

Options exercisable at year-end	318,780		542,530		567,647

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The following table summarizes information about stock options outstanding under the stock option plans at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted-average
Range of	Outstanding	Remaining	Weighted-average	Exercisable	Weighted-Average
Exercise Prices	at 12/31/04	Contractual Life	Exercise Price	at 12/31/04	Exercise Price

<$1.00	65,000	7.3 years	$0.14	65,000	$0.14
$1.00 - 1.99	213,780	2.4 years	$1.51	213,780	$1.51
$2.00 - 2.99	10,000	5.3 years	$2.29	10,000	$2.29
$3.00 - 3.85	34,000	1.5 years	$3.38	30,000	$3.38
	322,780			318,780

(14)  Income Taxes

The provision (benefit) for income taxes consists of the following:

	2004		2003		2002
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$-	-	-	-	-	-
State and foreign	169,000	-	(272,000)	-	11,000	-
Total	$169,000	-	(272,000)	-	11,000	-

The domestic and foreign components of income (loss) before provision (benefit) for income taxes were as follows:

	2004	2003	2002
United States	$732,000	(2,989,000)	(3,726,000)
Foreign	2,112,000	(640,000)	(376,000)
Income (loss) before provision (benefit) for income taxes	$2,844,000	(3,629,000)	(4,102,000)

A reconciliation of the Company’s income tax provision and the amount computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes is as follows:

	2004	2003	2002
Tax benefit at statutory rate	$967,000	(1,234,000)	(1,395,000)
Increase (decrease) in income tax benefit resulting from:
Increase (decrease)in valuation allowance	(1,038,000)	1,379,000	1,094,000
State and foreign taxes, less applicable federal benefits	169,000	(114,000)	(98,000)
Non-deductible goodwill impairment	-	-	272,000
Other expenses not deductible for tax purposes	6,000	8,000	13,000
Foreign (income) losses taxed at rates different from U.S. statutory rate	26,000	(16,000)	(78,000)

Reversal and adjustments of prior year’s accrual	-	(275,000)	203,000
Other	39,000	(20,000)	-
	$169,000	(272,000)	11,000

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
Porta has unused United States tax net operating loss (NOL) carryforwards of approximately $51.2 million expiring at various dates between 2009 and 2023. Due to the 1997 change in ownership which resulted from the conversion of Porta’s Zero coupon subordinated convertible notes to common stock, Porta’s usage of its NOL will be limited in accordance with Internal Revenue Code section 382. Porta’s carryforward utilization of the NOL is limited to $1,767,000 per year with respect to approximately $23.9 million of the NOL, representing the portion that arose prior to the change in control. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). In addition, Porta has foreign NOL carryforwards of approximately $7,998,000 with indefinite expiration dates.

The components of the deferred tax assets, the net balance of which total zero after the valuation allowance, as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax assets:
Inventory	$1,413,000	1,445,000
Allowance for doubtful accounts receivable	402,000	420,000
Benefits of tax loss carryforwards	22,092,000	23,656,000
Benefit plans	436,000	468,000
Accrued commissions	105,000	109,000
Other	2,489,000	1,877,000
Depreciation	358,000	358,000
	27,295,000	28,333,000
Valuation allowance	(27,295,000)	(28,333,000)
	$-	-

Deferred tax assets as of December 31, 2003 have been adjusted based on actual tax returns filed.

Because of Porta’s losses in 2003 and 2002 and uncertainties associated with projections of future taxable income, a valuation allowance for the entire deferred tax asset was provided due to the uncertainty as to future realization.

In January 2003, Porta accepted an offer to pay $30,000 in full settlement of a tax liability of its Puerto Rico subsidiary; accordingly the related tax and accrued interest liability of $274,000 was reversed in 2003.

No provision was made for U.S. income taxes on the undistributed earnings of Porta’s foreign subsidiaries as it is management’s intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 2004, undistributed earnings of the foreign subsidiaries amounted to approximately $1,470,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings

(15)  Leases

At December 31, 2004, Porta and its subsidiaries leased manufacturing and administrative facilities, equipment and automobiles under a number of operating leases. Porta is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 2004, 2003, and 2002 amounted to approximately $581,000, $537,000 and $499,000, respectively. The Company also subleased a portion of one of its facilities during 2003 and 2002; rent expense for such years was reduced accordingly by $164,000 and $89,000, respectively. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

2005	$594,000
2006	585,000
2007	553,000
2008	307,000
2009	277,000
Thereafter	2,720,000
$5,036,000

(16)  Major Customers

Porta’s five largest customers accounted for sales of $15,443,000, or approximately 53% of sales, for 2004, $8,507,000, or approximately 43% of sales, for 2003 and $9,784,000, or approximately 46% of sales, for 2002. Fujitsu Telecommunications Europe LTD was Porta’s largest customer for 2004 and 2003, accounting for sales of $4,772,000, or approximately 16% and $3,150,000, or approximately 16%, respectively. A significant amount of sales of the Company’s products for use by British Telecommunications were sold to Fujitsu, a systems integrator for British Telecommunications. As a result, most of the sales to Fujitsu Telecommunications were for use by British Telecommunications. Direct sales to British Telecommunications were $2,652,000, or 9% of sales, for 2004, $1,480,000, or 8% of sales, for 2003 and $2,306,000, or 11% of sales, for 2002. Sales to Telmex in 2004 were $3,139,000, or approximately 11% of sales. Sales to Philippine Long Distance Telephone in 2002 were $2,725,000, or approximately 13% of sales. No other customers account for 10% or more of the Company’s sales in 2004, 2003 or 2002.

(17)  Fair Values of Financial Instruments

Cash equivalents, accounts receivable and accounts payable are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

The fair value of the Company’s senior and subordinated debt and related interest cannot be reasonably estimated due to the lack of marketability of such instruments. Management understands that the senior debt was recently sold at a significant discount from its face value.

(18)  Net Income (Loss) Per Share

In 2004, the weighted average shares of common stock outstanding for purposes of computing diluted net income per share include 16,000 dilutive potential common shares related to stock options for which the options’ exercise price was less than the weighted average market price of the Company’s common stock for the year. Options to purchase 277,780, 552,530 and 601,530 shares of common stock for 2004, 2003 and 2002, respectively, with exercise prices ranging from $0.30 to $3.85, $0.02 to $3.85 and $0.07 to $3.85 for 2004, 2003 and 2002, respectively, were outstanding but not included in the computation of diluted net income (loss) per share, because the effect of doing so would be anti-dilutive.

Warrants to purchase 242,500 shares of common stock, with exercise prices ranging from $0.25 to $3.00, were outstanding as of December 31, 2004, 2003 and 2002 but not included in the computation of diluted net income (loss) per share because the exercise prices were greater than the average market price of common stock during such years, and the effect of doing so would be anti-dilutive.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(19)  Legal Matters

In June 2002, BMS Corp. commenced an arbitration proceeding against the Company in New York City seeking damages of approximately $3,000,000 and alleging that Porta breached its agreement to market and sell an update to an OSS product which BMS was to develop for the Company. Porta believes that it has defenses to the claims by BMS and has filed a counterclaim to recover the $350,000 the Company advanced to BMS under the contract. As of December 31, 2004, the Company has recorded a liability of $727,000, based on the Company's estimate of the present value of the Company's liability to BMS, based upon the terms of a proposed settlement with BMS.  However, the Company can give no assurance that the Company will be able to settle the action on such terms.

In July 2001, the holder of a subordinated note in the principal amount of $500,000 commenced an action against the Company in the United States District Court for the Southern District of New York seeking payment of the principal and accrued interest on their subordinated notes which were payable in July 2001. The payment of the note is subordinated to payment of Porta’s senior debt. The plaintiff's motion for a summary judgment was denied by the court in January 2002 on the grounds that the terms of the note did not give them permission to obtain a judgment while the Company remained in default to the senior debt holder. Since that time, the action has remained inactive.

(20)  Cash Flow Information

Supplemental cash flow information for the years ended December 31, is as follows:
	2004	2003	2002
Cash paid for interest	$116,000	6,000	10,000
Cash paid for income taxes	$69,000	11,000	2,000

(21)  Segment and Geographic Data

Porta has three reportable segments: Line Connection and Protection Equipment (“Line”) whose products interconnect copper telephone lines to switching equipment and provides fuse elements that protect telephone equipment and personnel from electrical surges; Signal Processing (“Signal”) whose products are used in data communication devices that employ high frequency transformer technology; and Operating Support Systems (“OSS”) whose products automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment. During 2004, the activity of the OSS division was limited to the performance of warranty and maintenance services, and the completion of installations of OSS systems pursuant to contracts entered into in prior years.

The factors used to determine the above segments focused primarily on the types of products and services provided, and the type of customer served. Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

	2004	2003	2002
Revenue:
Line	$21,545,000	11,334,000	9,598,000
Signal	5,551,000	4,253,000	4,523,000
OSS	2,003,000	3,249,000	6,414,000
	$29,099,000	18,836,000	20,535,000

Segment profit (loss):
Line	$5,784,000	1,634,000	(565,000)
Signal	2,124,000	1,393,000	286,000
OSS	(1,662,000)	(3,072,000)	226,000
	$6,246,000	(45,000)	(53,000)

Depreciation and amortization:
Line	$218,000	253,000	245,000
Signal	27,000	22,000	25,000
OSS	95,000	136,000	350,000
	$340,000	411,000	620,000

Total identifiable assets:
Line	$6,368,000	4,099,000	3,975,000
Signal	4,561,000	4,293,000	4,319,000
OSS	945,000	2,932,000	4,538,000
	$11,874,000	11,324,000	12,832,000

Capital expenditures:
Line	$167,000	46,000	37,000
Signal	71,000	4,000	9,000
OSS	0	0	58000
	$238,000	50,000	104,000

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
The following table reconciles segment totals to consolidated totals:

	2004	2003	2002
Revenue:
Total revenue for reportable segments	$29,099,000	18,836,000	20,535,000
Other revenue	69,000	754,000	882,000
Consolidated total revenue	$29,168,000	19,590,000	21,417,000

Operating income (loss):
Total segment income (loss) for reportable segments	$6,246,000	(45,000)	(53,000)
Corporate and unallocated	(2,093,000)	(2,307,000)	(2,828,000)
Consolidated total operating income (loss)	$4,153,000	(2,352,000)	(2,881,000)

Depreciation and amortization:
Total for reportable segments	$340,000	411,000	620,000
Corporate and unallocated	69,000	72,000	93,000
Consolidated total deprecation and amortization	$409,000	483,000	713,000

Total assets:
Total for reportable segments	$11,874,000	11,324,000	12,832,000
Corporate and unallocated	2,564,000	1,031,000	1,396,000
Consolidated total assets	$14,438,000	12,355,000	14,228,000

Capital expenditures:
Total for reportable segments	$238,000	50,000	104,000
Corporate and unallocated	21,000	22,000	20,000
Consolidated total capital expenditures	$259,000	72,000	124,000

The following table presents information about the Company by geographic area:

	2004	2003	2002
Revenue:
United States	$9,809,000	8,610,000	9,877,000
United Kingdom	14,911,000	7,523,000	6,388,000
Asia/Pacific	128,000	428,000	2,725,000
Other Europe	457,000	1,228,000	1,600,000
Latin America	158,000	238,000	258,000
Other North America	3,139,000	1,037,000	565,000
Other	566,000	526	4,000

Consolidated total revenue	$29,168,000	19,590,000	21,417,000

Consolidated long-lived assets:
United States	$3,843,000	3,859,000	4,274,000
United Kingdom	169,000	255,000	364,000
Other North America	352,000	393,000	455,000
Asia/Pacific	0	0	0
Latin America	0	5,000	7,000
Other	0	0	3,000
	4,364,000	4,512,000	5,103,000
Current and other assets	10,074,000	7,843,000	9,125,000
Consolidated total assets	$14,438,000	12,355,000	14,228,000

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(22)  Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Net sales	$8,100,000	$6,272,000	$7,883,000	$6,913,000
Gross profit	3,130,000	2,367,000	3,047,000	2,783,000
Net income	828,000	320,000	1,058,000	469,000
Basic and diluted net income per share:
	$0.08	$0.03	$0.11	$0.05

	Quarter Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Net sales	$4,374,000	$3,964,000	$5,787,000	$5,465,000
Gross profit	993,000	1,068,000	2,059,000	1,324,000
Netloss	(1,426,000)	(1,041,000)	(214,000)	(676,000)

Basic and diluted net loss per share:	$(0.14)	$(0.10)	$(0.02)	$(0.07)

The net loss for the quarter ended December 31, 2003 reflects a benefit of approximately $214,000 resulting from a modification of deferred compensation agreements. In addition, the Company recorded additional estimated costs to complete long-term contracts in progress of $600,000 during that quarter.