Form 10-Q
period 2005-03-31
PORTA SYSTEMS CORP
filed 2005-05-13
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to______
Commission file number 1-8191

PORTA SYSTEMS CORP.

(Exact name of registrant as specified in its charter)

Delaware	11-2203988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒ No☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

Common stock (par value $0.01) 9,972,284 shares as of April 28, 2005

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)

	March 31,	December 31,
Assets	2005	2004
Current assets:	(Unaudited)
Cash and cash equivalents	$1,560	$2,040
Accounts receivable - trade, less allowance for doubtful accounts of $1,045 in both 2005 and 2004	3,571	3,076
Inventories	4,914	4,576
Prepaid expenses and other current assets	740	382
Total current assets	10,785	10,074

Property, plant and equipment, net	1,398	1,334
Goodwill	2,961	2,961
Other assets	69	69
Total assets	$15,213	$14,438
Liabilities and Stockholders' Deficit
Current liabilities:
Senior debt, including accrued interest	$25,615	$25,674
Subordinated notes	6,144	6,144
6% Convertible subordinated debentures	385	385
Accounts payable	4,503	4,728
Accrued expenses and other	2,452	2,760
Other accrued interest payable	4,770	4,533
Total current liabilities	43,869	44,224

Deferred compensation	864	875
Total long-term liabilities	864	875

Total liabilities	44,733	45,099

Commitments and contingencies

Stockholders' deficit:

Preferred stock, no par value; authorized 1,000,000 shares, none issued
Common stock, par value $.01; authorized 20,000,000 shares, issued 10,003,224 shares in both 2005 and 2004	100	100
Additional paid-in capital	76,059	76,059
Accumulated deficit	(99,502)	(100,705)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,239)	(4,177)
	(27,582)	(28,723)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders' deficit	(29,520)	(30,661)
Total liabilities and stockholders' deficit	$15,213	$14,438

See accompanying notes to consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Sales	$7,615	$8,100
Cost of sales	4,472	4,970
Gross profit	3,143	3,130

Selling, general and administrative expenses	1,177	1,466
Research and development expenses	421	513
Total expenses	1,598	1,979

Operating income	1,545	1,151

Interest expense, net of interest income	(325)	(323)

Income before income taxes	1,220	828

Income tax expense	(17)	--

Net income	$1,203	$828

Other comprehensive income:

Foreign currency translation adjustments	(62)	(114)

Comprehensive income	$1,141	$714

Per share data:

Basic per share amounts:

Net income per share of common stock	$0.12	$0.08

Weighted average shares outstanding	9,972	9,972

Diluted per share amounts:

Net income per share of common stock	$0.12	$0.08

Weighted average shares outstanding	10,005	9,972

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,203	$828
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization	101	95

Changes in operating assets and liabilities:
Accounts receivable	(495)	(2,163)
Inventories	(338)	471
Prepaid expenses and other current assets	(359)	42
Other assets	(1)	10
Accounts payable, accrued expenses and other liabilities	(305)	467
Net cash used in operating activities	(194)	(250)

Cash flows from investing activities:
Capital expenditures, net	(169)	(18)
Net cash used in investing activities	(169)	(18)

Cash flows from financing activities:
Increase in senior debt	91	85
Repayments of senior debt	(150)	--

Net cash provided by (used in) financing activities	(59)	85

Effect of exchange rate changes on cash	(58)	(119)

Decrease in cash and cash equivalents	(480)	(302)

Cash and cash equivalents - beginning of the year	2,040	469

Cash and cash equivalents - end of the period	$1,560	$167

Supplemental cash flow disclosure:

Cash paid for interest expense	$151	$1

Cash paid for income taxes	$30	$16

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Management's Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company's Form 10-K annual report for the year ended December 31, 2004. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2004 Form 10-K annual report contained an explanatory paragraph regarding the Company's ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the first three months of 2005 are not necessarily indicative of results for the year.

Note 2: Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market. The composition of inventories at the end of the respective periods is as follows:

	March 31, 2005	December 31, 2004
	(in thousands)
Parts and components	$3,076	$2,650
Work-in-process	696	654
Finished goods	1,142	1,272
	$4,914	$4,576

Note 3: Senior and Subordinated Debt

On March 31, 2005, the Company's liability to the holder of its senior debt, including accrued interest of $755,000, was $25,615,000. During the fourth quarter of 2004, SHF IX LLC, an affiliate Minnesota-based Stonehill Financial, LLC, purchased the Company's senior debt of approximately $25,000,000 from Wells Fargo Foothill, Inc. Under recent amendments, the loan becomes due and payable on July 1, 2005. If the agreement is not extended beyond July 1, 2005, and if the holder of the senior debt demands payment of all or a significant portion of the loan when due, the Company will not be able to continue in business and it is likely that the Company will seek protection under the Bankruptcy Code.

As of March 31, 2005, the Company's short-term debt also included $6,144,000 of subordinated debt that became due on July 3, 2001 and $385,000 of 6% debentures which became due on July 2, 2002. Accrued interest on the subordinated notes was approximately $4,360,000, which represents interest from July 2000 through March 31, 2005, and accrued interest on the 6% debentures was $110,000. We are precluded by the holder of our senior debt from paying any principal or interest on the subordinated debt.

Note 4: Accounting for Stock Based Compensation

The Company applies the intrinsic value method as outlined in APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock options. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to provide pro forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. Since there was no stock-based compensation in the quarters ended March 31, 2005 and 2004, pro forma income is the same as the reported net income.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." This statement replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB No. 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires all stock-based compensation to be recognized as an expense in the financial statements and that such cost be measured according to the fair value of stock options. SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005, which for the Company is the first quarter of 2006. While the Company currently provides the pro forma disclosures required by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," on a quarterly basis (see above), it is currently evaluating the impact this statement will have on its consolidated financial statements.

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

Because of continuing losses in the OSS division, combined with difficulties in marketing OSS products in view of our financial condition, we limit our OSS activities to the performance of maintenance and warranty services. For the three months ended March 31, 2005, OSS sales were $208,000, which was approximately 2.7% of the Company's revenue and the OSS operations generated a loss of approximately $273,000. For the three months ended March 31, 2004, OSS sales were $811,000, which was approximately 10.0% of the Company's revenue and the OSS operations generated a loss of approximately $298,000. The Company anticipates that the OSS revenue will represent an increasingly smaller portion of our revenue.

The factors used to determine the above segments focused primarily on the types of products and services provided, and the type of customer served. Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

There has been no significant change from December 31, 2004 in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company's assets.

	Three Months Ended
	March 31, 2005	March 31, 2004
Sales:
Line	$5,707,000	$5,972,000
Signal	1,656,000	1,303,000
OSS	208,000	811,000
	$7,571,000	$8,086,000

Segment profit (loss):
Line	$1,573,000	$1,636,000
Signal	698,000	455,000
OSS	(273,000)	(298,000)
	$1,998,000	$1,793,000

The following table reconciles segment totals to consolidated totals:

	Three Months Ended
	March 31, 2005	March 31, 2004
Sales:
Total revenue for reportable segments	$7,571,000	$8,086,000
Other revenue	44,000	14,000
Consolidated total revenue	$7,615,000	$8,100,000

Operating Income:
Total segment income for reportable segments	$1,998,000	$1,793,000
Corporate and unallocated	(453,000)	(642,000)
Consolidated total operating income	$1,545,000	$1,151,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company's consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:
	Three Months Ended
	March 31,
	2005	2004
Sales	100%	100%
Cost of Sales	59%	61%
Gross Profit	41%	39%
Selling, general and administrative expenses	15%	18%
Research and development expenses	6%	6%
Operating income	20%	14%
Interest expense - net	(4%)	(4%)
Net income	16%	10%

The Company's sales by product line for the periods ended March 31, 2005 and 2004 are as follows:

	Three Months Ended March 31,
	$ (000)
	2005		2004
Line connection/protection equipment	$5,707	75%	$5,972	74%
Signal Processing	1,656	22%	1,303	16%
OSS equipment	208	3%	811	10%
Other	44	1%	14	0%
	$7,615	100%	$8,100	100%

Overview

We operate in the telecommunications industry, and our customer base consists largely of government-owned and privately-owned telecommunications companies. Our line connection and protection equipment ("Line") interconnects copper telephone lines to switching equipment and provides fuse elements that protect telephone equipment and personnel from electrical surges. Our signal processing ("Signal") equipment is used in data communication devices that employ high frequency transformer technology. Our Operating Support Systems ("OSS"), which are becoming an increasingly less important part of our business, automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment.

Because of continuing losses in the OSS division, combined with difficulties in marketing OSS products in view of our financial condition, we limit our OSS activities to the performance of maintenance and warranty services. In addition, we are trying to sell our remaining OSS inventory although we did not generate any sales of OSS inventory in the first quarter of 2005 and sales of OSS inventory were minimal during 2004. We expect our OSS business to continue to decline in future years, and we do not anticipate that we will enter into new maintenance contracts when our warranty obligations terminate or renew existing maintenance contracts when they expire.

Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment to telephone operating companies in the United States and foreign countries. Our Line division operated at a profit for the three months ended March 31, 2005 and March 31, 2004. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated operating profit for the three months ended March 31, 2005 and the comparable period of 2004. We recognize revenue from Line and Signal products when the product is shipped.

Our senior debt matures on July 1, 2005. Although the holder of our senior debt has extended the maturity date from time to time as we approached an expiration date, the holder may not extend the loan beyond July 1, 2005 and if the holder does grant an extension, it may be the final extension which the holder grants to us. Any extension may be contingent upon our making or agreeing to make significant payments on account of the senior debt, which may affect our ability to conduct our business and, if such payments impair our ability to conduct business, it is likely that we will seek protection under the Bankruptcy Code. If the holder of our senior debt does not extend the maturity date of our obligations and demands payment of all or a significant portion of our obligations due to the holder, we will not be able to continue in business and it is likely that we will seek protection under the Bankruptcy Code. We cannot assure you that the holder of our senior debt will not demand payment of all or a significant portion of our obligations or that we will not seek protection under the Bankruptcy Code in anticipation of a decision by the holder to demand payment.

Results of Operations

Our sales for the quarter ended March 31, 2005 were $7,615,000, representing a decrease of $485,000 (6%) compared to the quarter ended March 31, 2004 of $8,100,000. The decreased sales level resulted primarily from decreased sales of OSS products, and to a significantly lesser extent from a small decrease in sales of our Line products. The reductions were offset by an increase in Signal processing revenue.

Line equipment sales slightly decreased by $265,000 (4%) from $5,972,000 for the March 2004 quarter to $5,707,000 for the March 2005 quarter, principally as a result of a decline in sales to British Telecommunications from the first quarter of 2004.

Signal processing revenue for the quarter ended March 31, 2005 compared to 2004 increased by $353,000 (27%) from $1,303,000 to $1,656,000. This increase resulted from our ability to ship orders from backlog on a more timely basis than in the comparable period of 2004.

OSS sales decreased by $603,000 (74%) from $811,000 for the quarter ended March 31, 2004 to $208,000 for the quarter ended March 31, 2005. The decreased sales resulted from the reduction in the scope of our OSS operations.

 Gross margin for the March 2005 quarter was 41% compared to 39% for the March 2004 quarter. This increase is from our Line and Signal processing segments, somewhat offset by a decrease in the OSS margin.

Selling, general and administrative expenses decreased by $289,000 (20%) from $1,466,000 in the March 2004 quarter to $1,177,000 in the March 2005 quarter. This decrease relates primarily to reduced OSS sales expenses as our marketing activities for OSS were sharply reduced during 2004 and into the first quarter of 2005.

Research and development expenses decreased by $92,000 (18%) from $513,000 in the March 2004 quarter to $421,000 in the March 2005 quarter. During the March 2004 quarter, a significant portion of our research and development related to OSS, and the elimination of this activity resulted in an overall decrease despite an increase in research and development for our Line business.

As a result of the foregoing, we had an operating income of $1,545,000 for the March 2005 quarter, as compared to an operating income of $1,151,000 for the March 2004 quarter.

We continue to accrue interest on obligations to the holder of $2,225,000 of our senior debt, which represents interest on senior debt that we incurred subsequent to March 2002. In addition, there is outstanding an old term loan, in the principal amount of approximately $23,000,000, that accrues no interest commencing March 1, 2002, until such time as the holder of the debt, in its sole discretion, notifies us that interest, at a rate of 12%, or a default rate of 14%, shall be payable. The holder of the senior debt has not required us to pay interest on this amount.

Income tax expense for the quarter ended March 31, 2005 relates to state and foreign taxes. No federal income tax expense has been provided due to the availability of net operating loss carry forwards.

As the result of the foregoing, we generated net income of $1,203,000, $.12 per share (basic and diluted), for the March 2005 quarter versus net income of $828,000, $0.08 per share (basic and diluted), for the March 2004 quarter.

Liquidity and Capital Resources

At March 31, 2005, we had cash and cash equivalents of $1,560,000 compared with $2,040,000 at December 31, 2004. Our working capital deficit at March 31, 2005 was $33,084,000, compared to a working capital deficit of $34,150,000 at December 31, 2004, a reduction of $1,066,000 in our working capital deficit. This improvement is the result of our improved operating results for the quarter ended March 31, 2005. We used $194,000 of cash in our operations during the March 2005 quarter. During the first quarter, we commenced making payments to the holder of our senior debt, with payment of $150,000, all of which was applied to interest.

As of March 31, 2005, our debt includes $25,615,000 of senior debt which matures on July 1, 2005, $6,144,000 of subordinated debt that became due on July 3, 2001, and $385,000 of 6% debentures which became due on July 2, 2002. We were unable to pay the interest payment on the subordinated notes of approximately $4,360,000 that represents interest from July 2000 through March 2005, or the interest on the subordinated debentures of approximately $110,000. We have been notified by the trustee of 6% debentures that the non-payment of the principal and interest caused an event of default. At March 31, 2005, we did not have sufficient resources to pay either the senior lender or the subordinated lenders; it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making any payments on the subordinated debt.

We have sought to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. During 2003 and 2004, we were engaged in discussions with respect to the possible sale of our divisions; however, those negotiations were terminated without an agreement having been reached, and we may not be able to sell those divisions on acceptable, if any, terms. Furthermore, if we sell a division, we anticipate that a substantial portion, if not all, of the net proceeds will be paid to the holder of our senior debt, and we will not receive any significant amount of working capital from such a sale. We continue our efforts to reduce costs while we seek additional business from new and existing customers. The significant reduction in the operations of our OSS division will impair our ability to sell that division, and such reduction, and the dependence of our copper business on several significant customers, are major factors which may impair our ability to sell the copper division or our business as a whole. Further, if we sell one of our two divisions, we may be unable to operate the remaining division at a profit.

Forward Looking Statements

 Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state the Company's intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors," in our Form 10-K for the year ended December 31, 2004 and those described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We conduct certain operations outside the United States. A substantial portion of our revenue and expenses from our United Kingdom operations are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

 See Note 3 of Notes to Unaudited Consolidated Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" for information concerning defaults on our subordinated debt.

Item 6. Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTA SYSTEMS CORP.

Dated: May 13, 2005	By:	/s/ William V. Carney
William V. Carney
Chairman of the Board and Chief Executive Officer

Dated: May 13, 2005	By:	/s/ Edward B. Kornfeld
Edward B. Kornfeld
President, Chief Operating Officer and Chief Financial Officer