Form 10-Q
period 2005-06-30
PORTA SYSTEMS CORP
filed 2005-08-11
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common stock (par value $0.01) 10,053,637 shares as of August 5, 2005

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)

	June 30,	December 31,
	2005	2004
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,760	$2,040
Accounts receivable - trade, less allowance for doubtful accounts
of $256 in 2005 and $1,045 in 2004	3,262	3,076
Inventories	4,811	4,576
Prepaid expenses and other current assets	626	382
Total current assets	11,459	10,074

Property, plant and equipment, net	1,470	1,334
Goodwill, net	2,961	2,961
Other assets	64	69
Total assets	$15,954	$14,438

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt, including accrued interest	$25,477	$25,674
Subordinated notes	6,144	6,144
6% convertible subordinated debentures	385	385
Accounts payable	4,111	4,728
Accrued expenses and other	2,891	2,760
Other accrued interest payable	4,706	4,533
Total current liabilities	43,714	44,224

Deferred compensation	852	875
Total long-term liabilities	852	875

Total liabilities	44,566	45,099

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $.01; authorized 20,000,000 shares, issued
10,084,577 shares in 2005 and 10,003,224 shares in 2004	101	100
Additional paid-in capital	76,124	76,059
Accumulated deficit	(98,614)	(100,705)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,285)	(4,177)
	(26,674)	(28,723)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(28,612)	(30,661)
Total liabilities and stockholders’ deficit	$15,954	$14,438

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Six Months Ended
	June 30,	June 30,
	2005	2004

Sales	$16,041	$14,372
Cost of sales	9,655	8,875
Gross profit	6,386	5,497

Selling, general and administrative expenses	2,766	2,642
Research and development expenses	861	1,021
Total expenses	3,627	3,663

Operating income	2,759	1,834

Interest expense, net of interest income	(646)	(660)
Other income, net	1	—

Income before income taxes	2,114	1,174

Income tax expense	(23)	(26)

Net income	$2,091	$1,148

Other comprehensive loss:
Foreign currency translation adjustments	(108)	(189)

Comprehensive income	$1,983	$959

Per share data:

Basic per share amounts:

Net income per share of common stock	$0.21	$0.12

Weighted average shares outstanding	10,005	9,972

Diluted per share amounts:

Net income per share of common stock	$0.21	$0.12

Weighted average shares outstanding	10,036	9,972

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	June 30,	June 30,
	2005	2004

Sales	$8,425	$6,272
Cost of sales	5,183	3,905
Gross profit	3,242	2,367

Selling, general and administrative expenses	1,589	1,176
Research and development expenses	439	508
Total expenses	2,028	1,684

Operating income	1,214	683

Interest expense, net of interest income	(321)	(337)
Other income, net	1	—

Income before income taxes	894	346

Income tax expense	(7)	(26)

Net income	$887	$320

Other comprehensive loss:
Foreign currency translation adjustments	(46)	(75)

Comprehensive income	$841	$245

Per share data:

Basic per share amounts:

Net income per share of common stock	$0.09	$0.03

Weighted average shares outstanding	10,038	9,972

Diluted per share amounts:

Net income per share of common stock	$0.09	$0.03

Weighted average shares outstanding	10,067	9,972

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,091	$1,148
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	204	191
Changes in operating assets and liabilities:
Accounts receivable	(186)	200
Inventories	(235)	(117)
Prepaid expenses and other current assets	(245)	8
Other assets	4	12
Accounts payable, accrued expenses and other liabilities	(269)	(1,100)
Net cash provided by operating activities	1,364	342

Cash flows from investing activities:
Capital expenditures, net	(351)	(80)
Net cash used in investing activities	(351)	(80)

Cash flows from financing activities:
Increase in senior debt	178	175
Repayments of senior debt	(375)	—
Net cash provided by (used in) financing activities	(197)	175

Effect of exchange rate changes on cash	(96)	(189)

Increase in cash and cash equivalents	720	248

Cash and cash equivalents - beginning of the year	2,040	469

Cash and cash equivalents - end of the period	$2,760	$717

Supplemental cash flow disclosure:

Cash paid for interest expense	$375	$34

Cash paid for income taxes	$73	$34

Common stock issued for accrued director fees	$66	$—

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management’s Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2004. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2004 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the second quarter or the first six months of 2005 are not necessarily indicative of results for the year.

Note 2: Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows:

	June 30, 2005	December 31, 2004
	(in thousands)
Parts and components	$3,170	$2,650
Work-in-process	548	654
Finished goods	1,093	1,272
	$4,811	$4,576

Note 3: Senior and Subordinated Debt

On June 30, 2005, the Company’s liability to the holder of its senior debt, including accrued interest of $842,000, was $25,477,000. During the fourth quarter of 2004, SHF IX LLC, an affiliate of Minnesota-based Stonehill Financial, LLC, purchased the Company’s senior debt of approximately $25,000,000 from Wells Fargo Foothill, Inc. Under recent amendments, the loan became due and payable on August 1, 2005. On August 5, 2005, we entered into an agreement with the holder of the senior debt, dated as of August 1, 2005, to extend the maturity of our senior debt to September 30, 2005. The agreement provides for payments to the holder of the senior debt of $112,500 on each of August 5, 2005, which has been made, August 31, 2005 and September 30, 2005 on account of our senior debt and a payment of $100,000 to the holder of the senior debt on account of its expenses, including legal expenses, relating to the extension agreement and related matters. As part of the extension, the holder of the senior debt agreed to continue the suspension of the accrual of interest on approximately $23 million on the senior debt.

As a condition to the extension, the Company agreed to take steps to effect a restructure of the senior debt in a manner which results in the payment of a significant portion of the senior debt and the issuance of secured debt and equity for the balance of the senior debt on specified terms. Any such restructure will require the Company to obtain financing from a new investor. Although the Company intends to seek such an investor, the Company cannot give any assurance that it will be able to obtain an investor on terms that are acceptable to the senior debt holder. The Company has also agreed to engage an investment banker to assist it in exploring strategic alternatives. If the agreement is not extended beyond September 30, 2005, and if the holder of the senior debt demands payment of all or a significant portion of the loan when due, the Company will not be able to continue in business, and it is likely that the Company will seek protection under the Bankruptcy Code.

As of June 30, 2005, the Company’s short-term debt also included $6,144,000 of subordinated debt, which became due on July 3, 2001, and $385,000 of 6% debentures, which became due on July 2, 2002. Accrued interest on the subordinated notes was approximately $4,590,000, which represents interest from July 2000 through June 30, 2005, and accrued interest on the 6% debentures was $116,000. The Company is precluded by the holder of its senior debt from paying any principal or interest on the subordinated debt.

Note 4: Accounting for Stock Based Compensation

The Company applies the intrinsic value method as outlined in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for stock options. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. SFAS No. 123, “Accounting for Stock-based Compensation,” requires the Company to provide pro forma information regarding net income and net income per common share as if compensation cost for the Company’s stock option programs had been determined in accordance with the fair value method prescribed therein. The following table illustrates the effect on net income and income per share of common stock as if the fair value method had been applied to all outstanding and unvested awards in each period presented.

	Six Months Ended		Three Months Ended
	June 30		June 30
	2005	2004	2005	2004
(In thousands, except per share data)
Net income, as reported	$2,091	$1,148	$887	$320
Deduct: Total stock-based employee compensation expense
determined under fair value method for all awards	(2)	(1)	(2)	(1)
Pro forma net income	$2,089	$1,147	$885	$319

Income per share of common stock:
Basic and diluted - as reported	$0.21	$0.12	$0.09	$0.03
Basic and diluted - pro forma	$0.21	$0.12	$0.09	$0.03

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  Statement 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005, which for the Company is the first quarter of 2006. Currently we recognize the expense of options or similar instruments issued to employees using the intrinsic value based method.  Beginning with the first quarter of 2006, we will be required to recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments.

Note 5: Segment Data

The Company has three reportable segments: Line Connection and Protection Equipment (“Line”) whose products interconnect copper telephone lines to switching equipment and provide fuse elements that protect telephone equipment and personnel from electrical surges; Signal Processing (“Signal”) whose products are used in data communication devices that employ high frequency transformer technology, and Operating Support Systems (“OSS”) whose products automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment.

Because of continuing losses in the OSS division, combined with difficulties in marketing OSS products in view of our financial condition, we limit our OSS activities to the performance of maintenance and warranty services. For the six months ended June 30, 2005, OSS sales were $410,000, which was approximately 2.6% of the Company’s revenue, and the OSS operations generated a loss of approximately $535,000. For the six months ended June 30, 2004, OSS sales were $1,346,000, which was approximately 9.4% of the Company’s revenue and the OSS operations generated a loss of approximately $900,000. The Company anticipates that the OSS revenue will represent an increasingly smaller portion of its revenue.

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

	Six Months Ended		Three Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Sales:
Line	$12,281,000	$10,399,000	$6,574,000	$4,427,000
Signal	3,255,000	2,591,000	1,598,000	1,289,000
OSS	410,000	1,346,000	202,000	536,000
	$15,946,000	$14,336,000	$8,374,000	$6,252,000

Segment profit (loss):
Line	$3,109,000	$2,755,000	$1,537,000	$1,120,000
Signal	1,387,000	1,036,000	689,000	580,000
OSS	(535,000)	(900,000)	(263,000)	(602,000)
	$3,961,000	$2,891,000	$1,963,000	$1,098,000

The following table reconciles segment totals to consolidated totals:

	Six Months Ended		Three Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Sales:
Total revenue for reportable
segments	$15,946,000	$14,336,000	$8,374,000	$6,252,000
Other revenue	95,000	36,000	51,000	20,000
Consolidated total revenue	$16,041,000	$14,372,000	$8,425,000	$6,272,000

Operating income (loss):
Total segment income
for reportable segments	$3,961,000	$2,891,000	$1,963,000	$1,098,000
Corporate and unallocated	(1,202,000)	(1,057,000)	(749,000)	(415,000)
Consolidated total
operating income	$2,759,000	$1,834,000	$1,214,000	$683,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Sales	100%	100%	100%	100%
Cost of sales	60%	62%	62%	62%
Gross profit	40%	38%	38%	38%
Selling, general and administrative expenses	17%	18%	19%	19%
Research and development expenses	6%	7%	5%	8%
Operating income	17%	13%	15%	11%
Interest expense - net	(4%)	(5%)	(4%)	(5%)
Other	0%	0%	0%	(1%)
Net income	13%	8%	11%	5%

The Company’s sales by product line for the periods ended June 30, 2005 and 2004 are as follows:

	Six Months Ended June 30,
	$(000)
	2005		2004
Line connection/protection equipment	$12,281	77%	$10,399	72%
Signal Processing	3,255	20%	2,591	18%
OSS equipment and maintenance revenue	410	3%	1,346	10%
Other	95	0%	36	0%
	$16,041	100%	$14,372	100%

	Three Months Ended June 30,
	$(000)
	2005		2004
Line connection/protection equipment	$6,574	78%	$4,427	71%
Signal Processing	1,598	19%	1,289	21%
OSS equipment and maintenance revenue	202	2%	536	8%
Other	51	1%	20	0%
	$8,425	100%	$6,272	100%

Overview

We operate in the telecommunications industry, and our customer base consists largely of government-owned and privately-owned telecommunications companies. Our line connection and protection equipment (“Line”) interconnects copper telephone lines to switching equipment and provides fuse elements that protect telephone equipment and personnel from electrical surges. Our signal processing (“Signal”) equipment is used in data communication devices that employ high frequency transformer technology. Our Operating Support Systems (“OSS”), which are no longer a significant part of our business, automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment.

Because of continuing losses in the OSS division, combined with difficulties in marketing OSS products in view of our financial condition, we limit our OSS activities to the performance of maintenance and warranty services. In addition, we are trying to sell our remaining OSS inventory although we did not generate any sales of OSS inventory in the first half of 2005 and sales of OSS inventory were minimal during 2004. We expect our OSS business to continue to decline in future years, and we do not anticipate that we will enter into new maintenance contracts when our warranty obligations terminate or renew existing maintenance contracts when they expire.

Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment primarily to telephone operating companies outside the United States and through distribution to designers, engineers and installers in the United States. Our Line division operated at a profit for the six months ended June 30, 2005 and June 30, 2004. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated operating profit for the six months ended June 30, 2005 and the comparable period of 2004. We recognize revenue from Line and Signal products when the product is shipped.

At June 30, 2005, our senior debt was scheduled to mature on August 1, 2005. On August 5, 2005, we entered into an agreement with the holder of the senior debt, dated as of August 1, 2005, to extend the maturity of our senior debt to September 30, 2005. The agreement provides for payments to the holder of the senior debt of $112,500 on each of August 5, 2005, which has been made, August 31, 2005 and September 30, 2005 on account of our senior debt and a payment of $100,000 to the holder of the senior debt on account of its expenses, including legal expenses, relating to the extension agreement and related matters. As part of the extension, the holder of the senior debt agreed to continue the suspension of the accrual of interest on approximately $23 million of the senior debt.

As a condition to the extension, the Company agreed to take steps to effect a restructure of the senior debt in a manner which results in the payment of a significant portion of the senior debt and the issuance of secured debt and equity for the balance of the senior debt on specified terms. Any such restructure will require the Company to obtain financing from a new investor. Although the Company intends to seek such an investor, the Company cannot give any assurance that it will be able to obtain an investor on terms that are acceptable to the holder of the senior debt. The Company has also agreed to engage an investment banker to assist it in exploring strategic alternatives. Although the holder of our senior debt has extended the maturity date from time to time as we approached an expiration date, the holder may not extend the loan beyond September 30, 2005 and if the holder does grant an extension, it may be the final extension which the holder grants to us. Any extension may be contingent upon both our success in our negotiations with a potential investor to effect the restructuring of the senior debt and/or the status of our negotiations with respect to other strategic alternatives, and our making or agreeing to make significant payments on account of the senior debt, which may affect our ability to conduct our business. If payments required by the holder of the senior debt impair our ability to conduct our business, it is likely that we will seek protection under the Bankruptcy Code. If the holder of our senior debt does not extend the maturity date of our obligations and demands payment of all or a significant portion of our obligations due to the holder, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code. We cannot assure you that the holder of our senior debt will not demand payment of all or a significant portion of our obligations or that we will not seek protection under the Bankruptcy Code in anticipation of a decision by the holder to demand payment.

Results of Operations

Our sales for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 increased by $1,669,000 (12%) from $14,372,000 in 2004 to $16,041,000 in 2005. Sales for the quarter ended June 30, 2005 were $8,425,000, an increase of $2,153,000 (34%) from the sales of $6,272,000 for the quarter ended June 30, 2004. The increased sales level resulted primarily from increased sales of Line products to British Telecommunications that commenced in the third quarter of 2003, as a result of an increase by British Telecommunications in the availability of DSL lines in the United Kingdom, and to a lesser extent, from increase in sales of our domestic and other international Line business and Signal products. The cash flow generated from the increased sales to British Telecommunications enabled us to improve our relations with our suppliers and increase our sales of Line and Signal equipment in the domestic and other international markets.

Line equipment sales for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 increased by $1,882,000 (18%) from $10,399,000 to $12,281,000. Sales for the three months ended June 30 increased by $2,147,000 (48%) from $4,427,000 in 2004 to $6,574,000 in 2005. The increase in sales for the six and the three months primarily reflects increased sales volume to British Telecommunications as stated above.

Signal sales for the six months ended June 30, 2005 were $3,255,000, compared to $2,591,000 in the same period of 2004, an increase of $664,000 (26%). Sales for the three months ended June 30, 2005 compared to 2004, increased by $309,000 (24%) from $1,289,000 to $1,598,000. These increases resulted from our ability to ship orders from backlog on a more timely basis, the result of a better cash flow from operations, than in the comparable period of 2004.

OSS sales for the six months ended June 30, 2005 were $410,000, compared with $1,346,000 in the same period of 2004, a decrease of $936,000 (70%). OSS sales for the three months ended June 30, 2005 were $202,000 compared to $536,000 in the same period of 2004, a decrease of $334,000 (62%). The decrease in sales for the six and three months resulted from the reduction in the scope of our OSS operations and marketing effort as stated above.

Gross margin for the six months ended June 30, 2005 was 40% compared to 38% for the six months ended June 30, 2004. Gross margin for the quarter ended June 30, 2005 was 38% compared to 38% for the quarter ended June 30, 2004. This increase for the six months is the result of better absorption of manufacturing overhead created by the increase in revenue from our Line business and reduced OSS costs, both of which enabled us to operate more efficiently than in the comparable periods of 2004.

Selling, general and administrative expenses increased by $124,000 (5%) from $2,642,000 to $2,766,000 for the six months ended June 30, 2005 compared to 2004. For the quarter ended June 30, 2005 selling, general and administrative expenses increased by $413,000 (35%) from 2004. These increases relate primarily to a rent accrual for facilities no longer being utilized in the United Kingdom, which was partially offset by reduced OSS sales expenses as our marketing activities for OSS were sharply reduced during 2004 and into the first half of 2005.

Research and development expenses decreased by $160,000 and $69,000 for the six and three months ended June 30, 2005, respectively, from the comparable periods in 2004. During the first half of 2004, a significant portion of our research and development related to OSS, and the elimination of this activity resulted in an overall decrease despite an increase in research and development for our Line business.  As a result of the above, for the six months ended June 30, 2005, we had an operating income of $2,759,000 compared with $1,834,000 in the same period of 2004. We had an operating income of $1,214,000 for the quarter ended June 30, 2005 as compared with $683,000 in the same period of 2004.

We continue to accrue interest on obligations to the holder of $2,225,000 of our senior debt, which represents interest on senior debt that we incurred subsequent to March 2002. In addition, there is outstanding an old term loan, in the principal amount of approximately $23,000,000, that accrues no interest commencing March 1, 2002, until such time as the holder of the debt, in its sole discretion, notifies us that interest, at a rate of 12%, or a default rate of 14%, shall be payable. As part of the August 2005 extension of the senior debt, the holder of the senior debt has not required us to pay interest on this amount through September 30, 2005.

Income tax expense for the six months ended June 30, 2005 relates to state and foreign taxes. No federal income tax expense has been provided due to the availability of net operating loss carry forwards.

As a result of the foregoing, we generated net income of $2,091,000, $.21 per share (basic and diluted), for the six months ended June 30, 2005, compared with $1,148,000, $0.12 per share (basic and diluted), in 2004. The net income for the three months ended June 30, 2005 was $887,000, $.09 per share (basic and diluted), compared with $320,000, $0.03 per share (basic and diluted) in 2004.

Liquidity and Capital Resources

At June 30, 2005, we had cash and cash equivalents of $2,760,000 compared with $2,040,000 at December 31, 2004. Our working capital deficit at June 30, 2005 was $32,255,000 compared to a working capital deficit of $34,150,000 at December 31, 2004, a reduction of $1,895,000 in our working capital deficit. This decrease in the working capital deficiency reflects our improved operating results for the six months ended June 30, 2005. Cash of $1,364,000 was provided by our operations during the six months of 2005. During the six months of 2005, we commenced making payments to the holder of our senior debt, with payment of $150,000, in the first quarter and $225,000 in the second quarter of 2005, all of which was applied to accrued interest.

As of June 30, 2005, our debt includes $25,477,000 of senior debt, which matures on September 30, 2005, $6,144,000 of subordinated debt that became due on July 3, 2001, and $385,000 of 6% debentures that became due on July 2, 2002. We were unable to pay the interest payment on the subordinated notes of approximately $4,590,000 that represents interest from July 2000 through June 2005, or the interest on the subordinated debentures of approximately $116,000. We have been notified by the trustee of 6% debentures that the non-payment of the principal and interest caused an event of default. At June 30, 2005, we did not have sufficient resources to pay either the senior lender or the subordinated lenders; it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making any payments on the subordinated debt.

We have sought to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. During 2003 and 2004, we were engaged in discussions with respect to the possible sale of our divisions; however, those negotiations were terminated without an agreement having been reached, and we may not be able to sell those divisions on acceptable, if any, terms. Furthermore, if we sell a division, we anticipate that a substantial portion, if not all, of the net proceeds will be paid to the holder of our senior debt, and we will not receive any significant amount of working capital from such a sale. We continue our efforts to reduce costs while we seek additional business from new and existing customers, or seek to sell one or more of our divisions. As a result of the significant reduction in the operations of our OSS division, we do not believe that we will be able to sell that division on terms which would generate any significant cash. Further, the dependence of our copper business on several significant customers, principally British Telecommunications, are major factors which may impair our ability to sell the copper division or our business as a whole or may affect the terms on which we would be able to sell the business. Further, if we sell only the Line or Signal businesses, we may be unable to operate the remaining divisions at a profit.

As noted above, as part of the extension agreement with the holder of the senior debt, we are required to seek an investor to enable us to restructure the senior debt in a manner which provides a significant payment on account of the senior debt and the issuance to the holder of the senior debt of senior secured debt and equity in respect of the unpaid portion of the senior debt. We may not be able to negotiate an agreement with any investor to provide us with funds to enable us to restructure the senior debt on terms that are acceptable to the holder of the senior debt. If we are not able to restructure the senior debt or sell our business in a manner and on terms that are acceptable to the holder of the senior debt or if have not made satisfactory progress on either a restructure or a sale, the holder of the senior debt may decline to give a further extension or may seek to foreclose on its debt. In such event, it is likely that we would seek protection under the Bankruptcy Code.

Forward Looking Statements

Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-K for the year ended December 31, 2004 and those described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PORTA SYSTEMS CORP.

Dated: August 11, 2005	By:	/s/William V. Carney
William V. Carney
Chairman of the Board and Chief Executive Officer

Dated: August 11, 2005	By:	/s/Edward B. Kornfeld
Edward B. Kornfeld
President, Chief Operating Officer and Chief Financial Officer