Form 10-Q
period 2005-09-30
PORTA SYSTEMS CORP
filed 2005-11-14
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from.______________ to _____________

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock (par value $0.01) 10,053,637 shares as of November 07, 2005

PART I.- FINANCIAL INFORMATION

Item 1.	Financial Statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)
	September 30,	December 31,
	2005	2004
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,066	$2,040
Accounts receivable - trade, less allowance for doubtful accounts of $256 in 2005 and $1,045 in 2004	4,283	3,076
Inventories	4,450	4,576
Prepaid expenses and other current assets	1,055	382
Total current assets	11,854	10,074

Property, plant and equipment, net	1,412	1,334
Goodwill, net	2,961	2,961
Other assets	64	69
Total assets	$16,291	$14,438

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt, including accrued interest	$25,260	$25,674
Subordinated notes	6,144	6,144
6% convertible subordinated debentures	385	385
Accounts payable	4,087	4,728
Accrued expenses and other	3,294	2,760
Other accrued interest payable	4,943	4,533
Total current liabilities	44,113	44,224

Deferred compensation	839	875
Total long-term liabilities	839	875
Total liabilities	44,952	45,099

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	---	---
Common stock, par value $.01; authorized 20,000,000 shares, issued 10,084,577 shares in 2005 and 10,003,224 shares in 2004	101	100
Additional paid-in capital	76,124	76,059
Accumulated deficit	(98,508)	(100,705)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,440)	(4,177)
	(26,723)	(28,723)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(28,661)	(30,661)
Total liabilities and stockholders’ deficit	$16,291	$14,438

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Nine Months Ended
	September 30,	September 30,
	2005	2004

Sales	$23,061	$22,255
Cost of sales	14,142	13,711
Gross profit	8,919	8,544

Selling, general and administrative expenses	4,421	3,876
Research and development expenses	1,241	1,437
Total expenses	5,662	5,313

Operating income	3,257	3,231

Interest expense, net of interest income	(959)	(989)
Other income, net	5	8
Income before income taxes	2,303	2,250

Income tax expense	(106)	(44)
Net income	$2,197	$2,206

Other comprehensive loss:
Foreign currency translation adjustments	(263)	(188)
Comprehensive income	$1,934	$2,018
Per share data:

Basic per share amounts:
Net income per share of common stock	$0.22	$0.22
Weighted average shares outstanding	10,021	9,972

Diluted per share amounts:
Net income per share of common stock	$0.22	$0.22
Weighted average shares outstanding	10,054	9,972

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2005	2004

Sales	$7,021	$7,883
Cost of sales	4,487	4,836
Gross profit	2,534	3,047

Selling, general and administrative expenses	1,655	1,233
Research and development expenses	380	416
Total expenses	2,035	1,649

Operating income	499	1,398

Interest expense, net of interest income	(313)	(329)
Other income, net	4	8
Income before income taxes	190	1,077

Income tax expense	(83)	(19)
Net income	$107	$1,058

Other comprehensive (loss) income:
Foreign currency translation adjustments	(155)	2
Comprehensive (loss) income:	$(48)	$1,060
Per share data:

Basic per share amounts:
Net income per share of common stock	$0.01	$0.11
Weighted average shares outstanding	10,054	9,972

Diluted per share amounts:
Net income per share of common stock	$0.01	$0.11
Weighted average shares outstanding	10,089	9,972

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,197	$2,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305	294
Changes in operating assets and liabilities:
Accounts receivable	(1,207)	(808)
Inventories	126	(695)
Prepaid expenses and other current assets	(674)	14
Other assets	4	9
Accounts payable, accrued expenses and other liabilities	334	(454)
Net cash provided by operating activities	1,085	566

Cash flows from investing activities:
Capital expenditures, net	(384)	(148)
Net cash used in investing activities	(384)	(148)

Cash flows from financing activities:
Increase in senior debt	261	266
Repayments of senior debt	(675)	---
Net cash provided by (used in) financing activities	(414)	266

Effect of exchange rate changes on cash	(261)	(190)

Increase in cash and cash equivalents	26	494

Cash and cash equivalents - beginning of the year	2,040	469

Cash and cash equivalents - end of the period	$2,066	$963

Supplemental cash flow disclosure:
Cash paid for interest expense	$680	$65
Cash paid for income taxes	$98	$53
Common stock issued for accrued director fees	$66	$ ---

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:  Management’s Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2004. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2004 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the third quarter or the first nine months of 2005 are not necessarily indicative of results for the year.

Note 2:  Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows:

	September 30, 2005	December 31, 2004
	(in thousands)
Parts and components	$2,922	$2,650
Work-in-process	713	654
Finished goods	815	1,272
	$4,450	$4,576

Note 3:  Senior and Subordinated Debt

On September 30, 2005, the Company’s liability to the holder of its senior debt, including accrued interest of $625,000, was $25,260,000. During the fourth quarter of 2004, SHF IX LLC, an affiliate of Minnesota-based Stonehill Financial, LLC, purchased the Company’s senior debt of approximately $25,000,000 from Wells Fargo Foothill, Inc. Under recent amendments, the loan became due and payable on September 30, 2005. On October 12, 2005, effective October 1, 2005, we entered into an agreement with the holder of the senior debt to extend the maturity of our senior debt to December 15, 2005. The agreement provides for payments of $75,000 on October 12, 2005 to the holder of the senior debt on account of its expenses, including legal expenses, relating to the extension agreement and related matters, $112,500 on October 31, 2005, which has been made, and a payment of $112,500 on November 30, 2005. As part of the extension, the holder of the senior debt agreed to continue the suspension of the accrual of interest on approximately $23 million on the senior debt.

As a condition to the extension, the Company agreed to take steps to effect a restructure of the senior debt in a manner which results in the payment of a significant portion of the senior debt and the issuance of secured debt and equity for the balance of the senior debt on specified terms. Any such restructure will require the Company to obtain financing from a new investor. Although the Company is seeking such an investor, the Company cannot give any assurance that it will be able to obtain an investor on terms that are acceptable to the senior debt holder. Pursuant to the agreement with the holder of the senior debt, the Company engaged an investment banker to assist it in exploring strategic alternatives. If the agreement is not extended beyond December 15, 2005, and if the holder of the senior debt demands payment of all or a significant portion of the loan when due, the Company will not be able to continue in business, and it is likely that the Company will seek protection under the Bankruptcy Code. In the event we are able to secure an investor to restructure the senior debt, is very likely that the Company's present common stock holders would suffer a very significant dilution of their common stock holdings. We have incurred costs associated with restructuring of senior debt of approximately $450,000, which have been deferred and included in “Prepaid expenses and other current assets”.

As of September 30, 2005, the Company’s short-term debt also included $6,144,000 of subordinated debt, which became due on July 3, 2001, and $385,000 of 6% debentures, which became due on July 2, 2002. Accrued interest on the subordinated notes was approximately $4,822,000, which represents interest from July 2000 through September 30, 2005, and accrued interest on the 6% debentures was $121,000 and is reflected in “Accrued expenses and other” in the accompanying Consolidated Balance Sheet. The Company is precluded by the holder of its senior debt from paying any principal or interest on the subordinated debt.

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

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2005	2004	2005	2004
(In thousands, except per share data)
Net income, as reported	$2,197	$2,206	$107	$1,058
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2)	(1)	0	0
Pro forma net income	$2,195	$2,205	$107	$1,058

Income per share of common stock:
Basic and diluted - as reported	$0.22	$0.22	$0.01	$0.11
Basic and diluted - pro forma	$0.22	$0.22	$0.01	$0.11

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  Statement 123(R) covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  SFAS 123(R) will be effective for fiscal years beginning after June 15, 2005, which for the Company is the first quarter of 2006. Currently we recognize the expense of options or similar instruments issued to employees using the intrinsic value based method.  Beginning with the first quarter of 2006, we will be required to recognize the expense of options or similar instruments issued to employees using the fair-value-based method of accounting for stock-based payments. SFAS 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but companies may restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The Company is evaluating these methods.

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

Because of continuing losses in the OSS division, combined with difficulties in marketing OSS products in view of our financial condition, we limit our OSS activities to the performance of maintenance and warranty services. For the nine months ended September 30, 2005, OSS sales were $557,000, which was approximately 2.4% of the Company’s revenue, and the OSS operations generated a loss of approximately $702,000. For the nine months ended September 30, 2004, OSS sales were $1,635,000, which was approximately 7.3% of the Company’s revenue and the OSS operations generated a loss of approximately $1,271,000. For the three months ended September 30, 2005, OSS sales were $146,000, which was approximately 2.0% of the Company’s revenue, and the OSS operations generated a loss of approximately $166,000. For the three months ended September 30, 2004, OSS sales were $289,000, which was approximately 3.7% of the Company’s revenue and the OSS operations generated a loss of approximately $372,000. The Company anticipates that the OSS revenue will represent an increasingly smaller portion of its revenue. Therefore, the Company is currently evaluating whether the OSS operations will be reported as a separate segment in the future.

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

	Nine Months Ended		Three Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Sales:
Line	$17,868,000	$16,453,000	$5,588,000	$6,054,000
Signal	4,517,000	4,121,000	1,263,000	1,529,000
OSS	557,000	1,635,000	146,000	289,000
	$22,942,000	$22,209,000	$6,997,000	$7,872,000

Segment profit (loss):
Line	$4,054,000	$4,314,000	$944,000	$1,559,000
Signal	1,875,000	1,696,000	488,000	660,000
OSS	(702,000)	(1,271,000)	(166,000)	(372,000)
	$5,227,000	$4,739,000	$1,266,000	$1,847,000

The following table reconciles segment totals to consolidated totals:

	Nine Months Ended		Three Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Sales:
Total revenue for reportable segments	$22,942,000	$22,209,000	$6,997,000	$7,872,000
Other revenue	119,000	46,000	24,000	11,000
Consolidated total revenue	$23,061,000	$22,255,000	$7,021,000	$7,883,000

Operating income (loss):
Total segment income for reportable segments	$5,227,000	$4,739,000	$1,266,000	$1,847,000
Corporate and unallocated	(1,970,000)	(1,508,000)	(767,000)	(449,000)
Consolidated total operating income	$3,257,000	$3,231,000	$499,000	$1,398,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Sales	100%	100%	100%	100%
Cost of sales	61%	62%	64%	61%
Gross profit	39%	38%	36%	39%
Selling, general and administrative expenses	19%	18%	24%	16%
Research and development expenses	5%	6%	5%	5%
Operating income	14%	14%	7%	18%
Interest expense - net	(4%)	(4%)	(4%)	(4%)
Other	0%	0%	1%	(0%)
Net income	10%	10%	2%	14%

The Company’s sales by product line for the periods ended September 30, 2005 and 2004 are as follows:

	Nine Months Ended September 30,
	$(000)
	2005		2004

Line connection/protection equipment	$17,868	77%	$16,453	74%
Signal Processing	4,517	20%	4,121	19%
OSS equipment and maintenance revenue	557	2%	1,635	7%
Other	119	1%	46	0%
	$23,061	100%	$22,255	100%

	Three Months Ended September 30,
	$(000)
	2005		2004

Line connection/protection equipment	$5,588	80%	$6,054	77%
Signal Processing	1,263	18%	1,529	19%
OSS equipment and maintenance revenue	146	2%	289	4%
Other	24	0%	11	0%
	$7,021	100%	$7,883	100%

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

Because of continuing losses in the OSS division, combined with difficulties in marketing OSS products in view of our financial condition, we limit our OSS activities to the performance of maintenance and warranty services. In addition, we are trying to sell our remaining OSS inventory although we did not generate any sales of OSS inventory in the nine months ended September 30, 2005 and sales of OSS inventory were minimal during 2004. We expect our OSS business to continue to decline in future years; we do not anticipate that we will enter into new maintenance contracts when our warranty obligations terminate or renew existing maintenance contracts when they expire. Therefore, the Company is currently evaluating whether it will report the OSS business as a separate segment in the future.

Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment primarily to telephone operating companies outside the United States and through distribution to designers, engineers and installers in the United States. Our Line division operated at a profit for the nine months ended September 30, 2005 and September 30, 2004. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated operating profit for the nine months ended September 30, 2005 and the comparable period of 2004. We recognize revenue from Line and Signal products when the product is shipped.

Our senior debt had matured on September 30, 2005. On October 12, 2005, effective October 1, 2005, we entered into an agreement with the holder of the senior debt to extend the maturity of our senior debt to December 15, 2005. The agreement provides for payments of $75,000 on October 12, 2005 to the holder of the senior debt on account of its expenses, including legal expenses, relating to the extension agreement and related matters, $112,500 on October 31, 2005, which has been made, and a payment of $112,500 on November 30, 2005. As part of the extension, the holder of the senior debt agreed to continue the suspension of the accrual of interest on approximately $23 million on the senior debt. As a condition to the extension, the Company agreed to take steps to effect a restructure of the senior debt in a manner which results in the payment of a significant portion of the senior debt and the issuance of secured debt and equity for the balance of the senior debt on specified terms. Any such restructure will require the Company to obtain financing from a new investor. Although the Company is seeking such an investor, the Company cannot give any assurance that it will be able to obtain an investor on terms that are acceptable to the holder of the senior debt. Pursuant to its agreement with the holder of the senior debt, the Company has also engaged an investment banker to assist it in exploring strategic alternatives. Although the holder of our senior debt has extended the maturity date from time to time as we approached or passed an expiration date, the holder may not extend the loan beyond December 15, 2005. If the holder does grant an extension, it may be the final extension which the holder grants to us. Any extension may be contingent upon both our success in our negotiations with a potential investor to effect the restructuring of the senior debt and/or the status of our negotiations with respect to other strategic alternatives, and our making or agreeing to make significant payments on account of the senior debt, which may affect our ability to conduct our business. If payments required by the holder of the senior debt impair our ability to conduct our business, it is likely that we will seek protection under the Bankruptcy Code. If the holder of our senior debt does not extend the maturity date of our obligations and demands payment of all or a significant portion of our obligations due to the holder, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code. We cannot assure you that the holder of our senior debt will not demand payment of all or a significant portion of our obligations or that we will not seek protection under the Bankruptcy Code in anticipation of a decision by the holder to demand payment.  In the event we are able to secure an investor to restructure the senior debt, is very likely that the Company's present common stock holders would suffer a very significant dilution of their common stock holdings. We have incurred costs associated with restructuring of senior debt of approximately $450,000, which have been deferred and are included in “Prepaid expenses and other current assets”.

Our ability to operate profitably in the future as well as our ability to attract an investor on terms satisfactory to the holder of our senior debt, is largely dependent upon our relationship with British Telecommunications, which, both directly and through one of its major suppliers, represented our largest customer, accounting for approximately 50% of our sales during the nine months ended September 30, 2005 and 51% of our sales during the three months ended September 30, 2005. Our drop in sales for the third quarter reflected a reduction in the price per unit of products sold to British Telecommunications.

Results of Operations

Our sales for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 increased by $806,000 (4%) from $22,255,000 in 2004 to $23,061,000 in 2005. Sales for the quarter ended September 30, 2005 were $7,021,000, a decrease of $862,000 (11%) from the sales of $7,883,000 for the quarter ended September 30, 2004. The decreased sales in the third quarter of 2005 versus 2004 was primarily the result of granted reduced selling prices of the products sold to British Telecommunications during the third quarter of 2005.

Line equipment sales for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 increased by $1,415,000 (9%) from $16,453,000 to $17,868,000. Sales for the three months ended September 30, 2005 decreased by $466,000 (8%) from $6,054,000 in 2004 to $5,588,000 in 2005. The increase in sales for the nine months primarily reflects increased sales volume to British Telecommunications during the first six months of 2005, and the decrease during the third quarter was the result of sales price reductions granted to British Telecommunications, as noted above.

Signal sales for the nine months ended September 30, 2005 were $4,517,000, compared to $4,121,000 in the same period of 2004, an increase of $396,000 (10%). Sales for the three months ended September 30, 2005 compared to 2004, decreased by $266,000 (17%) from $1,529,000 to $1,263,000. These increases resulted from our ability to ship orders from backlog on a more timely basis, the result of a better cash flow from operations than in the comparable period of 2004.The decrease in the sales for the third quarter of 2005 vs. the comparable quarter of 2004 was primarily from a sluggish rate of new orders during the quarter.

OSS sales for the nine months ended September 30, 2005 were $557,000, compared with $1,635,000 in the same period of 2004, a decrease of $1,078,000 (66%). OSS sales for the three months ended September 30, 2005 were $146,000 compared to $289,000 in the same period of 2004, a decrease of $143,000 (49%). The decrease in sales for the nine and three months resulted from the reduction in the scope of our OSS operations and marketing efforts as stated above under “Overview.”

Gross margin for the nine months ended September 30, 2005 was 39% compared to 38% for the nine months ended September 30, 2004. Gross margin for the quarter ended September 30, 2005 was 36% compared to 39% for the quarter ended September 30, 2004. This increase for the nine months is the result of better absorption of manufacturing overhead created by the increase in revenue from our Line business and reduced OSS costs, both of which enabled us to operate more efficiently than in the comparable periods of 2004. The decrease in gross margin in the third quarter ended September 30, 2005 versus the comparable quarter of 2004 was from granted reduced selling prices to British Telecommunications which were not offset by decreases in cost.

Selling, general and administrative expenses increased by $545,000 (14%) from $3,876,000 to $4,421,000 for the nine months ended September 30, 2005 compared to 2004. These increases for directly related to two accruals in the third quarter: (1) a rent accrual of $715,000 resulting from proposed settlement on our remaining facility lease obligation of our United Kingdom subsidiary, for which we are the guarantor, and (2) an accrual of $100,000 related to warranty expenses associated with the OSS division. These expenses were partially offset by reduced OSS sales expenses as our marketing activities for OSS were sharply reduced during 2004 and into the first half of 2005. The settlement of our United Kingdom lease facility relieved us of significant rent obligations during the remaining approximately 14 years of the lease. For the quarter ended September 30, 2005 selling, general and administrative expenses increased by $422,000 (34%) from 2004. The increase was directly related to $215,000 of the $715,000 rental accrual and the $100,000 of the OSS warranty expense accrual described above, and various other expenses.

Research and development expenses decreased by $196,000 and $36,000 for the nine and three months ended September 30, 2005, respectively, from the comparable periods in 2004. During the nine months of 2004, a significant portion of our research and development related to OSS, and the elimination of this activity resulted in an overall decrease, despite an increase in research and development for our Line business.

As a result of the above, for the nine months ended September 30, 2005, we had an operating income of $3,257,000 compared with $3,231,000 in the same period of 2004. We had an operating income of $499,000 for the quarter ended September 30, 2005 as compared with $1,398,000 in the same period of 2004.

We continue to accrue interest at the rate of 12% on obligations to the holder of $2,225,000 of our senior debt, which represents interest on senior debt that we incurred subsequent to March 2002. In addition, there is outstanding an old term loan, in the principal amount of approximately $23,000,000, that accrues no interest commencing March 1, 2002, until such time as the holder of the debt, in its sole discretion, notifies us that interest, at a rate of 12%, or a default rate of 14%, shall be payable. As part of the October 2005 extension of the senior debt, the holder of the senior debt agreed to continue to not require us to pay interest on this amount through December 15, 2005.

Income tax expense for the nine months ended September 30, 2005 was $106,000 compared to $44,000 for the same period of 2004. The primary reason for the increase in 2005 was due to a provision of $75,000 related to federal income taxes. For the quarter ended September 30, 2005 income tax expense increased by $65,000 primarily from the provision for federal income taxes. The federal income tax accrual resulted from the application of the alternative minimum tax. Income taxes provided are lower than the federal statutory rate due to the availability of net operating loss carryforwards, net of the application of the alternative minimum tax provisions.

As a result of the foregoing, we generated net income of $2,197,000, $.22 per share (basic and diluted), for the nine months ended September 30, 2005, compared with $2,206,000, $0.22 per share (basic and diluted), in 2004. The net income for the three months ended September 30, 2005 was $107,000, $.01 per share (basic and diluted), compared with $1,058,000, $0.11 per share (basic and diluted) in 2004.

Liquidity and Capital Resources

At September 30, 2005, we had cash and cash equivalents of $2,066,000 compared with $2,040,000 at December 31, 2004. Our working capital deficit at September 30, 2005 was $32,259,000 compared to a working capital deficit of $34,150,000 at December 31, 2004, a reduction of $1,891,000 in our working capital deficit. This decrease in the working capital deficiency reflects our improved operating results for the nine months ended September 30, 2005. Cash of $1,085,000 was provided by our operations during the nine months of 2005. During the nine months of 2005, we commenced making payments to the holder of our senior debt, with payment of $150,000 in the first quarter, $225,000 in the second quarter and $300,000 in the third quarter of 2005, all of which was applied to accrued interest. In addition, we reimbursed the senior debt holder $219,000 for expenses incurred in respect of the senior debt.

As of September 30, 2005, our debt includes $25,260,000 of senior debt, which, as a result of the October 2005 extension, matures on December 15, 2005, $6,144,000 of subordinated debt that became due on July 3, 2001, and $385,000 of 6% debentures that became due on July 2, 2002. We were unable to pay the interest payment on the subordinated notes of approximately $4,822,000 that represents interest from July 2000 through September 2005, or the interest on the subordinated debentures of approximately $121,000. We have been notified by the trustee of 6% debentures that the non-payment of the principal and interest caused an event of default. At September 30, 2005, we did not have sufficient resources to pay either the senior lender or the subordinated lenders; it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making any payments on the subordinated debt.

We have sought to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. During 2004, we were engaged in discussions with respect to the possible sale of our divisions; however, those negotiations were terminated without an agreement having been reached. We continue our efforts to reduce costs while we seek additional business from new and existing customers. Further, the dependence of our copper business on several significant customers, principally British Telecommunications, is a major factor which may impair our ability to sell the copper division or our business as a whole, or may affect the terms on which we would be able to sell the business.

As noted above, as part of the extension agreement with the holder of the senior debt, we are required to seek an investor to enable us to restructure the senior debt in a manner which provides a significant payment on account of the senior debt and the issuance to the holder of the senior debt of senior secured debt and equity in respect of the unpaid portion of the senior debt. We may not be able to negotiate an agreement with any investor to provide us with funds to enable us to restructure the senior debt on terms that are acceptable to the holder of the senior debt. If we are not able to restructure the senior debt or sell our business in a manner and on terms that are acceptable to the holder of the senior debt or if we have not made satisfactory progress on either a restructure or a sale, the holder of the senior debt may decline to give a further extension or may seek to foreclose on its debt. In such event, it is likely that we would seek protection under the Bankruptcy Code. In the event we are able to secure an investor to restructure the senior debt, it is very likely that the Company’s present common stockholders would suffer very significant dilution of their common stock holdings.

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

See Note 3 of Notes to Unaudited Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for information concerning defaults on our subordinated debt and the status of our senior debt.

Item 6.	Exhibits

Exhibits

31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTA SYSTEMS CORP.

Dated: November 14, 2005	By:	/s/ William V. Carney

William V. Carney Chairman of the Board and Chief Executive Officer

Dated: November 14, 2005	By:	/s/ Edward B. Kornfeld

Edward B. Kornfeld President, Chief Operating Officer and Chief Financial Officer