Form 10-K
period 2005-12-31
PORTA SYSTEMS CORP
filed 2006-03-30
CIK 79564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
Commission file number 1-8191

PORTA SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Delaware	11-2203988
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6851 Jericho Turnpike, Syosset, New York	11791
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(516) 364-9300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
  Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.   ☐ Yes ☒ No

State aggregate market value of the voting stock held by non-affiliates of the registrant: $1,558,314 as of June 30, 2005.

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 10,053,638 shares of Common Stock, par value $.01 per share, as of March 15, 2006.

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

Through 2004, we offered a third category of products - operations support systems, which we call OSS. During 2003 we began to scale back our OSS operations and we continued to scale back these operations through 2005. We now limit our OSS operations to the performance of maintenance on existing systems and the performance of warranty services. We are also seeking to sell our existing OSS inventory; however, such sales were not significant in 2005, and we do not plan to add additional inventory. OSS systems focus on the access loop and are components of telephone companies’ service assurance and service delivery initiatives. The systems primarily focus on trouble management, line testing, network provisioning, inventory and assignment, and automatic activation, and most currently single ended line qualification for the delivery of xDSL high bandwidth services.

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

Our copper connection/protection products are used by many of the regional Bell and international operating companies as well as independent telephone operating companies in the United States, and owners of private telecommunications equipment providing communications and data transmission facilities and equipment. These products are also purchased by equipment manufacturers for integration with their systems. In addition, our telecommunications connection products have been sold to telephone operating companies in various foreign countries. This equipment is compatible with existing telephone systems both within and outside the United States and can generally be used without modification, although we do custom-design modifications to accommodate the specific needs of our customers.

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

Operations Support Systems. Through 2004, we sold our OSS systems primarily to telephone operating companies in established and developing countries in Asia, South and Central America and Europe. Because of continuing losses in this division, combined with difficulties in marketing OSS products in view of our financial condition, we limited our OSS activities in 2005 to the performance of maintenance and warranty services. In addition, we are trying to sell our remaining OSS inventory, although such sales were not significant and we can give no assurance that we will be able to sell the remaining OSS inventory. We expect our OSS business to continue to decline in future years.

The table below shows, for the last three fiscal years, the contribution made to our sales by each of our major categories of the telecommunications industry:

Sales by Product Category

	Years Ended December 31,
	2005		2004		2003
	(Dollars in thousands)
Line Connecting/Protecting Equipment	$21,982	77%	$21,545	74%	$11,334	58%
Signal Processing	5,710	20%	5,551	19%	4,253	21%
OSS Systems	785	3%	2,003	7%	3,249	17%
Other	127	0%	69	0%	754	4%
Total	$28,604	100%	$29,168	100%	$19,590	100%

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

During 2005, approximately 77% of our sales were made to customers in this category.

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

During 2005, signal processing equipment accounted for approximately 20% of our sales.

During 2005, approximately 3% of our sales consisted principally of maintenance services and, to a lesser extent, of the sale of existing OSS inventory. None of our current maintenance agreements extend beyond 2007, and we do not expect to enter into new maintenance agreements. As a result, we anticipate that the OSS sales will represent a declining percentage of total sales.

Marketing and Sales

We operate principally through two business units, which are organized by product line, and with each having responsibility for the sales and marketing of its products. We also continue to employ a modest staff of personnel to perform maintenance and warranty services on OSS systems.

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

British Telecommunications purchased line connecting/protecting products of $5,641,000 (20% of sales) in 2005, $2,259,000 (8% of sales) in 2004, and $867,000 (4% of sales) in 2003. During these years, we also sold our products to unaffiliated suppliers for resale to British Telecommunications, the most significant of which was Fujitsu, a systems integrator for British Telecommunications, to whom we sold $3,170,000 in 2005, $4,772,000 in 2004, and $3,150,000 in 2003. We have an agreement with British Telecommunications which, in effect, enables British Telecommunications to use certain of our proprietary information to modify or enhance products provided to British Telecommunications and permits British Telecommunications to manufacture or engage others to manufacture those products.

Our signal processing products are sold primarily to United States military and aerospace prime contractors, and domestic original equipment manufacturers and end users.

The following table sets forth, for the last three fiscal years, our sales to customers by geographic region:

Sales to Customers by Geographic Region (1)

	Year Ended December 31,
	2005		2004		2003
	(Dollars in thousands)
North America	$13,277	46%	$12,948	45%	$9,647	49%
United Kingdom	14,998	53%	14,911	51%	7,523	38%
Asia/Pacific	10	0%	694	2%	954	6%
Other Europe	319	1%	457	2%	1,228	6%
Latin America	0	0%	158	1%	238	1%
Total Sales	$28,604	100%	$29,168	100%	$19,590	100%

(1)
For information regarding the amount of sales, operating profit or loss and identifiable assets attributable to each of our divisions and geographic areas, see Note 19 of Notes to the Consolidated Financial Statements.

In selling to customers in foreign countries, we face inherent risks not normally present in the case of sales to United States customers, including risks associated with currency devaluation, inability to convert local currency into dollars, as well as local tax regulations and political instability.

Manufacturing

At present, our manufacturing and assembly operations are conducted at facilities located in Syosset, New York and Matamoros, Mexico. From time to time we also use subcontractors to augment various aspects of our production activities and periodically explore the feasibility of conducting operations at lower cost manufacturing facilities located abroad. We are no longer manufacturing or purchasing new inventory for OSS products.

Source and Availability of Components

We generally purchase the standard components used in the manufacture of our products from a number of suppliers. We attempt to assure ourselves that the components are available from more than one source.

Significant Customers

Total sales for British Telecommunications, consisting of direct sales and sales to systems integrators for British Telecommunications (including Fujitsu) were $14,339,000 (50% of sales) for 2005, $14,055,000 (48%) for 2004 and $7,077,000 (36%) for 2003. During 2005, sales to Telmex accounted for $3,157,000, or approximately 11% of sales and $3,139,000 or approximately 11% of sales for 2004. No other customers account for 10% or more of our sales in 2005, 2004 or 2003.

Our five largest customers, consisting of British Telecommunications, Fujitsu and two other systems integrators for British Telecommunications, and Telmex, accounted for sales of $17,431,000, or approximately 61% of sales, for 2005; $15,443,000, or approximately 53% of sales, for 2004; and $8,507,000, or approximately 43% of sales, for 2003.  British Telecommunications was our largest customer for 2005, accounting for sales of $5,933,000, or approximately 21% of our revenue, and Fujitsu was our largest customer for 2004, accounting for sales of $4,772,000, or approximately 16%. Direct sales to British Telecommunications were $5,933,000, or 21% of sales for 2005; $2,652,000, or 9% of sales, for 2004; and $1,480,000, or 8% of sales, for 2003. Almost all of these sales were sales of connection/protection products, with the balance being revenue for OSS maintenance contracts.

Distributors of our customer premise equipment are the ultimate purchasers of a significant portion of our products sold in the United States, while sales to foreign telephone operating companies constitute the major portion of our foreign sales. Our contracts with these customers require no minimum purchases by such customers. Significant customers for the signal processing products include major United States aerospace companies, the Department of Defense and original equipment manufacturers in the medical imaging and process control equipment industries. We sell both catalog and custom designed products to these customers. Some contracts are multi-year procurements.

Backlog

At December 31, 2005, our backlog was approximately $4,188,000 compared with approximately $5,265,000 at December 31, 2004. The decrease in the backlog reflects our ability to manufacture and ship inventory during 2005 in a more timely manner than in 2004 because of our improved cash flow and a reduced level, as of December 31, 2005, of signal processing orders. Of the December 31, 2005 backlog, approximately $2,700,000 represented orders from foreign telephone operating companies. We expect to ship substantially all of our December 31, 2005 backlog during 2006.

Intellectual Property Rights

We own a number of domestic utility and design patents and have pending patent applications for these products. In addition, we have foreign patent protection for a number of our products.

From time to time we enter into licensing and technical information agreements under which we receive or grant rights to produce certain subcomponents used in our products. These agreements are for varying terms and provide for the payment or receipt of royalties or technical license fees. There are no such arrangements as of December 31, 2005.

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

We compete directly with a number of large and small telephone equipment manufacturers in the United States, with CommScope, Inc., which acquired the business from Lucent Technologies, being our principal United States competitor. CommScope’s greater resources, extensive research and development facilities, long-standing equipment supply relationships with the operating companies of the regional holding companies and history of manufacturing and marketing products similar in function to those produced by us continue to be significant factors in our competitive environment. Currently, CommScope and a number of companies with greater financial resources than us produce, or have the design and manufacturing capabilities to produce, products competitive with our products. In meeting this competition, we rely primarily on the engineered performance and design characteristics of our products to achieve comparable performance and we endeavor to offer our products at prices that will make our products compete worldwide. However, our ability to compete is hampered by our historical financial condition, our continuing working capital deficit and our reliance on the agreement of the holder of our senior debt to continue to defer the maturity of our senior debt.

In connection with overseas sales of our line connecting/protecting equipment, we have met with significant competition from United States and foreign manufacturers of comparable equipment and we expect this competition to continue. In addition to CommScope, a number of our overseas competitors have significantly greater resources than we do.

Research and Development Activities

We spent approximately $1,700,000 in 2005, $2,000,000 in 2004, and $2,100,000 in 2003 on research and development activities. Most of the research and development expenses in 2005 related to copper connection/protection products, and was oriented toward development of new products. All research and development was Company sponsored and is expensed as incurred. During 2005, we increased our research and development efforts in the connection/protection business and, as part of our scale-back of our OSS business, we terminated our research and development activities in that segment.

Employees

As of December 31, 2005 we had 302 employees, of which 55 were employed in the United States, 233 in Mexico, 9 in the United Kingdom, and 5 in China. We believe that our relations with our employees are good, and we have never experienced a work stoppage. Our employees are not covered by collective bargaining agreements, except for our hourly employees in Mexico who are covered by two collective bargaining agreements that expire on May 20, 2006 and December 31, 2006.

Item 1 A. Risk Factors

We require substantial financing to meet our working capital requirements and we have no access to such financing. We had a working capital deficit at December 31, 2005 of $33,778,000. As of December 31, 2005, our current liabilities included $24,675,000 due to the holder of our senior debt. We do not have sufficient resources to pay the senior debt or to pay principal and interest of $11,197,000 due at December 31, 2005 on the outstanding subordinated notes that became due on July 3, 2001, and we do not expect to generate the necessary cash from our operations to enable us to make those payments and we have no other source of outside financing. The holder of our senior debt is not advancing funds to us; and, at present our only source of funds is from operations. To the extent that either our operations do not generate sufficient funds to cover our expenses or the holders of our debt demand payments which we are unable to make, it may be necessary for us to seek protection under the Bankruptcy Code. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our senior debt holder has required us to agree to restructure our company, which may impair the rights of the holders of our common stock. Our senior debt matures on May 1, 2006. The holder of our senior debt has required, as a condition to the extensions in the maturity date that we agree to take steps to effect a restructure of the senior debt in a manner which results in the payment of a significant portion of the senior debt. Any such restructure will require us to obtain financing from a new investor. Although we are seeking such an investor, we cannot give any assurance that we will be able to obtain an investor on terms that are acceptable to the senior debt holder. If the maturity of our senior debt is not extended beyond May 1, 2006, or if the holder of the senior debt demands payment of all or a significant portion of the senior debt when due, whether on May 1, 2006 or upon the expiration of a subsequent extension, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code. Any restructure of our company may result in very significant dilution to the holders of our common stock and it is possible that a restructure may involve a filing under the Bankruptcy Code.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our financial statements. Because we have suffered substantial losses from operations in previous years, and because of our stockholders’ deficit of $30,185,000, our working capital deficit of $33,778,000 as of December 31, 2005 and our dependence upon the continued agreement of the holder of our senior debt to defer the maturity date of our senior debt, our accounting firm included in its report an explanatory paragraph about our ability to continue as a going concern.

Our sales in our copper connection/protection segment are based on specific market factors and the requirements of British Telecommunications, which may not continue. Total sales to British Telecommunications, consisting of direct sales and sales to systems integrators for British Telecommunications (including Fujitsu Telecommunications Europe LTD), were $14,339,000 (50% of sales) for 2005, $14,055,000 (48% of sales) for 2004 and $7,077,000 (36%) for 2003. Almost all of such sales were sales of copper connection products. To the extent that British Telecommunications no longer requires products from us, we may be unable to operate profitably, and it may be necessary for us to seek protection under the Bankruptcy Code.

Our sales are dependent upon the requirements of the telecommunications industry. Our ability to operate profitably will be impaired by any factors which affect the telecommunications industry generally or to the extent that our customers’ needs, particularly British Telecommunications, change either as a result of regulatory conditions or changes in technology or the completion of projects which require our products.

We are heavily dependent on foreign sales. Approximately 65% of our sales in 2005, 66% of our sales in 2004 and 56% of our sales in 2003, were made to foreign telephone operating companies, particularly British Telecommunications. In selling to customers in foreign countries, we are exposed to inherent risks not normally present in the case of our sales to United States customers, including risks relating to political and economic changes, including the decline in the value of the dollar against other major currencies. Furthermore, our historical financial condition has impaired and may continue to impair our ability to generate new business in the international market as potential customers express concern about our ability to perform.

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

Because of our small size and our historical financial problems, we may have difficulty competing for business. We compete directly with a number of large and small domestic and foreign telephone equipment manufacturers, with CommScope, Inc., which acquired the connection/protection business from Lucent Technologies, continuing to be our principal United States competitor. Our competitors have used our historical financial difficulties in successfully competing against us. We anticipate that our working capital deficit and our historical losses, combined with the absence of financing, may continue to place us in a competitive disadvantage.

We require access to current technological developments. We rely primarily on the performance and design characteristics of our products in marketing our products, which requires access to state-of-the-art technology in order to be competitive. Our business could be adversely affected if we cannot develop or obtain licenses for state-of-the-art technology. Because of our historical financial problems, we were not able to devote a significant effort to research and development, which could increase our difficulties in making sales of our current products and introducing any significant new products.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 14,500 square feet of executive, sales, marketing and research and development space and 4,200 square feet of manufacturing space in Syosset, New York. These facilities represent substantially all of our office, plant and warehouse space in the United States. The Syosset, New York leases expire February 2008 and May 2007, respectively. The annual rental payable under these leases is approximately $305,000 and is subject to customary escalation clauses.

Our wholly-owned United Kingdom subsidiary leases an approximately 11,000 square foot facility in Coventry, England, which facility comprises all of our office, plant and warehouse space. The lease expires in 2019. The aggregate current annual rental is approximately $375,000 and is subject to customary escalation clauses. In January 2006, we negotiated an agreement with the landlord to cancel the remaining approximate 16 years of the lease for three years rent plus a cancellation fee. We anticipate the signing of the agreement at the end of March 2006.

Our wholly-owned Mexican subsidiary owns an approximately 40,000 square foot manufacturing facility, and approximately 50,000 square feet of adjacent land, in Matamoros, Mexico.

We believe our properties are adequate for our needs.

Item 3. Legal Proceedings

In January 2006, we settled the previously reported arbitration proceeding by BMS Corp. against us. The settlement provides for us to pay $1,000,000 in monthly installments through March 2010, secured by a confession of judgment. Based on the settlement, we recorded a liability of $824,000 at December 31, 2005, as per our estimate of the present value of our payments to BMS. Through March 23, 2006 we have paid $135,000 pursuant to the settlement agreement.

In July 2001, the holder of a subordinated note in the principal amount of $500,000 commenced an action against us in the United States District Court for the Southern District of New York seeking payment of the principal and accrued interest on their subordinated note which was payable in July 2001. The payment of the note is subordinated to payment of our senior debt. The plaintiff's motion for a summary judgment was denied by the court in January 2002, on the grounds that the terms of the note did not give them permission to obtain a judgment while we remained in default to the senior debt holder. Since that time, the action has remained inactive. Our obligations under the subordinated notes are reflected as current liabilities on our balance sheet.

Item 4. Submission of Matters to a Vote of Securities Holders

During the fourth quarter of 2005, no matters were submitted to a vote of our security holders.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the symbol PYTM. The following table sets forth, for 2005 and 2004, the quarterly high and low sales prices for our common stock on the OTC Bulletin Board.

		High	Low

2005	First Quarter	$0.30	$0.17
	Second Quarter	0.25	0.14
	Third Quarter	0.56	0.15
	Fourth Quarter	0.50	0.12

2004	First Quarter	$0.15	$0.03
	Second Quarter	0.23	0.05
	Third Quarter	0.23	0.07
	Fourth Quarter	0.21	0.08

We did not declare or pay any cash dividends in 2005 or 2004, and we do not anticipate paying cash dividends in the foreseeable future. Our agreement with the holder of our senior debt prohibits us from paying cash dividends on our common stock.

As of March 20, 2006, we had approximately 794 stockholders of record, and the closing price of our common stock was $0.15.

We did not issue any unregistered securities during 2005.

Equity Compensation Plan Information

 The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2005.

Equity Compensation Plan Information as of December 31, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options and Warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	337,780	$1.3922	962,220
Equity compensation plan not approved by security holders	-0-	-0-	95,750
	337,780	$1.3922	1,057,970

The plan that was not approved by security holders is a stock bonus plan that permits issuance of stock to employees on a discretionary basis.

Item 6. Selected Financial Data

The following table sets forth certain selected consolidated financial information. For further information, see the Consolidated Financial Statements and other information set forth in Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Item 7.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Income Statement Data:

Sales	$28,604	$29,168	$19,590	$21,417	$28,062
Operating income (loss)	2, 021	4,153	(2,352)	(2,881)	(11,453)

Net income (loss)	810	2,675	(3,357)	(4,114)	(14,774)

Basic and diluted net income (loss) per share	$0.08	$0.27	$(0.34)	$(0.41)	$(1.50)

Number of shares used in calculating net income (loss) per share:
Basic	10,054	9,972	9,972	9,972	9,878
Diluted	10,093	9,988	9,972	9,972	9,878

Balance Sheet Data:

Total assets	$14,661	$14,438	$12,355	$14,228	$17,833

Working capital (deficit)	$(33,778)	$(34,150)	$(36,825)	$(34,199)	$(31,236)

Current debt maturities, including accrued interest	$36,384	$36,736	$35,479	$34,238	$30,124

Long-term debt, excluding current maturities	$-0-	$-0-	$-0-	$-0-	$-0-

Stockholders' deficit	$(30,185)	$(30,661)	$(33,238)	$(29,935)	$(25,849)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be complex and consequently actual results could differ from those estimates. Among the more significant estimates included in these consolidated financial statements are allowance for doubtful accounts receivable, inventory reserves, goodwill valuation and the deferred tax asset valuation allowance. At December 31, 2005, we had outstanding senior debt of approximately $25 million and subordinated debt of approximately $11 million. Although we have received an extension to May 1, 2006, if the senior debt is called, we will be unable to pay the note and it would be necessary for us to seek protection under the Bankruptcy Act. Note 1 of Notes to Consolidated Financial Statements, included elsewhere in this annual report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Because we have suffered substantial losses from operations in previous years, because of our stockholders’ deficit of $30,185,000 and working capital deficit of $33,778,000 as of December 31, 2005, and because we are dependent upon the holder of our senior debt continuing to extend the maturity of our senior debt, our independent registered public accounting firm included in its report an explanatory paragraph about our ability to continue as a going concern.

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

We established an allowance for doubtful accounts receivable of $256,000 at December 31, 2005 and $1,045,000 at December 31, 2004. Our allowance for doubtful accounts is a subjective critical estimate that has a direct impact on reported net income. This reserve is based upon the evaluation of accounts receivable aging and specific exposures. The allowance was reduced after we wrote off approximately $778,000 in old Accounts Receivable for our OSS segment, which had previously been fully reserved.

Inventory Reserves

Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or fair market value. Our stated inventory reflects an inventory obsolescence reserve that represents the difference between the cost of the inventory and its estimated market value. This reserve is calculated based on historical usage and forecasted sales. Actual results may differ from our estimates. Approximately $600,000 of inventory that is fully reserved and not required for current or future operations is included in the reserve of $2,583,000, and will be disposed of.

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. Commencing January 1, 2002, goodwill is an indefinite lived asset and as such is not amortized. On an annual basis, we test the goodwill for impairment. We determine the market value of the reporting unit by considering the projected cash flows generated from the reporting unit to which the goodwill relates. As of December 31, 2005 and 2004, all of our goodwill related to our signal processing division. We cannot give assurances that further write-downs will not be necessary, although management believes that no additional goodwill impairment charges are necessary at this time.

Restructuring Costs

Expenses for restructuring costs were $877,000. The costs were for investment banking, legal and accounting, including payment of legal fees and other expenses of the holder of our senior debt, resulting from the requirement of the holder of our senior debt that we restructure our company to provide payments on account of the senior debt.

Deferred Income Tax Valuation Allowance

Deferred taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the United States Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid. Due to our losses in previous years, a valuation allowance for the entire deferred tax asset was provided, which management believes is still appropriate, due to the uncertainty as to future realization and uncertainties associated with projections of future taxable income and the effects of a potential restructuring.

Other Matters

Senior Debt

Our senior debt matures on May 1, 2006. During the fourth quarter of 2004, SHF IX LLC, an affiliate of Minnesota-based Stonehill Financial, LLC, purchased the Company’s senior debt of approximately $25,000,000 from Wells Fargo Foothill, Inc. Although SHF IX has given us extensions of the maturity of the debt, as a condition to the extensions, we agreed to take steps to effect a restructure of the senior debt in a manner which results in the payment of a significant portion of the senior debt. Any such restructure will require us to obtain financing from a new investor. Although we are seeking such an investor, we cannot give any assurance that we will be able to obtain an investor on terms that are acceptable to the senior debt holder. Pursuant to the agreement with the holder of the senior debt, we engaged an investment banker to assist us in exploring strategic alternatives, which could include a sale of our business. If the senior debt is not extended beyond May 1, 2006, or if the holder of the senior debt demands payment of all or a significant portion of the loan when due, whether on May 1, 2006 or upon the expiration of a subsequent extension, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code. Further, it is possible that a restructure may involve a filing under the Bankruptcy Code.

Interest

Under the terms of our senior debt agreements, we have not paid or accrued interest on $22,600,000 of senior debt since March 2002. As a result, our statement of operations does not reflect any interest charges on the senior debt for 2005, 2004 and 2003. The holder of the senior debt has the right at any time to require us to pay interest at a rate of 12%, and in the case of a default, 14%; however, our obligation to pay interest will not require us to pay interest on such senior debt for periods prior to the date that we were required to commence interest payments. We continue to accrue interest on obligations to the holder of our senior debt which were incurred subsequent to March 2002.

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

Recent Increase in Copper Sales; Dependence on British Telecommunications

Since the fourth quarter of 2003, we have experienced an increase in our copper connection business primarily as a result of the requirements of British Telecommunications to provide increased DSL service in the United Kingdom and, in 2005, as a result of British Telecommunications’ implementation of the local loop unbundling program, demanded by regulators to enable third party providers of telephone service to gain access to British Telecommunications’ systems. We anticipate that British Telecommunications will continue to require our copper connection products while it is expanding its DSL service and providing the required local loop unbundling services. During the past three years, sales to British Telecommunications, consisting of both direct sales and sales to systems integrators for British Telecommunications (including Fujitsu), represented an increasing percentage of our total sales, accounting for 50% of sales for 2005, 48% of sales for 2004 and 36% of sales for 2003. Almost all of such sales were sales of copper connection products. We cannot predict how long British Telecommunications will continue to place orders with us. If British Telecommunications and its systems integrators cease or significantly reduce purchases from us, we may be unable to operate profitably, and it may be necessary for us to seek protection under the Bankruptcy Code.

Results of Operations

The following table sets forth our consolidated statements of operations for the three years ended December 31, 2005, 2004 and 2003, as a percentage of sales:

	Years Ended December 31,
	2005	2004	2003

Sales	100%	100%	100%
Cost of sales	64%	61%	72%
Gross profit	36%	39%	28%
Selling, general and administrative expenses	20%	18%	29%
Research and development expenses	6%	7%	11%
Restructuring expenses	3%	—	—
Operating income (loss)	7%	14%	(12%)
Interest expense	(4)%	(4%)	(6%)
Income (loss) before income taxes	3%	10%	(18%)
Income tax benefit (expense)	(1%)	(1%)	1%
Net income (loss)	3%	9%	(17%)

Years Ended December 31, 2005 and 2004

Our sales for 2005 were $28,604,000 compared to $29,168,000 in 2004, which is a decrease of $564,000 (2%). Although both copper protection/connection and signal processing sales increased from 2004 to 2005, the decrease in sales of OSS products more than offset those increases.

Line connection/protection equipment sales for 2005 increased $564,000 (3%) from $21,545,000 in 2004 to $22,109,000 in 2005. This increase resulted primarily from sales to British Telecommunications as a result of British Telecommunications’ continuing rollout of the availability of DSL lines, and its requirement to provide local loop unbundling service demanded by the regulatory authority in the United Kingdom. During 2005, direct sales to British Telecommunications increased 150% from $2,259,000 to $5,641,000, while sales to systems integrators decreased from $11,403,000 to $8,406,000, or 26%, for the same period. Both of these changes were due to a change in product mix from an increase in sales to British Telecommunications of local loop unbundling products and a decrease in sales of DSL products to the systems integrators. The direct sales to British Telecommunications do not include sales to Fujitsu and other systems integrators for British Telecommunications (see “Significant Customers”).  Sales of connection/protection products also increased, to a lesser extent, in the U.S. and other international markets.

Signal processing revenue for 2005 compared to 2004 increased slightly by $159,000 (3%) from $5,551,000 to $5,710,000. The increase in sales primarily reflects our ability to meet targeted shipment dates due to our improved ability to secure materials.

OSS sales for 2005 were $785,000, compared to 2004 sales of $2,003,000, a decrease of $1,218,000 (61%). The decline in OSS sales in 2005 reflects our strategic business decision to scale back our product offering and limit the markets we are servicing. During 2005, 100% of the OSS revenue resulted from maintenance services for existing OSS installations. During 2004, 91% of the OSS revenue resulted from maintenance for existing OSS installations.

Gross margin decreased from 39% in 2004 to 36% in 2005.  The decrease is directly related to a change in products sold to British Telecommunications from the higher gross margin DSL products to the lower margin local loop unbundling products during the second half of 2005.

Selling, general and administrative expenses increased by $590,000 (11%) from $5,254,000 in 2004 to $5,844,000 in 2005. This increase relates primarily to an additional accrual related to the scaleback of the OSS division (approximately $230,000) as well as the recording of the lease termination in the UK (approximately $715,000).

Research and development expenses decreased by $257,000 (13%) from $1,921,000 in 2004 to $1,664,000 in 2005. This decrease was primarily due to the scale-back of the OSS division, which was offset by additional spending by our line connection/protection division to enhance our existing line products and develop new products. Our absence of significant research and development could impair our business over the long term.

Expenses for restructuring costs were $877,000. The costs were for investment banking, legal and accounting, including payment of legal fees and other expenses of the holder of our senior debt, resulting from the requirement of the holder of our senior debt that we restructure our company to provide payments on account of the senior debt.

As a result of the above, we had an operating income of $2,021,000 in 2005 versus an operating income of $4,153,000 in 2004.

Interest expense for 2005 decreased by $261,000 from $1,317,000 in 2004 to $1,056,000 in 2005 primarily because of an adjustment for interest expense accrued in prior periods. Such interest excludes interest on our old term loan, in the principal amount of approximately $23,000,000, as our related loan agreement provides that no interest is due commencing March 1, 2002, until such time as the holder of the debt, in its sole discretion, notifies us that interest, at a rate of 12% or, in the case of default 14%, shall be payable.

The tax provisions for 2005 and 2004 were lower than the statutory rate principally as a result of the utilization of available net operating loss carryforwards.

As the result of the foregoing, the 2005 net income was $810,000, $0.08 per share (basic and diluted), compared with a net income of $2,675,000, $0.27 per share (basic and diluted) for 2004.

Even though we were profitable in 2005, we cannot assure you that we will be able to operate profitably in the future. If we are unable to operate profitably, it may be necessary for us to seek protection under the Bankruptcy Code.

Years Ended December 31, 2004 and 2003

Our sales for 2004 were $29,168,000 compared to $19,590,000 in 2003, an increase of $9,578,000 (49%). The increase in revenue is primarily attributed to an increase in sales of DSL line products to British Telecommunications.

Line connection/protection equipment sales for 2004 increased approximately $10,211,000 (90%) from $11,334,000 in 2003 to $21,545,000 in 2004. The increased sales level resulted primarily from an increased level of sales to British Telecommunications and systems integrators, as a result of British Telecommunications increasing the availability of DSL lines in the United Kingdom. Direct sales to British Telecommunications increased 161% from $867,000 to $2,259,000. Sales to systems integrators increased from $5,597,000 to $11,403,000, or 104%, from 2003 to 2004. Sales also increased, to a lesser extent, in the U.S. and other international markets. The direct sales to British Telecommunications do not include sales to Fujitsu and other systems integrators for British Telecommunications (see “Significant Customers”).

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

Gross margin increased from 28% in 2003 to 39% in 2004.  The line protection/connection and signal processing margins increased, but were offset by lower OSS margins. The gains were the result of better absorption of manufacturing overhead created by the increased copper connection and signal processing levels of business.

Selling, general and administrative expenses decreased by $475,000 (8%) from $5,729,000 in 2003 to $5,254,000 in 2004. This decrease relates primarily to our scale-back in our OSS division.

Research and development expenses decreased by $145,000 (7%) from $2,066,000 in 2003 to $1,921,000 in 2004. This decrease was primarily due to the scale-back of the OSS division. Prior to 2004, a significant portion of our research and development was dedicated to new and enhanced OSS products. The research and development for our line and signal divisions was not substantial, and was oriented more toward modest enhancements on our existing products rather than development of new technology. Our absence of significant research and development could impair our business over the long term.

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

Liquidity and Capital Resources

At December 31, 2005, we had cash and cash equivalents of $1,254,000 compared with $2,040,000 at December 31, 2004. Our working capital deficit was $33,778,000 at December 31, 2005, compared to a working capital deficit of $34,150,000 at December 31, 2004, a reduction of $372,000 in our working capital deficit. This improvement was a result of our positive operating results for 2005. During 2005 our operations generated net cash of $1,095,000 as compared with 2004, in which we generated cash of $1,659,000 in our operations. Since late 2003, neither our senior lender nor the present holder of our senior debt, which acquired the senior debt in the fourth quarter of 2004, advanced us any funds. Furthermore, in connection with seven extensions of our senior debt during 2004 and 2005, we made payments to the holder of our senior debt in the amount of $1,425,000 in 2005 and $50,000 in 2004, of which $1,125,000 represented payments on account of principal ($788,000) and interest ($337,000) on our senior debt, and $300,000 represented payment on account of expenses incurred by the holder of the senior debt in connection with the extensions and related matters. As a result, our only source of funds was from operations. To the extent that we are not able to generate sufficient funds to cover our expenses, including payments required by the holder of our senior debt, we may have to consider protection under the Bankruptcy Code.

As of December 31, 2005, our debt includes $24,675,000 of senior debt which matures on May 1, 2006, and $6,144,000 principal amount of subordinated debt which became due on July 3, 2001. We were unable to pay the interest payment on the subordinated notes of approximately $5,053,000 which represents interest from July 2000 through December 2005. As of December 31, 2005, we also had $385,000 outstanding of 6% debentures which matured July 2, 2002. The interest accrued on the 6% debentures at December 31, 2005 was $127,000. At December 31, 2005, we did not have sufficient resources to pay either the senior debt or the subordinated debt and it is unlikely that we can generate such cash from our operations in the foreseeable future. Further, the holder of our senior debt has precluded us from making payments on the subordinated debt.

On February 24, 2006 the holder of our senior debt agreed to an extension of the maturity date of our senior debt to May 1, 2006. As of December 31, 2005, we did not have resources to pay the senior debt, and, in the event that the holder of the senior debt does not grant an extension, it may be necessary for us to seek protection under the Bankruptcy Code.

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

Because of our present stock price, we cannot raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations and sell one or more of our divisions, we cannot assure you that we will be able to continue in operations. Furthermore, we believe that our financial position is having, and will continue to have, an adverse effect upon our ability to develop new business as competitors and potential customers question our ability both to perform our obligations under any agreements we may enter and to continue in business.

As a condition to the extension of our senior debt, we agreed to take steps to effect a restructure of the senior debt in a manner which results in the payment of a significant portion of the senior debt and the potential issuance of secured debt and equity for the balance of the senior debt on specified terms. Any such restructure will require us to obtain financing from a new investor, and may involve the sale of our business. Although we are seeking such an investor, we cannot give any assurance that we will be able to obtain an investor on terms that are acceptable to the senior debt holder. Pursuant to the agreement with the holder of the senior debt, we engaged an investment banker to assist us in exploring strategic alternatives. Further, it is possible that such reorganization may involve a sale of our assets in a reorganization under the Bankruptcy Code.

As of December 31, 2005, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

The following table summarizes our principal contractual obligations as of December 31, 2005 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
Contractual Obligations	2006	2007-2008	2009-2010	Thereafter
Total debt, including accrued interest	$36,383	$—	$—	$—
Operating leases	620	885	528	2,445
Deferred compensation obligations	109	217	181	905
Purchase obligations	2,914	—	—	—
Total	$40,026	$1,102	$709	$3,350

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of operations. The accounting provisions of SFAS 123R were originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition beginning in the first fiscal quarter of 2006. See “Stock-Based Compensation” (Note 1) for the pro forma net income (loss) and net income (loss) per share amounts, for the years ended December 31, 2005, 2004, and 2003, as if we had used a fair-value method similar to the methods required under SFAS 123 to measure compensation expense for employees stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123R, to the extent that we use options or other equity-based incentives as an element of employee compensation, we do not expect the adoption to have a material impact on our consolidated statements of operations and net income (loss) per share.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. We are currently evaluating the effect that this statement will have on our consolidated financial statements, but do not expect it to be material.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first fiscal quarter of 2006. The implementation of SFAS 154 is not expected to have a material impact on the Company’s operations.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We conduct certain operations outside the United States. A substantial portion of our revenue and expenses from our United Kingdom operations are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. For 2005 and 2004, the currency translation adjustment was not significant in relation to our total revenue.

Item 8. Financial Statements and Supplementary Data.

See Exhibit I

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures. Based on his evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in alerting him to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Part III

Item 10. Directors and Executive Officers

Set forth below is information concerning our directors and executive officers:

Name	Positions	Age
Edward B. Kornfeld	Chief executive officer and chief financial officer	62
William V. Carney[1]	Chairman of the board, director and consultant	69
Michael A. Tancredi	Senior vice president, secretary, treasurer and director	76
Warren H. Esanu[1,2]	Director	63
Herbert H. Feldman[1,2]	Director	72
Marco M. Elser[2]	Director	47

[1]	Member of the executive committee
[2]	Member of the audit and compensation committees.

Mr. Kornfeld, 62, has been an executive officer of the Company since 1995. Mr. Kornfeld was president and chief operating officer from April 2004 until March 2006 and he has been chief financial officer since October 1995. He was senior vice president-operations from 1996 until April 2004 and vice president-finance from October 1995 until 1996. Since June 2002, Mr. Kornfeld has also been a partner of the firm of Tatum CFO Partners, which provides chief financial officer services to medium and large companies; however, he continues to devote full-time effort to the Company’s business for which we pay Tatum CFO partners.

Mr. Carney has been chairman of the board since October 1996, chief executive officer from October 1996 until March 2006, and a consultant since March 2006. As chairman of the board, Mr. Carney is not an executive officer. He was vice chairman from 1988 to October 1996, senior vice president from 1989 to October 1996, chief technical officer since 1990 and secretary from 1977 to October 1996. He also served as senior vice president-mechanical engineering from 1988 to 1989, senior vice president-connector products from 1985 to 1988, senior vice president-manufacturing from 1984 to 1985 and senior vice president-operations from 1977 to 1984. From December 2002 through March 13, 2006, Mr. Carney worked for us on a part-time basis. In March 2006, Mr. Carney resigned as an officer of the Company but has been engaged as a consultant to the Company in the area of product development. Mr. Carney has been a director since 1970.

Mr. Tancredi has been a director since 1970, senior vice president and secretary since 1997 and treasurer since 1978. He has been vice president-administration since 1995 having served as vice president-finance and administration from 1989 to 1995 and vice president-finance from 1984 to 1989.

Mr. Esanu has been a director since April 1997 and also served as a director from 1989 to 1996. He was also our chairman of the board from March 1996 to October 1996. He is senior counsel to Katsky Korins LLP, attorneys at law, and was counsel for such firm for more than the past five years. Mr. Esanu is also a founding partner and chairman of Paul Reed Smith Guitars Limited Partnership (Maryland), a leading manufacturer of premium-priced electrical guitars. He is also a senior officer and director of a number of privately held real estate investment and management companies.

Mr. Elser has been a director since 2000 and the managing director of Advicorp, PLC, an investment advisory firm, for more than the past five years. He has also been associated with Northeast Securities, a US-based broker dealer and is responsible for the Italian office, which he founded in 1994.

Mr. Feldman has been a director since 1989. He has been president of Alpha Risk Management, Inc., independent risk management consultants, for more than the past five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to our stock option plans, our non-employee directors receive an automatic grant of options to purchase 5,000 shares of common stock on May 1 of each year. The exercise price of such shares is the average of the closing price on the ten trading days prior to May 1. These non-employee directors are Mr. Esanu and Mr. Feldman from 1999 through 2005 and Mr. Elser from 2001 through 2005. All Form 4’s for 2005, if required, were filed on time.

Item 11. Executive Compensation

The following table shows the compensation we paid to our chief executive officer and the only executive officer, other than the chief executive officer, whose salary and bonus earned exceeded $100,000 for the year ended December 31, 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation (Awards)
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards (Dollars)	Options, SARs (Number)	All other Compensation
William V. Carney, Chairman of the board and chief executive officer	2005 2004 2003	$128,000 122,000 133,000	$10,000 5,000 —	— — —	— — —	$6,257 6,101 7,734

Edward B. Kornfeld, President, chief operating officer and chief financial officer	2005 2004 2003	237,000 206,000 192,000	50,000 15,000 —	— — —	— — —	6,714 6,639 5,022

“All Other Compensation” includes a payment to the executive’s account pursuant to our 401(k) Plan, group life insurance in amounts greater than that available to all employees and special long term disability coverage.

Compensation to Mr. Kornfeld does not include fees of $36,000 paid in each of 2005 and 2004 to Tatum CFO Partners, of which Mr. Kornfeld is a partner, for services rendered to us by Mr. Kornfeld. We are continuing to pay Tatum CFO Partners for Mr. Kornfeld’s services.

Set forth below is a chart that shows, for 2005, the components of “All Other Compensation” listed in the Summary Compensation Table.

	Mr. Carney	Mr. Kornfeld
401(k) Match	$2,065	$3,150

Supplemental Insurance	4,191	3,564

During 2005, we did not grant Mr. Carney or Mr. Kornfeld any options, and neither of them exercised any options to purchase shares of our common stock. As of December 31, 2005, Mr. Carney held options to purchase 86,250 shares of common stock and Mr. Kornfeld held options to purchase 23,000 shares of common stock. All of these options are currently exercisable and, because the exercise price is greater than the market price of the common stock, they were not in-the-money options and, accordingly, their options had nominal value at December 31, 2005.

Employment Agreements. During 2003, we amended our employment agreement with Mr. Carney whereby he is required to work at a rate of two and one-half days per week, and half of his current base pay is deferred until the termination of his amended employment agreement on March 13, 2006. On March 14, 2006, Mr. Carney resigned as an officer of the Company but has been engaged as a consultant to the Company in the area of product development.

We have an employment agreement and a salary continuation agreement with Mr. Kornfeld. The employment agreement has a term which expires December 31, 2006 and continues on a year-to-year basis thereafter unless terminated by either party on not less than 90 days’ prior written notice. Salary is determined by the board, except that the salary may not be reduced except as a part of a salary reduction program applicable to all executive officers. In March 2006, Mr. Kornfeld was elected as chief executive officer and his annual salary rate was increased from $245,000 to $260,000. Upon death or termination of employment as a result of a disability, Mr. Kornfeld or his estate is to receive a payment equal to three months salary. Upon a termination without cause, Mr. Kornfeld is entitled to receive his then current salary for twelve months plus one month for each full year of service up to a maximum aggregate of 36 months. In the event that Mr. Kornfeld is covered by an executive severance agreement, including the salary continuation agreements (as described below), which provides for payments upon termination subsequent to a “change of control,” Mr. Kornfeld would be entitled to the greater of the severance arrangements as described in this paragraph or the severance payments under the executive severance agreements. We also have a month-to-month agreement with Tatum CFO Partners of which Mr. Kornfeld is a partner, pursuant to which we pay Tatum CFO Partners $3,000 per month for Mr. Kornfeld’s services.

The salary continuation agreement provides that, in the event that a change of control occurs and Mr. Kornfeld’s employment with us is subsequently terminated by us other than for cause, death or disability, or is terminated by Mr. Kornfeld as a result of a substantial alteration in his duties, compensation or other benefits, the executive shall be entitled to the payment of an amount equal to his monthly salary at the rate in effect as of the date of his termination (or, if higher, as in effect immediately prior to the change in control) plus the pro rata monthly amount of his most recent annual bonus paid immediately before the change of control multiplied by 36. For purposes of the salary continuation agreement, a change of control is defined as one which would be required to be reported in response to the proxy rules under the Securities Exchange Act of 1934, as amended, the acquisition of beneficial ownership, directly or indirectly, by a person or group of persons of our securities representing 25% or more of the combined voting power of our then outstanding securities, or, during any period of two consecutive years, if individuals who at the beginning of such period constituted the board cease for any reason to constitute at least a majority thereof unless the election of each new director was nominated or ratified by at least two-thirds of the directors then still in office who were directors at the beginning of the period. The change of control must occur during the term of the salary continuation agreement, which is currently through December 31, 2006 and is renewed automatically unless we give timely notice prior to January 1 of any year of our election not to renew the agreement. If such a change of control occurs during the effectiveness of the salary continuation agreement, any termination of Mr. Kornfeld during the 18 months following the change of control will result in the payment of the compensation described above.

Directors’ Fees. On March 22, 2005, directors’ fees payable to the non-management directors were increased from $4,250 per quarter to $6,250 per quarter, and meeting fees were increased from $1,200 to $1,500. On March 23, 2006, directors’ fees were set at $6,875 per quarter plus $1,650 per meeting.

In 2000, we authorized the issuance of an aggregate of 175,630 shares of common stock in lieu of the cash payment of directors’ fees, based on the fair market value of the shares on August 8, 2000. These shares were issued in the second quarter of 2005 to those individuals who were non-employee directors in 2000.  Mr. Esanu and Mr. Feldman were directors for all of 2000, and they received 35,938 and 39,630 shares, respectively. Mr. Elser was a director for a portion of 2000, and he received 5,784 shares. The remaining shares will be issued to individuals who are no longer our directors.

Item 12. Principal Holders of Securities and Security Holdings of Management

The following table and discussion provides information as to the shares of common stock beneficially owned on March 15, 2006 by:

•	each director;

•	each officer named in the summary compensation table;

•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and

•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
William V. Carney	209,272	2.1%
Michael A. Tancredi	81,768	*
Warren H. Esanu	139,938	1.4%
Herbert H. Feldman	115,631	1.1%
Marco M. Elser	341,376	3.4%
Edward B. Kornfeld	49,317	*
All directors and executive officers as a group (6 individuals)	937,302	9.3%

*	Less than 1%

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of common stock listed opposite his name.

The number of shares owned by our directors and officers named in the summary compensation table includes shares of common stock which are issuable upon exercise of options and warrants that are exercisable at March 15, 2006 or will become exercisable within 60 days after that date. Set forth below is the number of shares of common stock issuable upon exercise of those options and warrants for each of these directors and officers.

Name	Shares
William V. Carney	86,250
Michael A. Tancredi	42,530
Warren H. Esanu	54,000
Herbert H. Feldman	56,000
Marco M. Elser	25,000
Edward B. Kornfeld	23,000
All officers and directors as a group	286,780

Item 13. Certain Relationships and Related Transactions

During 2005, Warren H. Esanu, a director, served as a member of our audit and compensation committees. During 2005, the law firm of Katsky Korins LLP to which Mr. Esanu is senior counsel, provided legal services to us, for which it received fees of $490,703. Katsky Korins LLP is continuing to render legal services to us during 2006.

Item 14. Principal Accountant Fees and Services.

The following is a summary of the fees for professional services rendered by our independent accountants, BDO Seidman, LLP, for the years ended December 31, 2005 and December 31, 2004:

	Fees
Fee Category	2005	2004
Audit fees	$177,623	$153,700
Audit-related fees	15,031	10,650
Tax fees	55,899	12,490
Total Fees	$248,553	$176,840

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

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. All services were pre-approved by the Audit Committee.

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

(b)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 4 (a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

3.2	By-laws of the Company, as amended to date, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

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

4.5	Amendment Number Twenty Two to the Amended and Restated Loan and Security Agreement between the Company and SHF IX, LLC, dated February 1, 2006.

10.1	Form of Executive Salary Continuation Agreement, incorporated by reference to Exhibit 19 (cc) of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

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

10.4	Employment Agreement between the Company and Edward B. Kornfeld dated April 1, 2004.

10.5	Amendment to Employment Agreement between the Company and William V. Carney, dated July 21, 2003.

14.1	Code of Ethics of the Company, dated March 23, 2004, incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10K for the year ended December 31, 2003.

14.2	Standard of Conduct of the Company.

22	Subsidiaries of the Company, incorporated by reference to Exhibit 22.1 of the Company’s Annual Report on Form 10K for the year ended December 31, 1995.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTA SYSTEMS CORP.
Dated: March 30, 2006
By:  /s/ Edward B. Kornfeld

Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Edward B. Kornfeld as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/Edward B. Kornfeld	Chief Executive Officer and Chief Financial Officer	March 30, 2006
Edward B. Kornfeld	(Principal Executive, Financial and Accounting Officer)

/s/William V. Carney	Director	March 30, 2006
William V. Carney

/s/Warren H. Esanu	Director	March 30, 2006
Warren H. Esanu

/s/Michael A. Tancredi	Director	March 30, 2006
Michael A. Tancredi

/s/Herbert H. Feldman	Director	March 30, 2006
Herbert H. Feldman

/s/Marco Elser	Director	March 30, 2006
Marco Elser

Exhibit I

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Porta Systems Corp.
Syosset, New York

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered substantial losses from operations in previous years, as of December 31, 2005, has a stockholders’ deficit of $30,185,000 and a working capital deficit of $33,778,000, and is dependent on the continued agreement of the holder of its senior debt to defer the maturity date of such debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/BDO SEIDMAN, LLP

BDO SEIDMAN, LLP

Melville, New York
March 10, 2006

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(in thousands, except shares and par value)

Assets	2005	2004
Current assets:

Cash and cash equivalents	$1,254	2,040
Accounts receivable - trade, less allowance for doubtful accounts of $256 in 2005 and $1,045 in 2004	3,655	3,076
Inventories	4,851	4,576
Prepaid expenses and other current assets	481	382
Total current assets	10,241	10,074

Property, plant and equipment, net	1,409	1,334
Goodwill	2,961	2,961
Other assets	50	69
Total assets	$14,661	14,438

Liabilities and Stockholders’ Deficit
Current liabilities:

Senior debt, including accrued interest	$24,675	25,674
Subordinated notes	6,144	6,144
6% Convertible subordinated debentures	385	385
Accounts payable	4,614	4,728
Accrued expenses and other	3,021	2,760
Other accrued interest payable	5,180	4,533
Total current liabilities	44,019	44,224

Deferred compensation	827	875

Total liabilities	44,846	45,099

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $.01; authorized 20,000,000 shares, issued 10,084,577 shares in 2005 and 10,003,244 in 2004	101	100
Additional paid-in capital	76,124	76,059
Accumulated deficit	(99,895)	(100,705)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,577)	(4,177)
	(28,247)	(28,723)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(30,185)	(30,661)
Total liabilities and stockholders’ deficit	$14,661	14,438

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2005, 2004 and 2003
(in thousands, except per share amounts)

	2005	2004	2003

Sales	$28,604	29,168	19,590
Cost of sales	18,198	17,840	14,147
Gross profit	10,406	11,328	5,443

Selling, general and administrative expenses	5,844	5,254	5,729
Research and development expenses	1,664	1,921	2,066
Reorganization expense	877	—	—
Total expenses	8,385	7,175	7,795

Operating income (loss)	2,021	4,153	(2,352)

Interest expense	(1,056)	(1,317)	(1,278)
Interest income	—	—	1
Other income, net	5	8	—
Income (loss) before income taxes	970	2,844	(3,629)

Income tax benefit (expense)	(160)	(169)	272
Net income (loss)	$810	2,675	(3,357)

Other comprehensive income (loss):
Foreign currency translation adjustments	(400)	(98)	54

Comprehensive income (loss)	$410	2,577	(3,303)

Basic per share amounts:
Net income (loss) per share of common stock	$0.08	0.27	(0.34)
Weighted average shares of common stock outstanding	10,054	9,972	9,972

Diluted per share amounts:
Net income (loss) per share of common stock	$0.08	0.27	(0.34)
Weighted average shares of common stock outstanding	10,093	9,988	9,972

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
Years ended December 31, 2005, 2004 and 2003
(In thousands)

				Accumulated			Total
	Common Stock		Additional	Other			Stock-
	No. of	Par Value	Paid-in	Comprehensive	Accumulated	Treasury	holders’
	Shares	Amount	Capital	(Loss)	Deficit	Stock	Deficit

Balance at December 31, 2002	10,003	$100	$76,059	$(4,133)	$(100,023)	$(1,938)	$(29,935)

Net loss 2003	—	—	—	—	(3,357)	—	(3,357)
Foreign currency translation adjustment	—	—	—	54	—	—	54

Balance at December 31, 2003	10,003	100	76,059	(4,079)	(103,380)	(1,938)	(33,238)
Net income 2004	—	—	—	—	2,675	—	2,675
Foreign currency translation adjustment	—	—	—	(98)	—	—	(98)
Balance at December 31, 2004	10,003	100	76,059	(4,177)	(100,705)	(1,938)	(30,661)
Net income 2005	—	—	—	—	810	—	810
Common stock issued	81	1	65	--	—	—	66
Foreign currency translation adjustment	—	—	—	(400)	—	—	(400)
Balance at December 31, 2005	10,084	$101	$76,124	$(4,577)	$(99,895)	$(1,938)	$(30,185)

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Note 18)
Years ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$810	2,675	(3,357)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	407	409	483

Changes in operating assets and liabilities:
Accounts receivable	(579)	822	756
Inventories	(275)	(1,572)	359
Prepaid expenses	(99)	91	(143)
Other assets	19	17	255
Accounts payable, accrued expenses and other liabilities	812	(783)	1,122
Net cash provided by (used in) operating activities	1,095	1,659	(525)

Cash flows from investing activities:
Capital expenditures, net	(482)	(259)	(72)
Net cash used in investing activities	(482)	(259)	(72)

Cash flows from financing activities:
Increase in senior debt	337	357	317
Repayments of senior debt	(1,336)	(70)	—
Repayments of notes payable/short-term loans	—	—	(8)
Net cash (used in) provided by financing activities	(999)	287	309

Effect of exchange rate changes on cash and cash equivalents	(400)	(116)	(22)
(Decrease) increase in cash and cash equivalents	(786)	1,571	(310)
Cash and equivalents - beginning of year	2,040	469	779
Cash and equivalents - end of year	$1,254	2,040	469

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005 and 2004

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

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The Company records an allowance for doubtful accounts receivable based on specifically identified amounts that it believes to be uncollectible. The Company also records additional allowances based on certain percentages of its aged receivables, which are determined based on historical experience and its assessment of the general financial conditions affecting its customer base. If the Company’s actual collection experience changes, revisions to its allowance may be required. The Company has a limited number of customers with individually large amounts due at any given balance sheet date.

Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or fair market value. Our stated inventory reflects an inventory obsolescence reserve that represents the difference between the cost of the inventory and its estimated market value. This reserve is calculated based on historical usage and forecasted sales. Actual results may differ from our estimates. As of December 31, 2005, approximately $600,000 of inventory that is fully reserved and not required for current or future operations is included in the reserve of $2,583,000, and will be disposed of.

Property, Plant and Equipment

Property, plant and equipment are carried at cost. Leasehold improvements are amortized over the shorter of the term of the lease or the estimated lives of the related assets. Depreciation is computed using the straight-line method over the related assets’ estimated lives.

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations. Commencing January 1, 2002, goodwill is an indefinite lived asset and as such is not amortized. On an annual basis, or more frequently if certain events occur, the Company tests the goodwill for impairment. The Company determines the estimated fair value of the goodwill by considering the projected cash flows generated from the reporting unit to which the goodwill relates. Goodwill at December 31, 2005 and 2004, related only to the Company’s signal processing division.

Income Taxes

Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years, and tax benefits of net operating loss carryforwards. Further, the effects of tax law or rate changes are included in income as part of deferred tax expense or benefit for the period that includes the enactment date. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be realized (note 12).

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

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

Reclassifications

Certain reclassifications have been made to conform prior years’ consolidated financial statements to the 2005 presentation.

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

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

	Year Ended
	December 31
	2005	2004	2003
	(In thousands, except per share data)
Net income (loss), as reported	$810	$2,675	$(3,357)
Deduct: Total stock-based employee compensation expense determined under fair value method for all awards	(2)	(1)	(1)
Pro forma net income (loss)	$808	$2,674	$(3,358)

Income (loss) per share of common stock:
Basic and diluted - as reported	$.08	$0.27	$(0.34)
Basic and diluted - pro forma	$.08	$0.27	$(0.34)

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

Restructuring Costs

Expenses for restructuring costs were $877,000. The costs were for investment banking, legal and accounting, including payment of legal fees and other expenses of the holder of our senior debt, resulting from the requirement of the holder of our senior debt that we restructure our company to provide payments on account of the senior debt.

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable, inventory reserves, percentage of completion for long-term contracts, accrued expenses, goodwill valuation and the deferred tax asset valuation allowance. Actual results could differ from the estimates.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the Company’s consolidated statements of operations. The accounting provisions of SFAS 123R were originally effective for reporting periods beginning after June 15, 2005. On April 14, 2005 the U.S. Securities and Exchange Commission (the “SEC”) announced a deferral of the effective date of SFAS 123R for calendar year companies until the beginning of 2006. The pro forma disclosures previously permitted under SFAS 123 will no longer be an alternative to financial statement recognition beginning in the first fiscal quarter of 2006. See “Stock-Based Compensation” (Note 1) for the pro forma net income (loss) and net income (loss) per share amounts, for the years ended December 31, 2005, 2004, and 2003, as if the Company had used a fair-value method similar to the methods required under SFAS 123 to measure compensation expense for employees stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123R and, to the extent that it includes options or other equity-based incentives as part of compensation to employees, the Company does not expect the adoption to have a material impact on its consolidated statements of operations and net income (loss) per share.

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that this statement will have on its consolidated financial statements, but presently anticipates that such effect will be immaterial.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first fiscal quarter of 2006. The implementation of SFAS 154 is not expected to have a material impact on the Company’s operations.

(2)	Liquidity

As of December 31, 2005, the Company’s debt included (a) $24,675,000 of senior debt, including principal and interest, as a result of a February 24, 2006 extension, which matures on May 1, 2006; (b) $6,144,000 principal amount of subordinated debt, which matured on July 3, 2001; and (c) $385,000 of 6% Debentures which matured on July 2, 2002. The Company was unable to pay the principal ($6,144,000) or accrued interest ($5,053,000) on the subordinated notes or the principal ($385,000) or interest ($127,000) on the 6% Debentures. Accordingly, the senior debt and subordinated debt are classified as current liabilities (notes 7, 8 and 9). In addition, the Company can not give any assurance that the holder of its senior debt will extend the loan beyond May 1, 2006. If the holder of the senior debt does not extend the maturity date of the obligations or demands payment of all or a significant portion of the obligations due to the holder of the senior debt, the Company will not be able to continue in business.

Although the Company has realized profits from operations in each of the last two years, after incurring losses in several previous years, its liquidity is impaired by both its working capital deficit, which was $33,778,000 at December 31, 2005, as well as its dependence upon the willingness of the holder of its senior debt to continue to extend the maturity of the senior debt.

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

As a result of its continuing financial difficulties:

•
the Company is having and may continue to have difficulty performing its obligations under its contracts, which could result in the cancellation of contracts or the loss of future business and penalties for non-performance;

•
the Company significantly scaled back its Operating Support Systems (“OSS”) operations, so that the operations of that division are currently limited almost exclusively to performing warranty and maintenance services.

The Company is seeking to address its need for liquidity by exploring alternatives, including the possible sale of one or more of its divisions. If the Company sells any or all of its divisions, the agreement with the Company’s holder of its senior debt requires it to pay the net proceeds to the holder of its senior debt. As a result of this provision and the Company’s obligations to the holders of subordinated debt, unless the lenders consent to the Company retaining a portion of the net proceeds from any sale of its operations, the Company will not receive any significant amount, and may not receive any of the net proceeds from any such sale for working capital. During 2005, 2004 and 2003, the Company was engaged in discussions with respect to the possible sale of either its business or one or more of its divisions; however, those negotiations were terminated without an agreement having been reached.

During 2005 and 2006, the maturity date of the Company’s obligations to the holder of its senior debt was extended seven times, most recently to May 1, 2006, at which time, the entire principal and interest on the senior debt becomes due and payable. The extension of the senior debt was granted by SHF IX LLC, an affiliate of Stonehill Financial, LLC who purchased the Company’s senior debt from Wells Fargo Foothill, Inc during the third quarter of 2004. As a condition to the most recent extensions, the Company agreed to take steps to effect a restructure of the senior debt in a manner which results in the payment of a significant portion of the senior debt. Any such restructure will require the Company to obtain financing from a new investor, although the holder of its senior debt, or its designee, has certain rights to acquire a debt and equity interest in the Company or require the Company to sell its businesses. Although the Company is seeking an investor, the Company cannot give any assurance that it will be able to obtain an investor on terms that are acceptable to the senior debt holder. Pursuant to the agreement with the holder of the senior debt, the Company engaged an investment banker to assist it in exploring strategic alternatives. If the agreement is not extended beyond May 1, 2006, or if the holder of the senior debt demands payment of all or a significant portion of the loan when due, the Company will not be able to continue in business, and it is likely that the Company will seek protection under the Bankruptcy Code. Further, if the Company does find a buyer for its business on terms acceptable to the holder of the senior debt, a sale of the Company’s business may involve reorganization under the Bankruptcy Code.

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

At December 31, 2005, the Company did not have sufficient resources to pay either the holder of the senior debt or the subordinated lenders; and it is unlikely that it can generate such cash from its operations, and the holder of the senior debt continues to preclude the Company from making payments on any subordinated indebtedness, other than accounts payable in the normal course of business. Accordingly, all senior and subordinated debts are classified as current liabilities (note 7).

The holder of the senior debt has granted the Company extensions in the past. However, at each maturity date, the holder of the senior debt reviews the Company’s financial condition, business plan and prospects, including prospects relating to restructuring the senior debt or selling the Company’s business. The Company cannot determine whether the holder of the senior debt will continue to extend the loans. Any adverse event, including declines in business or attempts by creditors, including judgment creditors, to realize on their claims or judgments could have an effect on the decision of the holder of the senior debt to extend or demand payment on the notes. In such event, it would be necessary for the Company to seek protection under the Bankruptcy Code.

During the last several years, the Company has taken steps to reduce overhead, including a reduction in personnel and the hiring of lower wage personnel in its Mexico facility. The Company will continue to look to reduce costs while it seeks additional business from new and existing customers. Because of its present stock price, the Company may not be able to raise funds through the sales of its equity securities, and the Company’s financial condition prevents it from issuing debt securities. In the event that the Company is unable to extend or restructure its debt obligations and sell one or more of its divisions, it cannot be assured that the Company will be able to continue in operations. Furthermore, the Company believes that its historic financial position is having an adverse effect upon its ability to develop new business, as competitors and potential customers question its ability both to perform obligations under any agreements it may enter and to continue in business.

These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described above.

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(3)	Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products directly to customers, to distributors and original equipment manufacturers involved in a variety of industries, principally telecommunications and military/aerospace. The Company performs continuing credit evaluations of its customers’ financial condition and although it generally does not require collateral, letters of credit may be required from customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Included in the overall allowance for doubtful accounts are any accounts receivable balances that are determined to be uncollectible, along with a general reserve. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2005 is adequate. However, actual write-offs may differ from the recorded allowance.

The allowance for doubtful accounts receivable was $256,000 and $1,045,000 as of December 31, 2005 and 2004, respectively. In 2005, the Company wrote off approximately $778,000 of fully reserved old OSS accounts receivable.

(4)	Inventories

Inventories consist of the following (net of $2,583,000 in reserve for 2005 and $2,626,000 for 2004):

	December 31,
	2005	2004
Parts and components	$3,196,000	2,650,000
Work-in-process	460,000	654,000
Finished goods	1,195,000	1,272,000
	$4,851,000	4,576,000

Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or fair market value. Our stated inventory reflects an inventory obsolescence reserve that represents the difference between the cost of the inventory and its estimated market value. This reserve is calculated based on historical usage and forecasted sales. Actual results may differ from our estimates. As of December 31, 2005, approximately $600,000 of inventory that is fully reserved and not required for current or future operations is included in the reserve of $2,583,000, and will be disposed of.

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(5)	Property, Plant and Equipment

Property, plant and equipment consist of the following:

	December 31		Estimated
	2005	2004	useful lives

Land	$132,000	132,000	—
Buildings	871,000	1,119,000	20 years
Machinery and equipment	3,160,000	8,190,000	3-8 years
Furniture and fixtures	319,000	2,294,000	5-10 years
Transportation equipment	33,000	55,000	4 years
Tools and molds	1,303,000	3,984,000	8 years
Leasehold improvements	200,000	893,000	Lesser of term of lease
	6,018,000	16,667,000	or estimated life of asset

Less accumulated depreciation and amortization	4,609,000	15,333,000
	$1,409,000	1,334,000

Total depreciation expense for 2005, 2004 and 2003 amounted to approximately $407,000, $409,000 and $483,000, respectively.

During 2005, the Company wrote off previously fully depreciated assets of approximately $10,872,000, which have been disposed of.

(6)	Goodwill

The Company measures the fair value of the goodwill at least annually, instead of amortizing goodwill over a fixed period of time, to determine if goodwill has been impaired.

As of December 31, 2005 and 2004, goodwill was $2,961,000. At such dates, all of the goodwill related to the Company’s Signal division. The Company cannot give assurances that future write-downs will not be necessary, although management believes that no goodwill impairment charges are necessary at this time.

(7)	Senior Debt

On December 31, 2005 and 2004, the Company’s senior debt consisted of debt in the amount of $24,675,000 and $25,674,000, respectively. Substantially all of the Company’s assets are pledged as collateral for the senior debt. The current agreement with the holder of the senior debt will expire on May1, 2006 and, accordingly, the senior debt has been classified as a current liability (see note 2).

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

In March 2002, the senior lender agreed to an amended and restated loan and security agreement whereby a new term loan was established with a maximum principal amount of $1,500,000 and subsequently increased in May 2002 to $2,250,000. The agreement provides that all indebtedness prior to March 1, 2002 is reflected as an old term loan in the amount of $22,610,000, which includes the principal balance due at December 31, 2001 plus accrued interest through March 1, 2002. The old term loan bears no interest until such time as the holder of the senior debt, in its sole discretion, notifies the Company that interest shall be payable at a rate of 12%, or a default rate of 14% on a going-forward basis. Additionally, the holder of the senior debt prohibited the Company from making any payments on indebtedness to any subordinated creditors or from paying any dividends on common stock, but the Company is not prohibited from paying accounts payable in the ordinary course of business. Finally, the agreement allowed for standby letters of credit not to exceed a maximum of $573,000. As of December 31, 2005, the Company did not have any standby letters of credit outstanding. Borrowings under this facility are included in senior debt as described in the preceding paragraph. The holder of the senior debt has no obligation to make any further loans to the Company.

(8)	6% Convertible Subordinated Debentures

As of December 31, 2005 and 2004, the Company had outstanding $385,000 of its 6% convertible subordinated debentures due July 1, 2002 (the “Debentures”). The Company has not paid interest on these Debentures since July 2000, and the holder of its senior debt prohibits it from making any payments of principal and interest (see note 7). At December 31, 2005 and 2004, accrued interest on the debentures was $127,000 and $104,000, respectively. The trustee of the Debentures gave notice to the Company that the non-payment caused an event of default. The convertibility feature associated with the Debentures expired upon their maturity.

(9)	Subordinated Notes

As of December 31, 2005 and 2004, subordinated notes in the principal amount of $6,144,000 were outstanding. As of December 31, 2005, $5,053,000 of accrued interest was also due and payable. However, the Company does not have the resources to pay either the $6,144,000 principal or the $5,053,000 interest due on the subordinated notes. In addition, the holder of its senior debt has precluded the Company from making payments on the subordinated debt (note 7).

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(10)	Employee Benefit Plans

The Company has unfunded deferred compensation agreements with certain present and former officers and employees, with benefits commencing at retirement equal to 50% of the employee’s base salary, as defined. The amount of payments is based on a 2004 modification of the plan whereby the former officers and employees agreed to spread their payments over a longer period of time than the original plan, ranging from approximately 15 to approximately 25 years although they may be accelerated under certain conditions. In 2004 and 2003, under the modified requirements, the accrued liability was reduced by approximately $109,000 and $137,000 respectively. Total deferred compensation obligations as of December 31, 2005, before discounting at a rate of 6.5%, were $1,304,000.

The Company maintains the Porta Systems Corp. 401(k) Savings Plan for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. Porta will match a participant’s contribution by an amount equal to 25% of the first 6% contributed by the participant. A participant is 100% vested in all balances credited to his account, including the Company’s contribution. For the years ended December 31, 2005, 2004 and 2003, the Company’s contribution amounted to $41,000, $38,000 and $37,000, respectively.

11)	Incentive Plans

During 1999, the Company established an Employee Stock Bonus Plan whereby stock may be given to employees who are not officers or directors to recognize their contributions. A maximum of 95,750 shares of common stock is reserved for issuance pursuant to the Bonus Plan. No shares of common stock were issued pursuant to the Bonus Plan during 2005, 2004 and 2003.

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

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The weighted-average fair values of options granted were $0.02 per share for options granted in 2003, $0.05 per share for options granted in 2004 and $0.07 per share for options granted in 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2005, 2004 and 2003:

	2005	2004	2003
Dividends:	$0.00 per share	$0.00 per share	$0.00 per share
Volatility:	50%	50%	50%
Risk-free interest:	4.35%	4.22%	4.22%-5.48%
Expected term:	5 years	5 years	5 years

A summary of the status of the Company’s stock option plans as of December 31, 2005, 2004, and 2003, and changes during the years ending on those dates is presented below:

	2005		2004		2003
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Option	Exercise Price	Option	Exercise Price	Option	Exercise Price

Outstanding beginning of year	322,780	$1.52	552,530	$2.27	601,530	$2.43
Granted	15,000.11		15,000.07		15,000	0.03
Exercised	—	—	—	—	—	—
Forfeited	—	—	(244,750)	3.23	(64,000)	3.21
Outstanding end of year	337,780	$1.39	322,780	$1.45	552,530	$2.27

Options exercisable at year-end	337,780		318,780		542,530

The following table summarizes information about stock options outstanding under the stock option plans at December 31, 2005.

	Options Outstanding			Options Exercisable
		Weighted-average
Range of	Outstanding	Remaining	Weighted-average	Exercisable	Weighted-Average
Exercise Prices	at 12/31/05	Contractual Life	Exercise Price	at 12/31/05	Exercise Price

<$1.00	80,000	6.9 years	$0.14	80,000	$0.14
$1.00 - 1.99	213,280	1.4 years	$1.51	213,280	$1.51
$2.00 - 2.99	10,000	4.3 years	$2.03	10,000	$2.03
$3.00 - 3.85	34,500	.5 years	$3.39	34,500	$3.39
	337,780			337,780

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(12)	Income Taxes

The provision (benefit) for income taxes consists of the following:

	2005		2004		2003
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$32,000	—	—	—	—	—
State and foreign	128,000	—	169,000	—	(272,000)	—
Total	$160,000	—	169,000	—	(272,000)	—

The domestic and foreign components of income (loss) before provision (benefit) for income taxes were as follows:

	2005	2004	2003
United States	$1,064,000	732,000	(2,989,000)
Foreign	(94,000)	2,112,000	(640,000)
Income (loss) before provision (benefit) for income taxes	$970,000	2,844,000	(3,629,000)

A reconciliation of the Company’s income tax provision and the amount computed by applying the statutory U.S. federal income tax rate of 34% to loss before income taxes is as follows:

	2005	2004	2003
Tax provision (benefit) at statutory rate	$330,000	967,000	(1,234,000)
Increase (decrease) in income tax (benefit) resulting from:
Increase (decrease) in valuation allowance	(308,000)	(1,038,000)	1,379,000
State taxes, less applicable federal benefits	23,000	—	(114,000)
Other expenses not deductible for tax purposes	6,000	6,000	8,000
Foreign income taxed at rates different from U.S. statutory rate	125,000	195,000	(16,000)
Reversal and adjustments of prior year’s accrual	—	—	(275,000)
Other	(16,000)	39,000	(20,000)
	$160,000	169,000	(272,000)

Porta has unused United States tax net operating loss (NOL) carryforwards of approximately $47,850,000 expiring at various dates between 2008 and 2025. Due to the 1997 change in ownership which resulted from the conversion of Porta’s zero coupon subordinated convertible notes to common stock, Porta’s usage of its NOL will be limited in accordance with Internal Revenue Code section 382. Porta’s carryforward utilization of the NOL is limited to $1,767,000 per year with respect to approximately $23.9 million of the NOL, representing the portion that arose prior to the change in control. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). In addition, Porta has foreign NOL carryforwards of approximately $6,463,000 with indefinite expiration dates.

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The components of the deferred tax assets, the net balance of which total zero after the valuation allowance, as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets:
Inventory	$1,254,000	1,413,000
Allowance for doubtful accounts receivable	99,000	402,000
Benefits of tax loss carryforwards	20,361,000	20,425,000
Benefit plans	421,000	436,000
Accrued commissions	77,000	105,000
Other	2,762,000	2,494,000
Depreciation	364,000	371,000
	25,338,000	25,646,000
Valuation allowance	$(25,338,000)	(25,646,000)
	$—	—

Deferred tax assets as of December 31, 2004 have been adjusted based on actual tax returns filed.

Because of Porta’s losses in previous years and uncertainties associated with projections of future taxable income and the possibility of a change in ownership, a valuation allowance for the entire deferred tax asset was provided and is still considered appropriate due to the uncertainty of future realization.

In January 2003, Porta accepted an offer to pay $30,000 in full settlement of a tax liability of its Puerto Rico subsidiary; accordingly the related tax and accrued interest liability of $274,000 was reversed in 2003.

No provision was made for U.S. income taxes on the undistributed earnings of Porta’s foreign subsidiaries as it is management’s intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 2005, undistributed earnings of the foreign subsidiaries amounted to approximately $1,437,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

(13)	Leases

At December 31, 2005, the Company and its subsidiaries leased manufacturing and administrative facilities, equipment and automobiles under a number of operating leases. The Company is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 2005, 2004, and 2003 amounted to approximately $594,000, $581,000 and $537,000, respectively. The Company also subleased a portion of one of its facilities during 2003; the rent expense for 2003 was reduced accordingly, by $164,000. For 2005 and 2004, there was no reduction in rent expense. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

2006	$620,000
2007	591,000
2008	294,000
2009	264,000
2010	264,000
Thereafter	2,445,000
$4,478,000

In January 2006, the Company negotiated an agreement with the landlord of its United Kingdom facility to cancel the remaining approximate 16 years of the lease for three years rent plus a cancellation fee, which comes to approximately $715,000. We anticipate the signing at the end of March 2006. The above table does not include the effects of the settlement.

(14)	Major Customers

Porta’s five largest customers accounted for sales of $17,431,000, or approximately 61% of sales, for 2005, $15,443,000, or approximately 53% of sales, for 2004 and $8,507,000, or approximately 43% of sales, for 2003. British Telecommunications PLC was Porta’s largest customer for 2005, accounting for sales of $5,933,000, or approximately 21%, and Fujitsu Telecommunications Europe LTD was the largest customer for 2004, accounting for sales of $4,772,000, or approximately 16%. A significant amount of sales of the Company’s products for use by British Telecommunications were sold to Fujitsu as purchasing agent for British Telecommunications. As a result, most of the sales to Fujitsu Telecommunications were for use by British Telecommunications. Direct sales to British Telecommunications were $2,652,000, or 9% of sales, for 2004, $1,480,000, or 8% of sales, for 2003. Sales to Telmex in 2005 were $3,157,000, or approximately 11% of sales. Sales to Marconi in 2005 were $3,550,000, or approximately 12% of sales. No other customers account for 10% or more of the Company’s sales in 2005, 2004 or 2003.

(15)	Fair Values of Financial Instruments

Cash equivalents, accounts receivable and accounts payable are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

The fair value of the Company’s senior and subordinated debt and related interest cannot be reasonably estimated due to the lack of marketability of such instruments. However, management believes, because of the Company’s financial position and, with respect to the senior debt, the sale of the senior debt by the Company’s former senior lender, that the fair value of these instruments is significantly less than their aggregate carrying amount.

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(16)	Net Income (Loss) Per Share

In both 2005 and 2004, the weighted average shares of common stock outstanding for purposes of computing diluted net income per share include 45,000 dilutive potential shares of common stock related to stock options for which the options’ exercise price was less than the weighted average market price of the Company’s common stock for the year. Options to purchase 292,780, 277,780, and 552,530 shares of common stock for 2005, 2004 and 2003, respectively, with exercise prices ranging from $0.30 to $3.85, $0.30 to $3.85 and $0.02 to $3.85 for 2005, 2004 and 2003, respectively, were outstanding but not included in the computation of diluted net income (loss) per share, because the effect of doing so would be anti-dilutive.

Warrants to purchase 242,500 shares of common stock, with exercise prices ranging from $0.25 to $3.00, were outstanding as of December 31, 2005 and 2004 but not included in the computation of diluted net income (loss) per share because the exercise prices were greater than the average market price of common stock during such years, and the effect of doing so would be anti-dilutive.

(17)	Legal Matters

In January 2006, the Company settled the previously reported arbitration proceeding by BMS Corp. against it. The settlement provides for the Company to pay a total of $1,000,000, in monthly installments through March 2010, secured by a confession of judgment. Based on the settlement, the Company recorded a liability of $824,000 at December 31, 2005, which represents the present value of its payments to BMS.

In July 2001, the holder of a subordinated note in the principal amount of $500,000 commenced an action against the Company in the United States District Court for the Southern District of New York seeking payment of the principal and accrued interest on their subordinated note which was payable in July 2001. The payment of the note is subordinated to payment of Porta’s senior debt. The plaintiff’s motion for a summary judgment was denied by the court in January 2002 on the grounds that the terms of the note did not give them permission to obtain a judgment while the Company remained in default to the senior debt holder. Since that time, the action has remained inactive.

(18)	Cash Flow Information

Supplemental cash flow information for the years ended December 31, is as follows:

	2005	2004	2003
Cash paid for interest	$1,130	116	6
Cash paid for income taxes	$115	69	11

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(19)	Segment and Geographic Data

Porta has three reportable segments: Line Connection and Protection Equipment (“Line”) whose products interconnect copper telephone lines to switching equipment and provides fuse elements that protect telephone equipment and personnel from electrical surges; Signal Processing (“Signal”) whose products are used in data communication devices that employ high frequency transformer technology; and Operating Support Systems (“OSS”) whose products automate the testing, provisioning, maintenance and administration of communication networks and the  management of support personnel and equipment. During 2005, the activity of the OSS division was limited to the performance of warranty and maintenance services. In 2004, OSS activities were limited to warranty and maintenance services and the completion of installations of OSS systems pursuant to contracts entered into in prior years.

The factors used to determine the above segments focused primarily on the types of products and services provided, and the type of customer served. Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

	2005	2004	2003
Revenue:
Line	$21,982,000	21,545,000	11,334,000
Signal	5,710,000	5,551,000	4,253,000
OSS	785,000	2,003,000	3,249,000
	$28,477,000	29,099,000	18,836,000

Segment profit (loss):
Line	$4,344,000	5,784,000	1,634,000
Signal	2,134,000	2,124,000	1,393,000
OSS	(1,044,000)	(1,662,000)	(3,072,000)
	$5,434,000	6,246,000	(45,000)

Depreciation and amortization:
Line	$241,000	218,000	253,000
Signal	31,000	27,000	22,000
OSS	62,000	95,000	136,000
	$334,000	340,000	411,000

Total identifiable assets:
Line	$7,626,000	6,368,000	4,099,000
Signal	4,775,000	4,561,000	4,293,000
OSS	588,000	945,000	2,932,000
	$12,989,000	11,874,000	11,324,000

Capital expenditures:
Line	$445,000	167,000	46,000
Signal	37,000	71,000	4,000
OSS	0	0	0
	$482,000	238,000	50,000

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

The following table reconciles segment totals to consolidated totals:

	2005	2004	2003
Revenue:
Total revenue for reportable segments	$28,477,000	29,099,000	18,836,000
Other revenue	127,000	69,000	754,000
Consolidated total revenue	$28,604,000	29,168,000	19,590,000

Operating income (loss):
Total segment income (loss) for reportable segments	$5,434,000	6,246,000	(45,000)
Corporate and unallocated	(3,413,000)	(2,093,000)	(2,307,000)
Consolidated total operating income (loss)	$2,021,000	4,153,000	(2,352,000)

Depreciation and amortization:
Total for reportable segments	$334,000	340,000	411,000
Corporate and unallocated	73,000	69,000	72,000
Consolidated total deprecation and amortization	$407,000	409,000	483,000

Total assets:
Total for reportable segments	$12,989,000	11,874,000	11,324,000
Corporate and unallocated	1,672,000	2,564,000	1,031,000
Consolidated total assets	$14,661,000	14,438,000	12,355,000

Capital expenditures:
Total for reportable segments	$482,000	238,000	50,000
Corporate and unallocated	0	21,000	22,000
Consolidated total capital expenditures	$482,000	259,000	72,000

The following table presents information about the Company by geographic area:
	2005	2004	2003
Revenue:
United States	$10,120,000	9,809,000	8,610,000
United Kingdom	14,998,000	14,911,000	7,523,000
Asia/Pacific	10,000	128,000	428,000
Other Europe	319,000	457,000	1,228,000
Latin America	0	158,000	238,000
Other North America	3,157,000	3,139,000	1,037,000
Other	0	566,000	526,000
Consolidated total revenue	$28,604,000	29,168,000	19,590,000

Consolidated long-lived assets:
United States	$4,055,000	3,843,000	3,859,000
United Kingdom	77,000	169,000	255,000
Other North America	288,000	352,000	393,000
Asia/Pacific	0	0	0
Latin America	0	0	5,000
Other	0	0	0
	4,420,000	4,364,000	4,512,000
Current and other assets	10,241,000	10,074,000	7,843,000
Consolidated total assets	$14,661,000	14,438,000	12,355,000

(Continued)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, Continued

(20)	Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Net sales	$7,615,000	$8,425,000	$7,021,000	$5,543,000
Gross profit	3,143,000	3,242,000	2,534,000	1,487,000
Net income (loss)	1,203,000	887,000	107,000	(1,387,000)
Basic and diluted net income
(loss) per share:	$0.12	$0.09	$0.01	$(0.14)

	Quarter Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Net sales	$8,100,000	$6,272,000	$7,883,000	$6,913,000
Gross profit	3,130,000	2,368,000	3,047,000	2,783,000
Net income	829,000	319,000	1,058,000	469,000
Basic and diluted net income per share:
	$0.08	$0.03	$0.11	$0.05

During the first three quarters of 2005, the Company had incurred approximately $450,000 in restructuring costs attributed to investment banking, legal and accounting expenses as well as legal and other expenses incurred by the holder of our senior debt. The expenses were included in “Prepaid expenses and other current assets.” In the fourth quarter of 2005 the Company incurred additional expenses of $427,000. At December 31, 2005, the Company expensed the $877,000.

Report of Independent Registered Public Accounting Firm:

The Board of Directors and Stockholders
Porta Systems Corp.
Syosset, New York

The audits referred to in our report, dated March 10, 2006, relating to the consolidated financial statements of Porta Systems Corp., which are included in item 8 of this Form 10-K, included the audit of the financial statement Schedule II - Valuation and Qualifying Accounts for the three-year period ended December 31, 2005. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP BDO Seidman, LLP
Melville, New York
March 10, 2006

SCHEDULE II

d)	Financial Statement Schedule

PORTA SYSTEMS CORP
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Reserve and allowance deducted from Asset accounts:

YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$1,045	$19	$808	$256
Inventory reserve	2,626	626	669	2,583

YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts	$1,091	$34	$80	$1,045
Inventory reserve	2,936	515	825	2,626

YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts	$1,967	$210	$1,086	$1,091
Inventory reserve	3,072	863	999	2,936