Form 10-Q
period 2006-03-31
PORTA SYSTEMS CORP
filed 2006-05-12
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X   No __

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. Check one:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes _ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock (par value $0.01) 10,075,561 shares as of May 02, 2006

PART I.  FINANCIAL INFORMATION
Item 1- Financial Statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)

	March 31,	December 31,
Assets	2006	2005
Current assets:	(Unaudited)

Cash and cash equivalents	$1,033	$1,254
Accounts receivable - trade, less allowance for doubtful
accounts of $256 in 2006 and $256 in 2005	4,602	3,655
Inventories	4,464	4,851
Prepaid expenses and other current assets	496	481
Total current assets	10,595	10,241

Property, plant and equipment, net	1,413	1,409
Goodwill	2,961	2,961
Other assets	52	50
Total assets	$15,021	$14,661

Liabilities and Stockholders’ Deficit
Current liabilities:

Senior debt, including accrued interest	$24,404	$24,675
Subordinated notes	6,144	6,144
6% Convertible subordinated debentures	385	385
Accounts payable	4,984	4,614
Accrued expenses and other	2,460	3,021
Other accrued interest payable	5,417	5,180
Total current liabilities	43,794	44,019

Deferred compensation	810	827
Total long-term liabilities	810	827

Total liabilities	44,604	44,846

Commitments and contingencies

Stockholders’ deficit:

Preferred stock, no par value; authorized 1,000,000 shares, none issued	-	-
Common stock, par value $.01; authorized 20,000,000 shares,
issued 10,084,577 shares in 2006 and 10,084,577 in 2005	101	101
Additional paid-in capital	76,124	76,124
Accumulated deficit	(99,000)	(99,895)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,869)	(4,577)
	(27,645)	(28,247)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(29,583)	(30,185)
Total liabilities and stockholders’ deficit	$15,021	$14,661

See accompanying notes to consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2006	2005

Sales	$8,043	$7,615
Cost of sales	5,308	4,472
Gross profit	2,735	3,143

Selling, general and administrative expenses	1,364	1,177
Research and development expenses	447	421
Total expenses	1,811	1,598

Operating income	924	1,545

Interest expense, net of interest income	(296)	(325)

Income before income taxes	628	1,220

Income tax expense	(23)	(17)

Net income	$605	$1,203

Other comprehensive income:

Foreign currency translation adjustments	(293)	(62)

Comprehensive income	$312	$1,141

Per share data:

Basic per share amounts:

Net income per share of common stock	$0.06	$0.12

Weighted average shares outstanding	10,076	9,972

Diluted per share amounts:

Net income per share of common stock	$0.06	$0.12

Weighted average shares outstanding	10,106	10,005

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$605	$1,203
Adjustments to reconcile net income to net cash
Provided by (used in) operating activities:
Depreciation and amortization	99	101

Changes in operating assets and liabilities:
Accounts receivable	(947)	(495)
Inventories	387	(338)
Prepaid expenses and other current assets	(15)	(359)
Other assets	(2)	(1)
Accounts payable, accrued expenses and other liabilities	(37)	(305)
Net cash provided by (used in) operating activities	90	(194)

Cash flows from investing activities:
Capital expenditures, net	(102)	(169)
Net cash used in investing activities	(102)	(169)

Cash flows from financing activities:
Increase in senior debt	67	91
Repayments of senior debt	(338)	(150)

Net cash used in financing activities	(271)	(59)

Effect of exchange rate changes on cash	62	(58)

Decrease in cash and cash equivalents	(221)	(480)

Cash and cash equivalents - beginning of the year	1,254	2,040

Cash and cash equivalents - end of the period	$1,033	$1,560

Supplemental cash flow disclosure:

Cash paid for interest expense	$66	$151

Cash paid for income taxes	$23	$30

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Management’s Responsibility For Interim Financial Statements Including All
Adjustments Necessary For Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2005. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2005 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the first three months of 2006 are not necessarily indicative of results for the year.

Note 2:   Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market. The composition of inventories at the end of the respective periods is as follows (net of reserves of $2,576,000 for 2006 and $2,583,000 for 2005):

	March 31, 2006	December 31, 2005
	(in thousands)
Parts and components	$3,046	$3,196
Work-in-process	325	460
Finished goods	1,093	1,195
	$4,464	$4,851

Note 3:   Senior and Subordinated Debt

On March 31, 2006, the Company’s liability to the holder of its senior debt was $24,404,000. During the fourth quarter of 2004, SHF IX LLC, an affiliate of Stonehill Financial, LLC, purchased the Company’s senior debt of approximately $25,000,000 from Wells Fargo Foothill, Inc. The Company has made payments totaling $2,260,000 as required by amendments and extensions of the loan agreement, of which $864,000 was applied to interest and $1,396,000 was applied to principal. The most recent extension, which extended the maturity date, subject to the Company attaining certain milestones, from May 1, 2006 to September 30, 2006, requires the Company to continue to make monthly payments of $112,500. The most recent extension also includes a number of milestones to the continuation of efforts towards a restructure of the Company in a manner which would enable the holder of the senior debt to receive significant payments on account of the senior debt. The loan becomes due and payable on September 30, 2006 or earlier if the Company fails to achieve any of the milestones and the holder of the senior debt declares a default. If the holder of the senior debt demands payment of all or a significant portion of the loan when due, the Company will not be able to continue in business and it is likely that the Company will seek protection under the Bankruptcy Code.

As of March 31, 2006, the Company’s short-term debt also included $6,144,000 of subordinated debt that became due on July 3, 2001 and $385,000 of 6% debentures which became due on July 2, 2002. Accrued interest on the subordinated notes was approximately $5,284,000, which represents interest from July 2000 through March 31, 2006, and accrued interest on the 6% debentures was $133,000. We are precluded by the holder of our senior debt from paying any principal or interest on the subordinated debt.

Note 4:   Accounting for Stock Based Compensation

Incentive awards are provided to employees under the terms of our 1998 Non-Qualified Stock Option Plan and our 1999 Incentive and Non-Qualified Stock Option Plan (the "1998 Plan" and “1999 Plan”, respectively). Options under the 1998 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries. The exercise prices for all options granted under the 1998 Plan are equal to the fair market value at the date of grant and vest as determined by the board of directors. Options under the 1999 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1999 Plan. The exercise prices for all options granted are equal to the fair market value at the date of grant and vest as determined by the board of directors, which is historically determined as six months. In addition, the 1999 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year. Options under both the 1998 and 1999 Plans have expiration terms between 5 and 10 years.

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because all of the Company’s outstanding options are fully vested, there is no stock-based compensation expense for the period ended March 31, 2006.

Stock option activity through the three months ended March 31, 2006 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	337,780	$1.39	2.73	$-

Granted	-	-	-	-
Forfeited	(28,500)	3.31	-	-
Exercised	-	-	-	-

Outstanding and Exercisable at March 31, 2006	309,280	$1.22	2.71	$3,240

Prior to the beginning of fiscal 2006, the Company did not record compensation expense for its stock based compensation plans, as such treatment was permitted under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” related interpretations, and SFAS 123, “Accounting for Stock-Based Compensation.” The Company provided the requisite pro forma disclosures and complied with provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” For the three months ended March 31, 2005, there was no pro-forma disclosure as there were no unvested options.

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

Because of continuing losses in the OSS division, combined with difficulties in marketing OSS products in view of our financial condition, we limit our OSS activities to the performance of maintenance and warranty services. For the three months ended March 31, 2006, OSS sales were $105,000, which was approximately 1.3% of the Company’s revenue and the OSS operations generated a loss of approximately $82,000. For the three months ended March 31, 2005, OSS sales were $208,000, which was approximately 2.7% of the Company’s revenue and the OSS operations generated a loss of approximately $273,000. The Company anticipates that the OSS revenue will represent an increasingly smaller portion of our revenue.

The factors used to determine the above segments focused primarily on the types of products and services provided, and the type of customer served. Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

There has been no significant change from December 31, 2005 in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company’s assets.

	Three Months Ended
	March 31, 2006	March 31, 2005
Sales:
Line	$6,488,000	$5,707,000
Signal	1,412,000	1,656,000
OSS	105,000	208,000
	$8,005,000	$7,571,000

Segment profit (loss):
Line	$1,204,000	$1,573,000
Signal	384,000	698,000
OSS	(82,000)	(273,000)
	$1,506,000	$1,998,000

The following table reconciles segment totals to consolidated totals:

	Three Months Ended
	March 31, 2006	March 31, 2005
Sales:
Total revenue for reportable segments	$8,005,000	$7,571,000
Other revenue	38,000	44,000
Consolidated total revenue	$8,043,000	$7,615,000

Operating Income:
Total segment income for
reportable segments	$1,506,000	$1,998,000
Corporate and unallocated	(582,000)	(453,000)
Consolidated total operating income	$924,000	$1,545,000

Item 1 A.  Risk Factors

 In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of  Operations

The Company’s consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

	Three Months Ended
	March 31,
	2006	2005
Sales	100%	100%
Cost of Sales	66%	59%
Gross Profit	34%	41%
Selling, general and administrative expenses	17%	15%
Research and development expenses	6%	6%
Operating income	11%	20%
Interest expense - net	(4%)	(4%)
Net income	8%	16%

The Company’s sales by product line for the periods ended March 31, 2006 and 2005 are as follows:

	Three Months Ended March 31,
	$(000)
	2006		2005

Line connection/protection equipment	$6,488	81%	$5,707	75%
Signal Processing	1,412	18%	1,656	22%
OSS equipment	105	1%	208	3%
Other	38	0%	44	1%
	$8,043	100%	$7,615	100%

Overview

We operate in the telecommunications industry, and our customer base consists largely of government-owned and privately-owned telecommunications companies. Our line connection and protection equipment (“Line”) interconnects copper telephone lines to switching equipment and provides fuse elements that protect telephone equipment and personnel from electrical surges. Our signal processing (“Signal”) equipment is used in data communication devices that employ high frequency transformer technology. Our Operating Support Systems (“OSS”), which are becoming an increasingly less important part of our business, automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment.

Because of continuing losses in the OSS division, combined with difficulties in marketing OSS products in view of our financial condition, we limit our OSS activities to the performance of maintenance and warranty services. In addition, we are trying to sell our remaining OSS inventory although we did not generate any sales of OSS inventory in the first quarter of 2006 as well as for the year ended 2005. We expect our OSS business to continue to decline in future years, and we do not anticipate that we will enter into new maintenance contracts when our warranty obligations terminate or renew existing maintenance contracts when they expire.

Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment to telephone operating companies in the United States and foreign countries. Our Line division operated at a profit for the three months ended March 31, 2006 and March 31, 2005. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated operating profit for the three months ended March 31, 2006 and the comparable period of 2005. We recognize revenue from Line and Signal products when the product is shipped.

On March 31, 2006, our liability to the holder of our senior debt was $24,404,000. The most recent extension, which extended the maturity date, subject to our attaining certain milestones, from May 1, 2006 to September 30, 2006, requires us to continue to make monthly payments of $112,500. The most recent extension also includes a number of milestones to the continuation of efforts towards a restructure in a manner which would enable the holder of the senior debt to receive significant payments on account of the senior debt. The loan becomes due and payable on September 30, 2006 or earlier if we fail to achieve any of the milestones and the holder of the senior debt declares a default. If the holder of the senior debt demands payment of all or a significant portion of the loan when due, we will not be able to continue in business and it is likely that we will seek protection under the Bankruptcy Code.

Results of Operations

Our sales for the quarter ended March 31, 2006 were $8,043,000, representing an increase of $428,000 (5%) compared to the quarter ended March 31, 2005 of $7,615,000. The increased sales level resulted from increased sales of Line products, with our increase in Line products being partially offset by decreased sales by Signal and OSS.

Line equipment sales increased by $781,000 (14%) from $5,707,000 for the March 2005 quarter to $6,488,000 for the March 2006 quarter, primarily as a result of an increase in sales to British Telecommunications as a result of British Telecommunications’ continuing rollout of DSL lines, and its implementation of the local loop unbundling program, demanded by regulators in the United Kingdom to enable third party providers of the telephone service to gain access to British Telecommunications’ systems.

Signal processing revenue for the quarter ended March 31, 2006 compared to 2005 decreased by $244,000 (15%) from $1,656,000 to $1,412,000. The decline in Signal Processing revenue from the first quarter of 2005 resulted from a level of sales in the 2005 quarter which included products for which shipments had been delayed from the fourth quarter of 2004 because of our cash difficulties which affected our ability to ship products in 2004.

OSS sales decreased by $103,000 (50%) from $208,000 for the quarter ended March 31, 2005 to $105,000 for the quarter ended March 31, 2006. The decreased sales, all of which were generated from maintenance agreements, resulted from the reduction in the scope of our OSS operations.

Gross margin for the March 2006 quarter was 34% compared to 41% for the March 2005 quarter. This decrease is primarily related to a change in products sold to British Telecommunications in the quarter ended March 31, 2006, from the higher gross margin DSL products to the lower margin local loop unbundling products from our Line segment, and additional freight costs associated with on time deliveries to customers. Also, our Signal segment gross margin slightly decreased during the quarter due to a minor shift to lower margin deliveries to customers.

Selling, general and administrative expenses increased by $187,000 (16%) from $1,177,000 in the March 2005 quarter to $1,364,000 in the March 2006 quarter. This increase relates primarily to increased expenses in our Signal segment for salaries, commissions and advertising as our marketing activities for Signal were increased during the first quarter of 2006. Selling and marketing salaries increased in our Line segment as well as increased administrative salaries which were partially offset by a decrease in general and administrative expenses relating to the OSS division as we continue to wind down that operation.

Research and development expenses increased by $26,000 (6%) from $421,000 in the March 2005 quarter to $447,000 in the March 2006 quarter. This resulted from our increased spending by our line connection/protection division of approximately $100,000 to enhance our existing Line products and develop new products. This increased spending was partially offset by reduced spending of approximately $75,000 in our OSS division as we continue to wind down that operation. There is an insignificant amount spent for OSS related to warranty and maintenance contracts.

As a result of the foregoing, we had an operating income of $924,000 for the March 2006 quarter, as compared to an operating income of $1,545,000 for the March 2005 quarter.

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

Income tax expense for the quarter ended March 31, 2006 as well as March 31, 2005 relates to state and foreign taxes. No federal income tax expense has been provided due to the availability of net operating loss carry forwards.

As the result of the foregoing, we generated net income of $605,000, $.06 per share (basic and diluted), for the March 2006 quarter versus net income of $1,203,000, $0.12 per share (basic and diluted), for the March 2005 quarter.

Liquidity and Capital Resources

At March 31, 2006, we had cash and cash equivalents of $1,033,000 compared with $1,254,000 at December 31, 2005. Our working capital deficit at March 31, 2006 was $33,199,000, compared to a working capital deficit of $33,778,000 at December 31, 2005, a reduction of $579,000 in our working capital deficit. This improvement is primarily the result of our increased accounts receivable. During the first quarter, we continued making payments to the holder of our senior debt, with payment of $338,000, of which approximately $66,000 was applied to interest and the remaining $272,000 was applied to principal.

As of March 31, 2006, our debt includes $24,404,000 of senior debt which matures on September 30, 2006 or earlier if we fail to meet required milestones and the holder of the senior debt calls a default, $6,144,000 of principal and $5,284,000 of accrued interest on our subordinated debt that became due on July 3, 2001, and $385,000 of principal and $133,000 of accrued interest on our 6% debentures that became due on July 2, 2002. We are prohibited by the holder of our senior debt from paying principal or interest on any of the subordinated debt. We have been notified by the trustee of 6% debentures that the non-payment of the principal and interest caused an event of default. At March 31, 2006, we did not have sufficient resources to pay either the senior lender or the subordinated lenders; it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making any payments on the subordinated debt.

We have sought to address our need for liquidity by exploring alternatives, including the possible sale of one or more of our divisions. During 2004 and 2005, we were engaged in discussions with respect to the possible sale of our divisions; however, those negotiations were terminated without an agreement having been reached, and we may not be able to sell those divisions on acceptable, if any, terms. Furthermore, if we sell a division, we anticipate that a substantial portion, if not all, of the net proceeds will be paid to the holder of our senior debt, and we will not receive any significant amount of working capital from such a sale. We continue our efforts to reduce costs while we seek additional business from new and existing customers. The significant reduction in the operations of our OSS division will impair our ability to sell that division, and such reduction, and the dependence of our copper business on several significant customers, are major factors which may impair our ability to sell the copper division or our business as a whole. Further, if we sell one of our two divisions, we may be unable to operate the remaining division at a profit.

Forward Looking Statements

Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-K for the year ended December 31, 2005 and those described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements. Such statements could be affected by risks and uncertainties related to our financial conditions, our relationship with the holder of our senior and subordinated debt, including the willingness or unwillingness of the holder of the senior debt to extend the maturity date of the senior debt and the amount and timing of any payments which the holder of the senior debt may require, our ability to sell any or all of our divisions or effect a restructure of our business and our debt and equity structure on terms acceptable to the holder of the senior debt, our relationship with British Telecommunications including its continued requirements for our products, factors which affect the telecommunications industry, market and customer acceptance, our access to current technology, competition, domestic and foreign government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

We conduct certain operations outside the United States. A substantial portion of our revenue and expenses from our United Kingdom operations are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on his evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities.

See Note 3 of Notes to Unaudited Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources” for information concerning defaults on our subordinated debt.

Item 6.    Exhibits

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTA SYSTEMS CORP.

Dated: May 12, 2006	By /s/ Edward B. Kornfeld
Edward B. Kornfeld
Chief Executive Officer
and Chief Financial Officer