Form 10-Q
period 2006-06-30
PORTA SYSTEMS CORP
filed 2006-08-14
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☒       No ☐

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

Common stock (par value $0.01) 10,053,617 shares as of July 18, 2006.

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)

	June 30,	December 31,
	2006	2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,539	$1,254
Accounts receivable - trade, less allowance for doubtful accounts
of $256 in 2006 and $256 in 2005	4,931	3,471
Inventories	3,862	4,541
Prepaid expenses and other current assets	759	446
Assets of discontinued operations	455	588
Total current assets	11,546	10,300

Property, plant and equipment, net	1,491	1,351
Goodwill, net	2,961	2,961
Other assets	49	49
Total assets	$16,047	$14,661

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt	$24,124	$24,675
Subordinated notes	6,144	6,144
6% convertible subordinated debentures	385	385
Accounts payable	4,937	4,035
Accrued expenses and other	2,264	1,567
Other accrued interest payable	5,653	5,180
Liabilities of discontinued operations	575	2,033
Total current liabilities	44,082	44,019
Deferred compensation	794	827
Total long-term liabilities	794	827

Total liabilities	44,876	44,846

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	---	---
Common stock, par value $.01; authorized 20,000,000 shares, issued
10,084,577 shares in 2006 and 10,084,577 shares in 2005	101	101
Additional paid-in capital	76,124	76,124
Accumulated deficit	(98,413)	(99,895)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,703)	(4,577)
	(26,891)	(28,247)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(28,829)	(30,185)
Total liabilities and stockholders’ deficit	$16,047	$14,661

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Six Months Ended
	June 30,	June 30,
	2006	2005

Sales	$16,021	$15,631
Cost of sales	10,556	9,197
Gross profit	5,465	6,434

Selling, general and administrative expenses	2,704	2,488
Research and development expenses	756	651
Total expenses	3,460	3,139

Operating income	2,005	3,295

Interest expense, net of interest income	(587)	(646)
Other income, net	2	1

Income from continuing operations before income taxes	1,420	2,650

Income tax expense	(70)	(23)

Income from continuing operations before discontinued operations	1,350	2,627

Discontinued operations:
Loss from discontinued operations (net of taxes of zero)	(159)	(536)

Net income	$1,191	$2,091

Other comprehensive loss:
Foreign currency translation adjustments	(126)	(108)

Comprehensive income	$1,065	$1,983

Basic income (loss) per common share:
Continuing operations	$0.13	$0.26
Discontinued operations	(0.01)	(0.05)
	$0.12	0.21

Weighted average shares outstanding	10,076	10,005

Diluted income (loss) per common share:
Continuing operations	$0.13	$0.26
Discontinued operations	$(0.01)	$(0.05)
	$0.12	$0.21

Weighted average shares outstanding	10,105	10,036

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	June 30,	June 30,
	2006	2005

Sales	$8,084	$8,223
Cost of sales	5,332	4,948
Gross profit	2,752	3,275

Selling, general and administrative expenses	1,406	1,457
Research and development expenses	346	340
Total expenses	1,752	1,797

Operating income	999	1,478

Interest expense, net of interest income	(289)	(321)
Other income, net	---	1

Income from continuing operations before income taxes	710	1,158

Income tax expense	(47)	(7)

Income from continuing operations before discontinued operations	663	1,151

Discontinued operations:
Loss from discontinued operations (net of taxes of zero)	(76)	(264)

Net income	$587	$887

Other comprehensive income (loss):
Foreign currency translation adjustments	167	(46)

Comprehensive income	$754	$841

Basic income (loss) per common share:
Continuing operations	$0.07	$0.12
Discontinued operations	(0.01)	(0.03)
	$0.06	$0.09

Weighted average shares outstanding	10,076	10,038

Diluted income (loss) per common share
Continuing operations	$0.07	$0.12
Discontinued operations	(0.01)	(0.03)
	$0.06	$0.09

Weighted average shares outstanding	10,098	10,067

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Cash flows from operating activities of continuing operations:
Net income	$1,191	$2,091
Loss from discontinued operations	159	536
Adjustments to reconcile net income to net cash
provided by operating activities of continuing operations:
Depreciation and amortization	175	171
Changes in operating assets and liabilities:
Accounts receivable	(1,459)	(356)
Inventories	679	(140)
Prepaid expenses and other current assets	(312)	(221)
Other assets	--	--
Accounts payable, accrued expenses and other liabilities	2,161	(14)
Net cash provided by continuing operations	2,594	2,067

Net cash used in operations of discontinued operations	(1,480)	(525)

Net cash from operations	1,114	1,542

Cash flows from investing activities:
Capital expenditures, net	(292)	(351)
Net cash used in investing activities	(292)	(351)

Cash flows from financing activities:
Repayments of senior debt	(675)	(375)
Net cash used in financing activities	(675)	(375)

Effect of exchange rate changes on cash	138	(96)

Increase in cash and cash equivalents	285	720

Cash and cash equivalents - beginning of the year	1,254	2,040

Cash and cash equivalents - end of the period	$1,539	$2,760

Supplemental cash flow disclosure:

Cash paid for interest expense	$678	$375

Cash paid for income taxes	$52	$73

Common stock issued for accrued director fees	$ ---	$66

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Management’s Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2005. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2005 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the second quarter or the first six months of 2006 are not necessarily indicative of results for the year.

Note 2:	Inventories

Inventories, from continuing operations, are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows (net of reserve of $2,173,000 for 2006 and $2,101,000 for 2005):

	June 30, 2006	December 31, 2005
	(in thousands)
Parts and components	$2,668	$3,192
Work-in-process	773	459
Finished goods	421	890
	$3,862	$4,541

Note 3:	Senior and Subordinated Debt

On June 30, 2006, the Company’s liability to the holder of its senior debt was $24,124,000. During the fourth quarter of 2004, SHF IX LLC, an affiliate of Stonehill Financial, LLC, purchased the Company’s senior debt of approximately $25,000,000 from Wells Fargo Foothill, Inc. The Company has made payments through June 30, 2006 totaling $2,597,500 as required by amendments and extensions of the loan agreement, of which $926,000 was applied to interest and $1,671,500 was applied to principal. The most recent extension, which extended the maturity date, subject to the Company attaining certain milestones, from May 1, 2006 to September 30, 2006, requires the Company to continue to make monthly payments of $112,500. The most recent extension also includes a number of milestones to the continuation of efforts towards a restructure of the Company in a manner which would enable the holder of the senior debt to receive significant payments on account of the senior debt. The loan becomes due and payable on September 30, 2006 or earlier if the Company fails to achieve any of the milestones and the holder of the senior debt declares a default. If the holder of the senior debt demands payment of all or a significant portion of the loan when due, the Company will not be able to continue in business and it is likely that the Company will seek protection under the Bankruptcy Code.

As of June 30, 2006, the Company’s short-term debt also included $6,144,000 of subordinated debt, which became due on July 3, 2001, and $385,000 of 6% debentures, which became due on July 2, 2002. Accrued interest on the subordinated notes was approximately $5,515,000 as of June 30, 2006, which represents interest from July 2000 through June 30, 2006, and accrued interest on the 6% debentures was $139,000. The Company is precluded by the holder of its senior debt from paying any principal or interest on the subordinated debt.

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

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because all of the Company’s outstanding options are fully vested, there is no stock-based compensation expense for the three and six months ended June 30, 2006 as all options are either fully vested or will vest in future periods.

Stock option activity through the six months ended June 30, 2006 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	337,780	$1.39	2.73	$--
Granted	--	--	--	--
Forfeited	(28,500)	3.31	--	--
Exercised	--	--	--	--

Outstanding at March 31, 2006	309,280	$1.22	2.71	$3,240
Granted	20,000	0.11	9.84	--
Forfeited	(2,000)	3.69	--	--
Exercised	--	--	--	--

Options Outstanding at June 30, 2006	327,280	$1.13	2.91	$5,690
Options Exercisable at June 30, 2006	307,280	$1.20	2.46	$4,890

Prior to the beginning of fiscal 2006, the Company did not record compensation expense for its stock based compensation plans, as such treatment was permitted under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” related interpretations, and SFAS 123, “Accounting for Stock-Based Compensation.” The Company provided the requisite pro forma disclosures and complied with provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” For the three and six months ended June 30, 2005, there was no pro-forma disclosure as there were no unvested options.

Presented in the table below are the options granted, weighted average fair value using a Black Sholes pricing model and total compensation charges, net of estimated forfeitures:

		Weighted
		Average
	Options	Black Scholes	Compensation
	Granted	Value	Charge
Options granted subsequent to SFAS 123R	20,000	$0.0432	$874
Non-vested options granted prior to adoption
of SFAS 123R	---	---	---
Total	20,000	$0.0432	$874

Unrecognized stock compensation charges, weighted average stock compensation expenses charged to operations for the quarter and six months ended June 30, 2006 are as follows:

•
$874.00 of total unrecognized compensation cost, net of estimated forfeitures, related to non-vested share-based compensation arrangements and options granted subsequent to the January 1, 2006 adoption of SFAS 123R is outstanding.

•	Compensation cost is expected to be recognized in the fourth quarter of 2006.

A summary of our non-vested shares as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested as of January 1, 2006	---	---
Granted	20,000	$0.11
Vested	---	---
Forfeited	---	---
Non-vested as of June 30, 2006	20,000	$0.11

Note 5:	Segment Data

The Company has two reportable segments: Line Connection and Protection Equipment (“Line”) whose products interconnect copper telephone lines to switching equipment and provide fuse elements that protect telephone equipment and personnel from electrical surges, and Signal Processing (“Signal”) whose products are used in data communication devices that employ high frequency transformer technology.

Due to continuing losses in the Operating Support Systems (“OSS”) division, combined with difficulties in marketing OSS products in view of our financial condition, the Company decided to exit this operating segment in December, 2003. We currently limit our OSS activities to the performance of contractual maintenance and warranty services which are anticipated to expire in June, 2007 (see Note 8 to the unaudited consolidated financial statements). It is currently anticipated that these services will cease by June 2007. Accordingly, as of June 30, 2006, the assets and liabilities and results of operations of the OSS division have been segregated and reported separately as discontinued operations on the Consolidated Financial Statements present in this Form 10-Q. OSS was engaged in the business whose products automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment. Currently we limit OSS activities to the performance of contractual maintenance and warranty services.

 The factors used to determine the above segments focused primarily on the types of products and services provided, and the type of customer served. Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

There has been no significant change, from December 31, 2005, in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company’s assets for the Line and Signal reporting segments.

	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Sales:
Line	$13,468,000	$12,281,000	$6,981,000	$6,574,000
Signal	2,407,000	3,255,000	994,000	1,598,000
Total of Continuing Operations	$15,875,000	$15,536,000	$7,975,000	$8,172,000

Segment profit:
Line	$2,615,000	$3,109,000	$1,410,000	$1,537,000
Signal	606,000	1,387,000	222,000	689,000
Total of Continuing Operations	$3,221,000	$4,496,000	$1,632,000	$2,226,000

The following table reconciles segment totals to consolidated totals:

	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Sales:
Total revenue for reportable
segments	$15,875,000	$15,536,000	$7,975,000	$8,172,000
Other revenue	146,000	95,000	109,000	51,000
Consolidated total revenue	$16,021,000	$15,631,000	$8,084,000	$8,223,000

Operating income:
Total segment income
for reportable segments	$3,221,000	$4,496,000	$1,632,000	$2,226,000
Corporate and unallocated	(1,216,000)	(1,201,000)	(633,000)	(748,000)
Consolidated total
operating income	$2,005,000	$3,295,000	$999,000	$1,478,000

Note 6:	Legal Proceedings

In April, 2006, the Company commenced legal action against a former officer of one of its operating divisions and against the corporation he is currently employed by, in which the Company asserts that the former officer breached his duties to the Company and engaged in unfair competition by using the Company's confidential and proprietary information and trade secrets, without authorization, to manufacture and sell products which are identical in all material respects to those sold by the Company’s division which he managed. At this time the Company is uncertain about the outcome.

Note 7:	New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The objective of this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

Note 8:	Discontinued operations

Operating Support Systems (“OSS”)

In December, 2003, the Company decided to wind down its OSS business. This decision was made because of continuing losses combined with difficulties in marketing OSS products in view of our financial condition. The Company anticipates the discontinuation of this business by June 30, 2007. Accordingly, as of June 30, 2006, the OSS operating segment is reported in the Consolidated Financial Statements as a discontinued operation. Currently, its operating activities are limited to the performance of contractual maintenance and warranty services.

The following amounts related to OSS have been segregated from the Company’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheet:

	June 30, 2006	December 31, 2005
Assets of discontinued operations:
Prepaid expenses	$39,000	$35,000
Accounts receivable	37,000	184,000
Inventories	339,000	311,000
Property, plant and equipment	39,000	57,000
Other assets	1,000	1,000
Total assets of discontinued operations	$455,000	$588,000

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$575,000	$2,033,000
Total liabilities of discontinued operations	$575,000	$2,033,000

Results of operations for OSS have been segregated from continuing operations and are reflected as discontinued operations approximately as follows:

	Six Months Ended June 30,
	2006	2005

Revenues	$196,000	$410,000

Loss from discontinued operations	$(159,000)	$(536,000)

	Three Months Ended June 30,
	2006	2005

Revenues	$91,000	$202,000

Loss from discontinued operations	$(76,000)	$(264,000)

Part II - Other Information

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales	100%	100%	100%	100%
Cost of sales	66%	59%	66%	60%
Gross profit	34%	41%	34%	40%
Selling, general and administrative expenses	17%	16%	17%	18%
Research and development expenses	5%	4%	4%	4%
Operating income	13%	21%	12%	18%
Interest expense - net	(4%)	(4%)	(4%)	(4%)
Other	0%	0%	0%	0%
Discontinued operations	(1%)	3%	(1%)	3%
Net income	7%	13%	7%	11%

The Company’s sales, from continuing operations, by product line for the periods ended June 30, 2006 and 2005 are as follows:

	Six Months Ended June 30,
	$(000)
	2006		2005

Line connection/protection equipment	$13,468	84%	$12,281	79%
Signal Processing	2,407	15%	3,255	21%
Other	146	1%	95	0%
	$16,021	100%	$15,631	100%

	Three Months Ended June 30,
	$(000)
	2006		2005

Line connection/protection equipment	$6,981	86%	$6,574	80%
Signal Processing	994	12%	1,598	19%
Other	109	2%	51	1%
	$8,084	100%	$8,223	100%

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

We currently limit our OSS activities to the performance of contractual maintenance and warranty services which are anticipated to cease in June, 2007 (see Note 8 to the unaudited consolidated financial statements). Accordingly, as of June 30, 2006, the Company’s Consolidated Results of Operations present the OSS division as discontinued operations.

Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment primarily to telephone operating companies outside the United States and through distribution to designers, engineers and installers in the United States. Our Line division operated at a profit for the three and six months ended June 30, 2006 and June 30, 2005. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated operating profit for the three and six months ended June 30, 2006 and the comparable periods of 2005. We recognize revenue from Line and Signal products when the product is shipped.

On June 30, 2006, our liability to the holder of our senior debt was $24,124,000. The most recent extension, which extended the maturity date, subject to our attaining certain milestones, from May 1, 2006 to September 30, 2006, requires us to continue to make monthly payments of $112,500. The most recent extension also includes a number of milestones to the continuation of efforts towards a restructure in a manner which would enable the holder of the senior debt to receive significant payments on account of the senior debt. The loan becomes due and payable on September 30, 2006, or earlier, if we fail to achieve any of the milestones and the holder of the senior debt declares a default. If the holder of the senior debt demands payment of all or a significant portion of the loan when due, we will not be able to continue in business and it is likely that we will seek protection under the Bankruptcy Code.

Results of Continuing Operations

The below narratives discuss the activities of our continuing operations.

Line equipment sales for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, increased by $1,187,000 (10%) from $12,281,000 to $13,468,000. Sales for the three months ended June 30, 2006 increased by $407,000 (6%) from $6,574,000 in 2005 to $6,981,000 in 2006. The increase in sales for the six and the three months is the result of increased sales volume to British Telecommunications as a result of British Telecommunications’ continuing rollout of DSL lines, and its implementation of the local loop unbundling program, demanded by regulators in the United Kingdom to enable third party providers of the telephone service to gain access to British Telecommunications’ systems.

Signal sales for the six months ended June 30, 2006 were $2,407,000, compared to $3,255,000 in the same period of 2005, a decrease of $848,000 (26%). Sales for the three months ended June 30, 2006 compared to 2005, decreased by $604,000 (38%) from $1,598,000 to $994,000. The decline in Signal revenue from the first half of 2006 resulted primarily from sluggish order rates from the military sector in the first six months of 2006. In addition, the revenue for the six months ended June 30, 2005 was positively impacted by shipments to customers from 2004 backlog that were not shipped in 2004 due to cash constraints which existed back then. Sales for the second quarter and six months of 2006 represent shipments of current orders and backlog.

Gross margin, for the six months ended June 30, 2006, was 34% compared to 41% for the six months ended June 30, 2005. Gross margin for the quarter ended June 30, 2006 was 34% compared to 40% for the quarter ended June 30, 2005. This decrease for the six months was attributable to a change in products sold to British Telecommunications during the first quarter of the year (from the higher gross margin DSL products to the lower margin local loop unbundling products) and additional freight costs associated with on time deliveries to customers. The quarter ended June 30, 2006 was negatively impacted primarily by short-term manufacturing inefficiencies at our assembly facility in Mexico, additional freight costs and, to a lesser extent, the continuation of sales to British Telecommunications of lower margin products. Also, our Signal segment gross margin decreased during the quarter and six months due to sales of lower margin products.

Selling, general and administrative expenses increased by $216,000 (9%) from $2,488,000 to $2,704,000 for the six months ended June 30, 2006 compared to 2005. For the quarter ended June 30, 2006 selling, general and administrative expenses decreased by $51,000 (4%) from $1,457,000 in 2005 to $1,406,000 in 2006. The increase for the six months ended June 30, 2006 relates primarily to increased expenses in our Signal segment for salaries, commissions and advertising as our marketing activities for Signal were increased during the first quarter of 2006. Additionally, selling and marketing salaries increased in our Line segment as well as increased administrative salaries which were partially offset by a decrease in general and administrative expenses relating to the OSS division as we were winding down that operation in the first quarter

For the six months ended June 30, 2006 compared to 2005, research and development expenses increased by $105,000 (16%) to $756,000 from $651,000. For the quarter ended June 30, 2006 compared to 2005, research and development expenses increased by $6,000 (2%) to $346,000 from $340,000. The increase for the six months resulted primarily from increased spending by our line connection/protection division of approximately $100,000 to enhance our existing line products and develop new products.

As a result of the above, for the six months ended June 30, 2006, we had an operating income from continuing operations of $2,005,000 compared with $3,295,000 in the same period of 2005. We had an operating income of $999,000 for the quarter ended June 30, 2006 as compared with $1,478,000 in the same period of 2005.

We continue to accrue interest on obligations to the holder of $1,514,000 of our senior debt, which represents interest on senior debt that we incurred subsequent to March 2002. In addition, there is outstanding an old term loan, in the principal amount of $22,610,000, that accrues no interest commencing March 1, 2002, until such time as the holder of the debt, in its sole discretion, notifies us that interest, at a rate of 12%, or a default rate of 14%, shall be payable. The holder of the senior debt has not required us to pay interest on this amount.

Income tax expense for the six months ended June 30, 2006 relates to federal, state and foreign taxes.

As a result of the foregoing, we generated net income, from continuing operations, of $1,350,000, $.13 per share (basic and diluted), for the six months ended June 30, 2006, compared with $2,627,000, $0.26 per share (basic and diluted), in 2005. The net income for the three months ended June 30, 2006, from continuing operations, was $663,000, $.07 per share (basic and diluted), compared with $1,151,000, $0.12 per share (basic and diluted) in 2005.

DISCONTINUED OPERATIONS

Operating Support Systems (“OSS”)

In December, 2003, the Company decided to wind down its OSS business. This decision was made because of continuing losses combined with difficulties in marketing OSS products in view of our financial condition. The Company anticipates the discontinuation of this business by June 30, 2007. Accordingly, as of June 30, 2006, the OSS operating segment is reported in the Consolidated Financial Statements as a discontinued operation. Currently, its operating activities are limited to the performance of contractual maintenance and warranty services. (See Note 8 to the unaudited consolidated financial statements.)

Liquidity and Capital Resources

At June 30, 2006, we had cash and cash equivalents of $1,539,000 compared with $1,254,000 at December 31, 2005. Our working capital deficit at June 30, 2006 was $32,536,000 compared to a working capital deficit of $33,719,000 at December 31, 2005, a reduction of $1,183,000 in our working capital deficit since December 31, 2005. This decrease in the working capital deficiency reflects our improved operating results for the six months ended June 30, 2006. During the six months of 2006, we made payments to the holder of our senior debt of $675,000, of which approximately $124,000 was applied to interest and the remaining $551,000 was applied to principal.

As of June 30, 2006, our debt includes $24,124,000 of senior debt, which matures on September 30, 2006, or earlier if we fail to meet required milestones and the holder of the senior debt calls a default, $6,144,000 of subordinated debt that became due on July 3, 2001, and $385,000 of 6% debentures that became due on July 2, 2002. We were unable to pay the interest payment on the subordinated notes of approximately $5,515,000 that represents interest from July 2000 through June 2006, or the interest on the subordinated debentures of approximately $139,000. We have been notified by the trustee of 6% debentures that the non-payment of the principal and interest caused an event of default. At June 30, 2006, we did not have sufficient resources to pay either the senior lender or the subordinated lenders; it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making any payments on the subordinated debt.

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

Forward Looking Statements

Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state the Company’s intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-K for the year ended December 31, 2005 and those described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on his evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

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

PORTA SYSTEMS CORP.

Dated: August 14, 2006	By:	/s/ Edward B. Kornfeld
Edward B. Kornfeld
Chief Executive Officer and Chief Financial Officer