Form 10-Q
period 2006-09-30
PORTA SYSTEMS CORP
filed 2006-11-14
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Yes X  No____

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer; see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. Check one:
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock (par value $0.01) 10,075,561 shares as of October 24, 2006

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)

	September 30,	December 31,
	2006	2005
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,355	$1,254
Accounts receivable - trade, less allowance for doubtful accounts
of $256 in 2006 and $256 in 2005	6,355	3,471
Inventories	3,916	4,541
Prepaid expenses and other current assets	796	446
Assets of discontinued operations	415	588
Total current assets	12,837	10,300

Property, plant and equipment, net	1,447	1,351
Goodwill, net	2,961	2,961
Other assets	44	49
Total assets	$17,289	$14,661

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt	$23,816	$24,675
Subordinated notes	6,144	6,144
6% convertible subordinated debentures	385	385
Accounts payable	5,767	4,035
Accrued expenses and other	2,050	1,567
Other accrued interest payable	5,891	5,180
Liabilities of discontinued operations	514	2,033
Total current liabilities	44,567	44,019
Deferred compensation	781	827
Total long-term liabilities	781	827

Total liabilities	45,348	44,846

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	---	---
Common stock, par value $.01; authorized 20,000,000 shares, issued
10,075,561 shares in 2006 and 10,084,577 shares in 2005	101	101
Additional paid-in capital	76,124	76,124
Accumulated deficit	(97,596)	(99,895)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,750)	(4,577)
	(26,121)	(28,247)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(28,059)	(30,185)
Total liabilities and stockholders’ deficit	$17,289	$14,661

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Nine Months Ended
	September 30,	September 30,
	2006	2005

Sales	$25,039	$22,504
Cost of sales	16,593	13,626
Gross profit	8,446	8,878

Selling, general and administrative expenses	4,090	3,939
Research and development expenses	1,164	981
Total expenses	5,254	4,920

Operating income	3,192	3,958

Interest expense, net	(848)	(957)
Other income, net	2	4

Income from continuing operations before income taxes	2,346	3,005

Income tax expense	(92)	(106)

Income from continuing operations before discontinued operations	2,254	2,899

Discontinued operations:
Loss from discontinued operations (net of zero taxes)	(245)	(702)

Net income	$2,009	$2,197

Other comprehensive loss:
Foreign currency translation adjustments	(173)	(263)

Comprehensive income	$1,836	$1,934

Basic income (loss) per common share:
Continuing operations	$0.22	$0.29
Discontinuing operations	(0.02)	(0.07)
	$0.20	$0.22
Weighted average shares outstanding	10,076	10,021

Diluted income (loss) per common share:
Continuing operations	$0.22	$0.29
Discontinuing operations	(0.02)	$(0.07)
	$0.20	$0.22
Weighted average shares outstanding	10,104	10,054

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2006	2005

Sales	$9,018	$6,875
Cost of sales	6,036	4,429
Gross profit	2,982	2,446

Selling, general and administrative expenses	1,386	1,450
Research and development expenses	408	331
Total expenses	1,794	1,781

Operating income	1,188	665

Interest expense, net	(261)	(312)
Other income, net	--	3

Income from continuing operations before income taxes	927	356

Income tax expense	(22)	(83)

Income from continuing operations before discontinued operations	905	273

Discontinued operations:
Loss from discontinued operations (net of zero taxes)	(87)	(166)

Net income	$818	$107

Other comprehensive loss:
Foreign currency translation adjustments	(47)	(155)

Comprehensive income (loss)	$771	$(48)

Per share data:

Basic income (loss) per common share:
Continuing operations	$0.09	$0.03
Discontinued operations	(0.01)	(0.02)
	$0.08	$(0.01)

Weighted average shares outstanding	10,076	10,054

Diluted income (loss) per common share
Continuing operations	$0.09	$0.03
Discontinued operations	(0.01)	(0.02)
	$0.08	$(0.01)
Weighted average shares outstanding	10,103	10,089

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
		September 30,	September 30,
		2006	2005
Cash flows from operating activities of continuing operations:
Net income		$2,009	$2,197
Loss from discontinued operations		245	702
Adjustments to reconcile net income to net cash
provided by operating activities of continuing operations:
Depreciation and amortization		193	991
Changes in operating assets and liabilities:
Accounts receivable		(2,883)	(1,425)
Inventories		625	90
Prepaid expenses and other current assets		(349)	(704)
Other assets		4	5
Accounts payable, accrued expenses and other liabilities		2,879	753
Net cash provided by continuing operations		2,723	2,609

Net cash used in operations of discontinued operations		(1,406)	(1,520)

Net cash from operations		1,317	1,089

Cash flows from investing activities:
Capital expenditures, net		(149)	(1,223)
Net cash used in investing of discontinued operation		(184)	770
Net cash used in investing activities		(333)	(453)

Cash flows from financing activities:
Increase in senior debt		154	261
Repayments of senior debt		(1,013)	(675)
Net cash used in financing activities		(859)	(414)

Effect of exchange rate changes on cash		(24)	(196)

Increase in cash and cash equivalents		101	26

Cash and cash equivalents - beginning of the year		1,254	2,040

Cash and cash equivalents - end of the period		$1,355	$2,066

Supplemental cash flow disclosure:

Cash paid for interest expense		$159	$680

Cash paid for income taxes		$74	$98

Common stock issued for accrued director fees	$	---	$66

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management’s Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2005. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2005 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the third quarter or the first nine months of 2006 are not necessarily indicative of results for the year.

Note 2: Inventories

Inventories, from continuing operations, are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows (net of reserve of $2,630,000 for 2006 and $2,583,000 for 2005):

	September 30, 2006	December 31, 2005
	(in thousands)
Parts and components	$$2,690	$3,192
Work-in-process	790	459
Finished goods	436	890
	$3,916	$4,541

Note 3: Senior and Subordinated Debt

On September 30, 2006, the Company’s liability to the holder of its senior debt was $23,816,000. During the fourth quarter of 2004, SHF IX LLC, an affiliate of Minnesota-based Stonehill Financial, LLC, purchased the Company’s senior debt of approximately $25,000,000 from Wells Fargo Foothill, Inc. The Company has made payments through September 30, 2006 totaling $2,137,500 as required by amendments and extensions of the loan agreement, of which $490,259 was applied to interest and $1,647,241 was applied to principal. On October 3, 2006, the Company entered into an agreement with SHF IX, LLC, which amended its Amended and Restated Loan and Security Agreement, dated as of November 28, 1994, as amended, to extend the maturity of the Company’s senior debt to November 30, 2006, subject to the Company’s reaching an agreement with the senior debt holder and attaining certain milestones discussed in the following paragraph. The agreement provides for monthly payments of $112,500 to the senior debt and provides for the Company to pay the legal expenses and certain other expenses of the senior debt holder. As part of the extension, the senior debt holder agreed to continue the current deferral of interest on most of the senior debt.

As a condition to the extension, the Company agreed to continue to take steps to effect a restructuring of the senior debt in a manner which results in a reduction of a significant portion of the senior debt and the issuance of equity to the senior debt holder. Additionally, the Company would attempt to achieve a restructuring of debt which is junior to the senior debt. The agreement required that the Company reaches an agreement with the senior debt holder for such restructuring by October 31, 2006 and meets certain other milestones directed at effecting such restructuring. The Company is currently negotiating the terms of such agreement with the senior debt holder. As a result of the Company’s failure to reach an agreement by October 31, 2006, the senior debt holder has the right to immediately accelerate the maturity date.

As previously announced, the Company has retained an investment banker and is actively seeking an investor. The Company cannot give any assurance that it will be able to obtain an investor on terms that are acceptable to the senior debt holder or otherwise reach an agreement with the senior debt holder regarding a restructuring of the senior debt. In the event that the Company is successful in negotiating an agreement with an investor and the senior debt holder, it is likely that the Company will be required to issue a significant number of shares of common stock or convertible securities which would result in very significant dilution to the Company’s present stockholders. However, the Company cannot give any assurance that any such restructuring will be consummated, if at all, outside of bankruptcy reorganization.

As of September 30, 2006, the Company’s short-term debt also included $6,144,000 of subordinated debt, which became due on July 3, 2001, and $385,000 of 6% debentures, which became due on July 2, 2002. Accrued interest on the subordinated notes was approximately $5,746,000, which represents interest from July 2000 through September 30, 2006, and accrued interest on the 6% debentures was $144,000 and is reflected in “Other Accrued Interest Payable” in the accompanying Consolidated Balance Sheet. The Company is precluded by the holder of its senior debt from paying any principal or interest on the subordinated debt.

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

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. There was no stock-based compensation expense for the three and nine months ended September 30, 2006 as all options are either fully vested or will vest in future periods.

Stock option activity through the nine months ended September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	337,780	$1.39	2.73	$--
Granted	--	--	--	--
Forfeited	(28,500)	3.31	--	--
Exercised	--	--	--	--

Outstanding at March 31, 2006	309,280	$1.22	2.71	$3,240
Granted	20,000	0.11	9.84	--
Forfeited	(2,000)	3.69	--	--
Exercised	--	--	--	--

Outstanding at June 30, 2006	327,280	$1.13	2.91	$5,690
Granted	--	--	--	--
Forfeited	(5,000)	0.30	--	--
Exercised	--	--	--	--
Outstanding at September 30, 2006	322,280	$1.15	2.71	$4,290
Exercisable at September 30, 2006	302,280	$1.21	2.25	$3,690

Prior to the beginning of fiscal 2006, the Company did not record compensation expense for its stock based compensation plans, as such treatment was permitted under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees,” related interpretations, and SFAS 123, “Accounting for Stock-Based Compensation.” The Company provided the requisite pro forma disclosures and complied with provisions of SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosures.” For the three and nine months ended September 30, 2006, there was no pro-forma disclosure as there were no unvested options.

Presented in the table below are the options granted, weighted average fair value using a Black Sholes pricing model and total compensation charges, net of estimated forfeitures:

		Weighted
		Average
	Options	Black Scholes	Compensation
	Granted	Value	Charge
Options granted subsequent to SFAS 123R	20,000	$.0432	$0
Non-vested options granted prior to adoption
of SFAS 123R	---	---	---
Total	20,000	$.0432	$0

The fair value of each option award is estimated based on the date of the grant using a Black Sholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury issues with a term equal to the expected life of the options. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The value of the options granted during the nine months ended September 30, 2006 was based on the following weighted average assumptions:

Expected volatility	5%
Risk-free interest rate	4.99%
Expected dividend yield	0%
Expected life	10 years

As of September 30, 2006, there were approximately $874 of unrecognized stock compensation charges related to options granted under our plans that will be recognized in the fourth quarter of 2006 when the 2006 grant vests.

A summary of our non-vested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested as of January 1, 2006	---	---
Granted	20,000	$0.11
Vested	---	---
Forfeited	---	---
Non-vested as of September 30, 2006	20,000	$0.11

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

Due to continuing losses in the Operating Support Systems (“OSS”) division, combined with difficulties in marketing OSS products in view of our financial condition, the Company decided to exit this operating segment in December, 2003. We currently limit our OSS activities to the performance of contractual maintenance and warranty services which are anticipated to expire in June, 2007 (see Note 8). It is currently anticipated that these services will cease by June 2007. Effective as of June 30, 2006 the assets and liabilities, and results of operations, of the OSS division have been segregated and reported separately as discontinued operations, on the Consolidated Financial Statements present in this Form 10-Q. OSS was engaged in the business whose products automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment. Currently we limit OSS activities to the performance of contractual maintenance and warranty services.

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

	Nine Months Ended		Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Sales:
Line	$21,027,000	$17,868,000	$7,532,000	$5,588,000
Signal	3,731,000	4,517,000	1,324,000	1,263,000
Total of Continuing
Operations	$24,758,000	$22,385,000	$8,856,000	$6,851,000

Segment profit:
Line	$3,956,000	$4,054,000	$1,341,000	$945,000
Signal	1,067,000	1,875,000	462,000	488,000
Total of Continuing
Operations	$5,023,000	$5,929,000	$1,803,000	$1,433,000

The following table reconciles segment totals to consolidated totals:

	Nine Months Ended		Three Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Sales:
Total revenue for reportable
segments	$24,758,000	$22,385,000	$8,856,000	$6,851,000
Other revenue	281,000	119,000	162,000	24,000
Consolidated total revenue	$25,039,000	$22,504,000	$9,018,000	$6,875,000

Operating income (loss):
Total segment income
for reportable segments	$5,023,000	$5,929,000	$1,803,000	$1,433,000
Corporate and unallocated	(1,831,000)	(1,971,000)	(615,000)	(768,000)
Consolidated total
operating income	$3,192,000	$3,958,000	$1,188,000	$665,000

Note 6: Legal Proceedings

In April 2006, the Company commenced a legal action against a former officer of one of its operating divisions and against his current employer. The Company asserts that the former officer breached his duties to the Company and engaged in unfair competition by using the Company's confidential and proprietary information and trade secrets to manufacture and sell products which are identical in all material respects to those sold by the division which he managed on behalf of the Company. At this time, the Company cannot predict the outcome of this litigation.

Note 7: New accounting pronouncements

 In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (FASB No. 155), Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and No. 140. The objectives of this statement is to a) simplify accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instruments that contains an embedded derivative that otherwise would require bifurcation and b) eliminate the interim guidance in Statement No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets, which provides that beneficial interests in securitized assets are not subject to the provisions of Statement No. 133. Statement No. 155 is effective for fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (FASB No. 156), Accounting for Servicing Financial Assets an amendment of FASB Statement No. 140. The objective of this statement amends Statement No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. Statement No. 156 is effective for fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. . The adoption of this statement is not expected to have a material effect on our financial position or results of operations.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R),” which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan’s assets and obligations as of the balance sheet date and additional annual disclosures in the notes to the financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan’s assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the effect this statement may have on our future results of operations.

Note 8: Discontinued operations

Operating Support Systems (“OSS”)

In December, 2003, the Company decided to wind down its OSS business. This decision was made because of continuing losses combined with difficulties in marketing OSS products in view of our financial condition. The Company anticipates the discontinuation of this business by June 30, 2007. Effective as of June 30, 2006, the OSS operating segment is reported in the Consolidated Financial Statements as a discontinued operation. Currently, its operating activities are limited to the performance of contractual maintenance and warranty services.

The following amounts related to OSS have been segregated from the Company’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheet:

	September 30, 2006	December 31, 2005
Assets of discontinued operations:
Prepaid expenses	$28,000	$35,000
Accounts receivable	15,000	184,000
Inventories	342,000	311,000
Property, plant and equipment	29,000	57,000
Other assets	1,000	1,000
Total assets of discontinued operations	$415,000	$588,000

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$514,000	$2,033,000
Total liabilities of discontinued operations	$514,000	$2,033,000

Results of operations for OSS have been segregated from continuing operations and are reflected as discontinued operations approximately as follows:

	Nine Months Ended September 30,
	2006	2005

Revenues	$276,000	$557,000

Loss from discontinued operations	$(245,000)	$(702,000)

	Three Months Ended September 30,
	2006	2005

Revenues	$80,000	$146,000

Loss from discontinued operations	$(87,000)	$(166,000)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of  Operations

The Company’s consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Sales	100%	100%	100%	100%
Cost of sales	66%	61%	67%	64%
Gross profit	34%	39%	33%	36%
Selling, general and administrative expenses	16%	18%	15%	21%
Research and development expenses	5%	4%	4%	5%
Operating income	13%	18%	13%	10%
Interest expense - net	(3%)	(4%)	(3%)	(5%)
Other	0%	0%	0%	0%
Discontinued operations	(1%)	(3%)	(1%)	(2%)
Net income	8%	10%	9%	2%

The Company’s sales by product line for the periods ended September 30, 2006 and 2005 are as follows:

	Nine Months Ended September 30,
	$(000)
	2006		2005

Line connection/protection equipment	$21,027	84%	$17,868	79%
Signal Processing	3,731	15%	4,517	20%
Other	281	1%	119	1%
	$25,039	100%	$22,504	100%

	Three Months Ended September 30,
	$(000)
	2006		2005

Line connection/protection equipment	$7,532	84%	$5,588	81%
Signal Processing	1,324	15%	1,263	18%
Other	162	1%	24	1%
	$9,018	100%	$6,875	100%

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

  Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment primarily to telephone operating companies outside the United States and through distribution to designers, engineers and installers in the United States. Our Line division operated at a profit for the three and nine months ended September 30, 2006 and September 30, 2005. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated operating profit for the three and nine months ended September 30, 2006 and the comparable periods of 2005. We recognize revenue from Line and Signal products when the product is shipped.

We currently limit our OSS activities to the performance of contractual maintenance and warranty services which are anticipated to expire in June, 2007 (see Note 8). Effective as of June 30, 2006, the Company’s Consolidated Results of Operations present the OSS division as discontinued operations.

On September 30, 2006, our liability to the holder of our senior debt was $23,816,000. The most recent extension, which extended the maturity date, subject to our attaining certain milestones, from September 30, 2006 to November 30, 2006, requires us to continue to make monthly payments of $112,500. The most recent extension also includes a number of milestones to the continuation of efforts towards a restructure in a manner which would enable the holder of the senior debt to receive significant payments on account of the senior debt including reaching an agreement with the sub-debt holder regarding restructuring of the senior and junior debts by October 31, 2006. Although the Company continues to negotiate with the senior debt holder, this milestone was not achieved by October 31, 2006. Therefore, the senior debt holder may demand immediate payment of the debt and declare a default. If the holder of the senior debt demands payment of all or a significant portion of the loan, we will not be able to continue in business and it is likely that we will seek protection under the Bankruptcy Code.

Results of Continuing Operations

The below narratives discuss the activities of our continuing operations.

Line equipment sales for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005 increased by $3,159,000 (18%) from $17,868,000 to $21,027,000. Sales for the three months ended September 30, 2006 increased by $1,944,000 (35%) from $5,588,000 for the same period in 2005 to $7,532,000 for the same period in 2006. The increase in sales for the nine and the three months in 2006 is primarily the result of increased sales volume to British Telecommunications as a result of British Telecommunications’ continuing rollout of DSL lines, and its implementation of the local loop unbundling program, demanded by regulators in the United Kingdom to enable third party providers of the telephone service to gain access to British Telecommunications’ systems.

Signal sales for the nine months ended September 30, 2006 were $3,731,000, compared to $4,517,000 in the same period of 2005, a decrease of $786,000 (17%). Sales for the three months ended September 30, 2006 compared to the same period in 2005, increased by $61,000 (5%) from $1,263,000 to $1,324,000. The decline in Signal revenue from the first nine months of 2006 resulted primarily from sluggish order rates from the military sector in the first six months of 2006. In addition, the revenue for the nine months ended September 30, 2005 was positively impacted by product shipments to customers whose 2004 backloged orders were not shipped in 2004 due to the Company’s cash constraints at that time. Sales for the third quarter and nine months of 2006 represent shipments of current orders and backlog.

Gross margin for the nine months ended September 30, 2006 was 34% compared to 39% for the nine months ended September 30, 2005. Gross margin for the quarter ended September 30, 2006 was 33% compared to 36% for the quarter ended September 30, 2005. This decrease for the nine months was attributable to a change in products sold to British Telecommunications (from the higher gross margin DSL products to the lower margin local loop unbundling products), short-term manufacturing inefficiencies at our assembly facility in Mexico during the second quarter, and additional freight costs associated with on-time deliveries to customers. The quarter ended September 30, 2006 was negatively impacted primarily by additional freight costs and, to a lesser extent, the continuation of sales to British Telecommunications of lower margin products.

Selling, general and administrative expenses increased by $151,000 (4%) from $3,939,000 to $4,090,000 for the nine months ended September 30, 2006 compared to the same period in 2005. For the quarter ended September 30, 2006 selling, general and administrative expenses decreased by $64,000 (4%) from $1,450,000 in 2005 to $1,386,000 in 2006. The increase for the nine months ended September 30, 2006 relates primarily to increased expenses in our Line segment for salaries and advertising as our marketing activities for Line were increased during the first quarter of 2006. These increases in Line expenses were partially offset by a decrease in general and administrative expenses relating to a 2005 lease agreement in the United Kingdom which was settled in the fourth quarter 2005.

For the nine months ended September 30, 2006 compared to the same period in 2005, research and development expenses increased by $183,000 (19%) to $1,164,000 from $981,000. For the quarter ended September 30, 2006 compared to the same period in 2005, research and development expenses increased by $77,000 (23%) to $408,000 from $331,000. The increase for the quarter and nine months resulted primarily from increased spending by our Line connection/protection division of approximately $55,000 for the quarter and $160,000 for the nine months to enhance our existing Line products and develop new products.

As a result of the above, for the nine months ended September 30, 2006, we had an operating income from continuing operations of $3,192,000 compared with $3,958,000 in the same period of 2005. We had an operating income of $1,188,000 for the quarter ended September 30, 2006 as compared with $665,000 in the same period of 2005.

We continue to accrue interest on obligations to the holder of $1,206,000 of our senior debt, which represents interest on senior debt that we incurred subsequent to March 2002. In addition, there is outstanding an old term loan, in the principal amount of $22,610,000, that accrues no interest until such time as the holder of the debt, in its sole discretion, notifies us that interest, at a rate of 12%, or a default rate of 14%, shall be payable. The holder of the senior debt has not required us to pay interest on this amount.

Income tax expense for the nine months ended September 30, 2006 relates to state and foreign taxes.

As a result of the foregoing, we generated net income, from continuing operations, of $2,254,000, $0.22 per share (basic and diluted), for the nine months ended September 30, 2006, compared with $2,899,000, $0.29 per share (basic and diluted), in 2005. The net income for the three months ended September 30, 2006, from continuing operations, was $905,000, $0.09 per share (basic and diluted), compared with $273,000, $0.03 per share (basic and diluted) in 2005.

DISCONTINUED OPERATIONS
 Operating Support Systems (“OSS”)

In December, 2003, the Company decided to wind down its OSS business. This decision was made because of continuing losses combined with difficulties in marketing OSS products in view of our financial condition. The Company anticipates the discontinuation of this business by June 30, 2007. Effective as of June 30, 2006, the OSS operating segment is reported in the Consolidated Financial Statements as a discontinued operation. Currently, its operating activities are limited to the performance of contractual maintenance and warranty services. (See Note 8 to the unaudited consolidated financial statements.)

Liquidity and Capital Resources

At September 30, 2006, we had cash and cash equivalents of $1,355,000 compared with $1,254,000 at December 31, 2005. Our working capital deficit at September 30, 2006 was $31,730,000 compared to a working capital deficit of $33,719,000 at December 31, 2005, a reduction of $1,989,000 in our working capital deficit since December 31, 2005. This decrease in the working capital deficiency reflects our improved accounts receivable balance for the nine months ended September 30, 2006. During the nine months of 2006, we made payments to the holder of our senior debt of $1,012,500 of which approximately $154,000 was applied to interest and the remaining $859,000 was applied to principal.

As of September 30, 2006, our debt includes $23,816,000 of senior debt, which may become immediately due if the holder of the senior debt calls a default, $6,144,000 of subordinated debt that became due on July 3, 2001, and $385,000 of 6% debentures that became due on July 2, 2002. We were unable to pay the interest due on the subordinated notes of approximately $5,746,000 that represents interest from July 2000 through September 2006, or the interest on the subordinated debentures of approximately $144,000. We have been notified by the trustee of 6% debentures that the non-payment of the principal and interest caused an event of default. At September 30, 2006, we did not have sufficient resources to pay either the senior lender or the subordinated lenders; it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making any payments on the subordinated debt.

On October 3, 2006, the Company entered into an agreement with SHF IX, LLC, which amended its Amended and Restated Loan and Security Agreement, dated as of November 28, 1994, as amended, to extend the maturity of the Company’s senior debt to November 30, 2006, subject to the Company’s reaching an agreement with the senior debt holder and attaining certain milestones discussed in the following paragraph. The agreement provides for monthly payments of $112,500 to the senior debt and provides for the Company to pay the legal expenses and certain other expenses of the senior debt holder. As part of the extension, the senior debt holder agreed to continue the current deferral of interest on most of the senior debt.

As a condition to the extension, the Company agreed to continue to take steps to effect a restructuring of the senior debt in a manner which results in a reduction of a significant portion of the senior debt and the issuance of equity to the senior debt holder. Additionally, the Company would attempt to achieve a restructuring of debt which is junior to the senior debt. The agreement requires that the Company reaches an agreement with the senior debt holder for such restructuring by October 31, 2006 and meets certain other milestones directed at effecting such restructuring. As the Company failed to reach an agreement with the senior debt holder by October 31, 2006, the senior debt holder has the right to immediately accelerate the maturity date. The Company continues to negotiate with the holder of the senior debt to effect such an agreement.

As previously announced, the Company has retained an investment banker and is actively seeking an investor. The Company cannot give any assurance that it will be able to obtain an investor on terms that are acceptable to the senior debt holder or otherwise reach an agreement with the senior debt holder regarding a restructuring of the senior debt. In the event that the Company is successful in negotiating an agreement with an investor and the senior debt holder, it is likely that the Company will be required to issue a significant number of shares of common stock or convertible securities which would result in very significant dilution to the Company’s present stockholders. However, the Company cannot give any assurance that any such restructuring will be consummated, if at all, outside of bankruptcy reorganization.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In April 2006, the Company commenced a legal action against a former officer of one of its operating divisions and against his current employer. The Company asserts that the former officer breached his duties to the Company and engaged in unfair competition by using the Company's confidential and proprietary information and trade secrets to manufacture and sell products which are identical in all material respects to those sold by the division which he managed on behalf of the Company. At this time, the Company cannot predict the outcome of this litigation.

Item 1 A. Risk Factors

 In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

PORTA SYSTEMS CORP.

Dated: November 14, 2006	By	/s/ Edward B. Kornfeld
Edward B. Kornfeld
Chief Executive Officer
and Chief Financial Officer