Form 10-K
period 2006-12-31
PORTA SYSTEMS CORP
filed 2007-03-30
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended December 31, 2006

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
☐ Yes ☒ No

State aggregate market value of the voting stock held by non-affiliates of the registrant: $1,206,434 as of June 30, 2006.

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 10,075,561 shares of Common Stock, par value $.01 per share, as of March 12, 2007.

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

Through 2004, we offered a third category of products - operations support systems, which we called OSS. We began to scale back our OSS operations in 2003 and we scaled back these operations further through 2006. We currently limit our OSS activities to the performance of contractual maintenance and warranty services which are anticipated to expire in June 2007 (see Note 10 to the Consolidated Financial Statements). The assets and liabilities and results of operations of the OSS division have been segregated and reported separately as discontinued operations on our consolidated financial statements. We are also seeking to sell our existing OSS inventory, and we do not plan to add additional inventory. In addition, we continue to pursue the sale of the OSS technology and remaining inventory. We hope to complete the sale in 2007, but we give no assurances that we will be successful. We do not expect OSS operations to be material in 2007.

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

Sales by Product Category

The table below shows, for the last three fiscal years, the contribution to sales from continuing operations made by each of our major categories of the telecommunications industry:

	Years Ended December 31,
	2006		2005		2004
	(Dollars in thousands)
Line Connecting/Protecting Equipment	$27,188	83%	$21,982	79%	$21,545	79%
Signal Processing	5,292	16%	5,710	21%	5,551	21%
Other	338	1%	127	0%	69	0%
Total	$32,818	100%	$27,819	100%	$27,165	100%

Discontinued Operations

Through 2004, we sold our OSS systems primarily to telephone operating companies in established and developing countries in Asia, South and Central America and Europe. OSS systems focus on the access loop and are components of telephone companies’ service assurance and service delivery initiatives. These systems primarily focus on trouble management, line testing, network provisioning, inventory and assignment, and automatic activation, and most currently single ended line qualification for the delivery of xDSL high bandwidth services. Because of continuing losses in this division, combined with difficulties in marketing OSS products in view of our financial condition, commencing in 2003 we began to scale down these activities and in 2006 we limited our OSS activities to the performance of maintenance and warranty services under existing agreements all of which we anticipated will expire by June 30, 2007. Although we are trying to sell the OSS technology and our remaining OSS inventory, we hope to complete the sale in 2007, but we can give no assurance that these efforts will be successful. Additionally, we do not expect OSS operations to be material in 2007. Effective as of June 30, 2006, the assets and liabilities and results of operations of the OSS division have been segregated and reported separately as discontinued operations on our consolidated financial statements. Sales of OSS products and related services were $333,000 for 2006, $785,000 for 2005 and $2,003,000 for 2004.

Markets

As a telephone company expands the number of its subscriber lines and additional services such as DSL, it may require additional connection equipment to interconnect and protect those lines in its central offices. We provide a line of copper connection equipment for this purpose. Recent trends towards the transmission of high frequency signals on copper lines are sustaining this market.

The increased sensitivity of the newer digital switches to small amounts of voltage requires the telephone company which is upgrading its systems to digital switching systems to also upgrade its central office connection/protection systems in order to meet these more stringent protection requirements. We supply central office connection/protection systems to meet these needs.

During 2006, approximately 83% of our sales were made to customers in this category.

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

During 2006, signal processing equipment accounted for approximately 16% of our sales.

Marketing and Sales

We operate principally through two business units, which are organized by product line, and with each having responsibility for the sales and marketing of its products. We also continue to employ few personnel primarily to perform maintenance and warranty services on OSS systems.

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

British Telecommunications, PLC purchased line connecting/protecting products in the amount of $9,614,000 (29% of sales) in 2006, $5,641,000 (20% of sales) in 2005, and $2,259,000 (8% of sales) in 2004. During these years, we also sold our products to unaffiliated suppliers for resale to British Telecommunications, the most significant of which was Fujitsu Telecommunications Europe LTD, a systems integrator for British Telecommunications, to whom we sold $8,609,000 (26% of sales) in 2006, $3,170,000 (11% of sales) in 2005, and $4,772,000 (18% of sales) in 2004.

Our signal processing products are sold primarily to United States military and aerospace prime contractors, and domestic original equipment manufacturers and end users.

The following table sets forth, for the last three fiscal years, our sales to customers by geographic region:

Sales from Continuing Operations by Customers’ Geographic Region (1)

	Year Ended December 31,
	2006		2005		2004
	(Dollars in thousands)
North America	$12,093	37%	$13,277	48%	$12,761	47%
United Kingdom	20,725	63%	14,542	52%	14,217	52%
Asia/Pacific	0	0%	0	0%	0	0%
Other -- Europe	0	0%	0	0%	29	less than 1%
Latin America (excl. Mexico)	0	0%	0	0%	158	less than 1%
Total Sales	$32,818	100%	$27,819	100%	$27,165	100%

(1)
For information regarding the amount of sales, operating profit or loss and identifiable assets attributable to each of our divisions and geographic areas, see Note 19 of Notes to the Consolidated Financial Statements.

In selling to customers in many foreign countries, we face inherent risks not normally present in the case of sales to United States customers, including risks associated with currency devaluation, inability to convert local currency into dollars, as well as local tax regulations and political instability.

Manufacturing

At present, our manufacturing and assembly operations are conducted at facilities located in Syosset, New York and Matamoros, Mexico. From time to time, we also use subcontractors to supplement our production activities and periodically explore the feasibility of conducting operations at lower cost manufacturing facilities located abroad. We are no longer manufacturing or purchasing new inventory for OSS products.

Source and Availability of Components

We generally purchase the standard components used in the manufacture of our products from a number of suppliers. We attempt to assure ourselves that the components are available from more than one source.

Significant Customers

Our five largest customers, consisting of British Telecommunications, Fujitsu and Marconi, systems integrators for British Telecommunications, Teléfonos de Mexico S.A. de C.V. (Telmex) and Graybar, accounted for sales of $23,333,000, or approximately 70% of sales, for 2006; $17,431,000, or approximately 61% of sales, for 2005; and $15,443,000, or approximately 53% of sales, for 2004. Total sales to British Telecommunications, consisting of direct sales and sales to systems integrators for British Telecommunications (including Fujitsu) were $20,313,000 (62% of sales) for 2006, $14,046,000 (50%) for 2005 and $13,662,000 (50%) for 2004. Direct sales to British Telecommunications (exclusive of sales to systems integrators for British Telecommunications), our largest customer for 2006 and 2005, were $9,614,000, or approximately 29% of sales in 2006, $5,641,000, or approximately 20% of sales in 2005, and $2,259,000, or 8% of sales, in 2004. All of these sales to British Telecommunications were sales of connection/protection products. Sales to Telmex were $2,435,000, or approximately 7% of sales, for 2006, $3,157,000, or approximately 11% of sales, for 2005 and $3,139,000, or approximately 11% of sales, for 2004. No other customers account for 10% or more of our sales in 2006, 2005 or 2004.

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

Backlog

At December 31, 2006, our backlog was approximately $4,050,000 compared with approximately $4,188,000 at December 31, 2005. Of the December 31, 2006 backlog, approximately $2,552,000 represented orders from British Telecommunications. We expect to ship substantially all of our December 31, 2006 backlog during 2007.

Intellectual Property Rights

We own a number of domestic utility and design patents and have pending patent applications for certain of our products. In addition, we have foreign patent protection for a number of our products.

From time to time we enter into licensing and technical information agreements under which we receive or grant rights to produce certain subcomponents used in our products. These agreements are for varying terms and provide for the payment or receipt of royalties or technical license fees. There are no such arrangements as of December 31, 2006.

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

We compete directly with a number of large and small telephone equipment manufacturers in the United States, with CommScope, Inc., which acquired the business in 2005 from Lucent Technologies, being our principal United States competitor. CommScope’s greater resources, extensive research and development facilities, long-standing equipment supply relationships with the operating companies of the regional holding companies and history of manufacturing and marketing products similar in function to those produced by us continue to be significant factors in our competitive environment. Currently, CommScope and a number of companies with greater financial resources than we produce, or have the design and manufacturing capabilities to produce, products competitive with our products. In meeting this competition, we rely primarily on the engineered performance and design characteristics of our products to achieve comparable performance and we endeavor to offer our products at prices that will make our products compete worldwide. However, our ability to compete is hampered by our historical financial condition, our continuing working capital deficit and our reliance on the agreement of the holder of our senior debt to continue to defer the maturity of our senior debt.

In connection with overseas sales of our line connecting/protecting equipment, we have met with significant competition from United States and foreign manufacturers of comparable equipment and we expect this competition to continue. In addition to CommScope, a number of our overseas competitors have significantly greater resources than we do.

Research and Development Activities

We spent approximately $1,500,000 in 2006, $1,400,000 in 2005, and $1,000,000 in 2004 on research and development activities from continuing operations. Most of the research and development expenses in 2006 related to copper connection/protection products, and were oriented toward development of new products. All research and development was Company-sponsored and is expensed as incurred. During 2006, we increased our research and development efforts in the connection/protection business.

Employees

As of December 31, 2006 we had 355 employees, of which 48 were employed in the United States, 297 in Mexico, 7 in the United Kingdom, and 3 in China. We believe that our relations with our employees are good, and we have never experienced a work stoppage. Our employees are not covered by collective bargaining agreements except for our hourly employees in Mexico who are covered by a collective bargaining agreement that expires on May 20, 2007.

Item 1A.	Risk Factors

We require substantial financing to meet our working capital requirements and we have no access to such financing.

We had a working capital deficit at December 31, 2006 of $31,646,000. As of December 31, 2006, our current liabilities included $23,513,000 due to the holder of our senior debt. We do not have sufficient resources to pay the senior debt or to pay principal and interest of $12,120,000 which was due at December 31, 2006 on the outstanding subordinated notes that became due on July 3, 2001, and we do not expect to generate the necessary cash from our operations to enable us to make those payments. As of December 31, 2006 we had no other source of outside financing. The holder of our senior debt is not advancing funds to us; and, at present our only source of funds is from operations. To the extent that either our operations do not generate sufficient funds to cover our expenses or the holders of our debt demand payments which we are unable to make, it may be necessary for us to seek protection under the Bankruptcy Code. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may enter into an agreement to restructure our debt which would significantly dilute the interest of the holder’s of our common stock.

On February 7, 2007, Cheyne Special Situations Fund L.P. purchased our senior debt of approximately $23,400,000 from SHF IX, LLC and subsequently extended the maturity of the senior debt to October 1, 2007. If the senior debt holder does not extend the maturity of our senior debt beyond October 1, 2007, or if the senior debt holder demands payment of all or a significant portion of the senior debt when due, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code. We are engaged in negotiations with the senior debt holder with respect to a restructure of our senior and subordinated debt and we anticipate that any such restructure will result in a very significant dilution in the interests of the holders of our common stock and will require the approval of the holders of our common stock and subordinated debt. If we are unable to obtain the necessary consent, we may be unable to effect a restructure of our debt.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our financial statements.

Because of our stockholders’ deficit of $27,823,000, our working capital deficit of $31,646,000 as of December 31, 2006 and our dependence upon the continued agreement of our senior debt holder to defer the maturity date of our senior debt, our accounting firm included in its report an explanatory paragraph about our ability to continue as a going concern.

Our sales in our copper connection/protection segment are based on specific market factors and the requirements of British Telecommunications, which may not continue.

Total sales to British Telecommunications, consisting of direct sales and sales to systems integrators for British Telecommunications (including Fujitsu Telecommunications Europe LTD), were $20,313,000 (62% of sales) for 2006, $14,046,000 (50% of sales) for 2005 and $13,662,000 (50%) for 2004. Almost all of such sales were sales of copper connection products. To the extent that British Telecommunications no longer requires products from us, we may be unable to operate profitably, and it may be necessary for us to seek protection under the Bankruptcy Code.

Our sales are dependent upon the requirements of the telecommunications industry.

Our ability to operate profitably will be impaired by any factors which affect the telecommunications industry generally or to the extent that our customers’ needs, particularly British Telecommunications, change either as a result of regulatory conditions or changes in technology or the completion of projects which require our products. In the past, we have suffered losses following the overbuilding by the telecommunications industry and the subsequent reduced demand for telecommunications products generally and our products in particular. We cannot assure you that we will not be affected by similar or other industry-related factors in the future.

We are heavily dependent on foreign sales.

Approximately 63% of our sales in 2006, 52% of our sales in 2005 and 52% of our sales in 2004, were made to foreign telephone operating companies, particularly British Telecommunications. In selling to customers in foreign countries, we are exposed to inherent risks not normally present in the case of our sales to United States customers, including risks relating to political and economic changes, including the decline in the value of the dollar against other major currencies. Furthermore, our historical financial condition has impaired and may continue to impair our ability to generate new business in the international market as potential customers express concern about our ability to perform.

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

We rely on certain key employees.

We are dependent upon the continued employment of certain key employees, including our chief executive officer and our operations and technical personnel. Our failure to retain such employees may have a material adverse effect upon our business. If we are unable to provide our customers with necessary service, our ability to operate profitably could be impaired.

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

Our wholly-owned United Kingdom subsidiary leases an approximately 11,000 square foot facility in Coventry, England, which facility comprises all of our office, plant and warehouse space. The lease expires in 2011. The aggregate current annual rental is approximately $91,000 and is subject to customary escalation clauses.

Our wholly-owned Mexican subsidiary owns an approximately 40,000 square foot manufacturing facility, and approximately 50,000 square feet of adjacent land, in Matamoros, Mexico.

We believe our properties are adequate for our needs.

Item 3.	Legal Proceedings

None

Item 4.	Submission of Matters to a Vote of Securities Holders

During the fourth quarter of 2006, no matters were submitted to a vote of our security holders.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the symbol PYTM. The following table sets forth, for 2005 and 2006, the quarterly high and low bid prices for our common stock on the OTC Bulletin Board as provided by the Nasdaq Stock Market, Inc. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	2005		2006
	High	Low	High	Low
First quarter	$0.19	$0.12	$0.17	$0.09
Second quarter	0.54	0.14	0.15	0.09
Third quarter	0.23	0.14	0.15	0.06
Fourth quarter	0.26	0.15	0.18	0.11

The last reported bid price of our common stock on March 12, 2007 was $0.18 per share.

We did not declare or pay any cash dividends in 2006 or 2005, and we do not anticipate paying cash dividends in the foreseeable future. Our agreement with the holder of our senior debt prohibits us from paying cash dividends on our common stock.

We did not issue any unregistered securities during 2006.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2006.

Equity Compensation Plan Information as of December 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options and Warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	322,280	$1.33	977,720
Equity compensation plan not approved by security holders	-0-	-0-	-0-
	322,280	$1.33	977,720

Item 6.	Selected Financial Data

The following selected consolidated financial data has been derived from the Company’s audited Consolidated Financial Statements for the five years ended December 31, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, found in Item 7 of this report, for information regarding discontinued operations, critical accounting policies and items affecting comparability of the amounts below. The selected financial information should be read in conjunction with the Consolidated Financial Statements included in Item 8 of this report. All current and prior years financial data below has been restated to reflect the discontinued operations of our OSS business.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Income Statement Data:

Sales	$32,818	$27,819	$27,165	$16,341	$15,003
Income (loss) from continuing operations	2,511	1,855	4,336	(284)	(4,340)

(Loss) income from discontinued operations, net of zero tax	(329)	(1,045)	(1,661)	(3,073)	226

Net income (loss)	2,182	810	2,675	(3,357)	(4,114)

Per share: Basic net income (loss) from continuing operations	$0.25	$0.18	$0.43	$(0.08)	$(0.44)

Basic income (loss) from discontinued operations	(0.03)	(0.10)	(0.17)	(0.31)	0.02

Diluted income (loss) from continuing operations	0.25	0.18	0.43	(0.08)	(0.44)

Diluted net income (loss) from discontinued operations	(0.03)	(0.10)	(0.17)	(0.31)	0.02

Number of shares used in calculating net income (loss) per share:
Basic	10,076	10,054	9,972	9,972	9,972
Diluted	10,103	10,093	9,988	9,972	9,972

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Total assets	$17,784	$14,661	$14,438	$12,355	$14,228

Working capital (deficit)	$(31,646)	$(33,777)	$(34,150)	$(36,825)	$(34,199)

Current debt maturities, including accrued interest	$36,169	$36,384	$36,736	$35,479	$34,238

Long-term debt, excluding current maturities	$-0-	$-0-	$-0-	$-0-	$-0-

Stockholders' deficit	$(27,823)	$(30,185)	$(30,661)	$(33,238)	$(29,935)

In December 2003, we decided to scale down our OSS business because of continuing losses combined with difficulties in marketing OSS products in view of our financial condition. The OSS operating segment is reported in our consolidated financial statements as a discontinued operation. Currently, our OSS operating activities are limited to the performance of contractual maintenance and warranty services. In addition, we continue to pursue the sale of the OSS technology and remaining inventory. We hope to complete the sale in 2007, but we give no assurances that we will be successful. We do not expect OSS operations to be material in 2007.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be complex and consequently actual results could differ from those estimates. Among the more significant estimates included in these consolidated financial statements are allowance for doubtful accounts receivable, inventory reserves, goodwill valuation and the deferred tax asset valuation allowance. At December 31, 2006, we had outstanding senior debt of approximately $23,500,000 and subordinated debt of approximately $12,100,000. Although we have received an extension to October 1, 2007, if the senior debt is called, we will be unable to pay the note and it would be necessary for us to seek protection under the Bankruptcy Code. Note 1 of Notes to Consolidated Financial Statements, included elsewhere in this annual report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Because of our stockholders’ deficit of $27,823,000 and working capital deficit of $31,646,000 as of December 31, 2006, and because we are dependent upon our senior debt holder continuing to extend the maturity of our senior debt, our independent registered public accounting firm included in its report an explanatory paragraph about our ability to continue as a going concern.

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

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. On an annual basis, we test the goodwill for impairment. We determine the market value of the reporting unit by considering the projected cash flows generated from the reporting unit to which the goodwill relates. As of December 31, 2006 and 2005, all of our goodwill related to our signal processing division. We cannot give assurances that further write-downs will not be necessary, although management believes that no additional goodwill impairment charges are necessary at this time. We determined that there was no impairment of goodwill for 2006.

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

Other Matters

Senior Debt

Our senior debt matures on October 1, 2007. On February 7, 2007, Cheyne Special Situations Fund L.P purchased our senior debt of approximately $23,400,000 from SHF IX, LLC and subsequently extended the maturity of the senior debt to October 1, 2007. If the senior debt is not extended beyond October 1, 2007, or if the senior debt holder demands payment of all or a significant portion of the loan when due, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code

Interest

Under the terms of our senior debt agreements, we have not paid or accrued interest on $22,600,000 of senior debt since March 2002. As a result, our statement of operations does not reflect any interest charges on the senior debt for 2006, 2005 and 2004. The holder of the senior debt has the right at any time to require us to pay interest at a rate of 12%, and in the case of a default, 14%; however, our obligation to pay interest will not require us to pay interest on such senior debt for periods prior to the date that we were required to commence interest payments. We continue to accrue interest on obligations to the holder of our senior debt which were incurred subsequent to March 2002. In addition, our current extension of our senior note provides for interest payments to the senior debt holder of $181,000 on May 1, 2007, $312,500 on July 1, 2007 and $312,500 on October 1, 2007.

During the past several years we have, on a number of occasions, engaged in negotiations with respect to the sale of one or more of our divisions. None of our discussions resulted in an agreement. We may continue to engage in such negotiations in the future.

Discontinued Operations

In December 2003, we decided to scale down our OSS business because of continuing losses combined with difficulties in marketing OSS products in view of our financial condition. The OSS operating segment is reported as a discontinued operation in our consolidated financial statements for all periods presented. Currently, the OSS operating activities are limited to the performance of contractual maintenance and warranty services under contracts that expire by June 30, 2007. We anticipate that the operations of this division will be entirely phased out by June 30, 2007. We continue to pursue the sale of the OSS technology and remaining inventory. We hope to complete the sale in 2007, but we give no assurances that we will be successful. We do not expect OSS operations to be material in 2007.

Recent Increase in Copper Sales; Dependence on British Telecommunications

Since the fourth quarter of 2003, we have experienced an increase in our copper connection business primarily as a result of the requirements of British Telecommunications to provide increased DSL service in the United Kingdom and, in 2005, as a result of British Telecommunications’ implementation of the local loop unbundling program, demanded by regulators to enable third party providers of telephone service to gain access to British Telecommunications’ systems. We anticipate that British Telecommunications will continue to require our copper connection products while it is expanding its DSL service and providing the required local loop unbundling services. During the past three years, sales to British Telecommunications, consisting of both direct sales and sales to systems integrators for British Telecommunications (including Fujitsu), represented an increasing percentage of our total sales, accounting for 62% of sales for 2006, 50% of sales for 2005 and 50% of sales for 2004. Almost all of such sales were sales of copper connection products. We cannot predict how long British Telecommunications will continue to place orders with us. If British Telecommunications and its systems integrators cease or significantly reduce purchases from us, we may be unable to operate profitably, and it may be necessary for us to seek protection under the Bankruptcy Code.

Results of Operations

The following table sets forth our consolidated statements of operations for the three years ended December 31, 2006, 2005 and 2004, as a percentage of sales:

	Years Ended December 31,
	2006	2005	2004
Sales	100%	100%	100%
Cost of sales	67%	63%	59%
Gross profit	33%	37%	41%
Selling, general and administrative expenses	17%	18%	16%
Research and development expenses	5%	5%	4%
Reorganization expenses	—	3%	—
Operating income	11%	11%	21%
Interest expense (net)	(3)%	(4%)	(5%)
Income from continuing operations before income taxes	8%	7%	16%
Income tax expense	(1%)	(1%)	(1%)
Income from continuing operations before discontinued operations	8%	7%	16%
Loss from discontinued operations	(1%)	(4%)	(6%)
Net income	7%	3%	10%

Years Ended December 31, 2006 and 2005

Our sales for 2006 were $32,818,000 compared to $27,819,000 in 2005, which is an increase of $4,999,000 (18%).

Line connection/protection equipment sales for 2006 increased $5,206,000 (24%) from $21,982,000 in 2005 to $27,188,000 in 2006. This increase resulted primarily from sales to British Telecommunications as a result of British Telecommunications’ continuing rollout of the availability of DSL lines, and its requirement to provide local loop unbundling service demanded by the regulatory authority in the United Kingdom. During 2006, direct sales to British Telecommunications increased 70% from $5,641,000 to $9,614,000, while sales to systems integrators for British Telecommunications increased from $8,406,000 to $10,700,000, or 27%, for the same period. Both of these changes were due to a change in product mix from an increase in sales to British Telecommunications of local loop unbundling products and an increase in sales of DSL products to the systems integrators. The direct sales to British Telecommunications do not include sales to Fujitsu and other systems integrators for British Telecommunications.

Signal processing revenue for 2006 compared to 2005 decreased by $418,000 (7%) from $5,710,000 to $5,292,000. The decline in Signal revenue for 2006 resulted primarily from sluggish order rates from the military sector in the first six months of 2006. In addition, the revenue for 2005 was positively impacted by product shipments to customers whose 2004 backlogged orders were not shipped in 2004 due to our cash constraints at that time. Sales for 2006 represent shipments of both current orders and backlog.

Gross profit decreased from 37% in 2005 to 33% in 2006. The decrease is primarily related to a change in products sold to British Telecommunications from the higher gross profit DSL products to the lower margin local loop unbundling products, short-term manufacturing inefficiencies at our assembly facility in Mexico during the second quarter, and additional freight costs associated with on-time deliveries to customers.

Selling, general and administrative expenses increased by $395,000 (8%) from $5,120,000 in 2005 to $5,515,000 in 2006. These increases resulted primarily from increased expenses in our Line segment for salaries and advertising as our marketing activities for Line were increased during 2006. These increases in Line expenses were partially offset by a decrease in general and administrative expenses relating to a 2005 lease agreement in the United Kingdom which was settled in the fourth quarter of 2005.

Research and development expenses increased by $146,000 (11%) from $1,359,000 in 2005 to $1,505,000 in 2006. This increase resulted primarily from increased spending by our Line connection/protection division of approximately $120,000 as well as increased spending by our Signal division of approximately $30,000 to enhance our existing products and develop new products.

As a result of the above, we had an operating income of $3,814,000 in 2006 versus an operating income of $3,066,000 in 2005.

Interest expense, net, for 2006 increased by $131,000 from $1,056,000 in 2005 to $1,187,000 in 2006 primarily because of imputed interest on the amortization of a long term liability in 2006. Such interest excludes interest on our old term loan, in the principal amount of approximately $23,500,000, as our related loan agreement provides that no interest is due commencing March 1, 2002 through December 31, 2006. At the time interest begins to accrue, the interest is due at a rate of 12% or, in the case of default, 14%.

The tax provisions for 2006 and 2005 were lower than the statutory tax rate principally as a result of the utilization of available net operating loss carryforwards and reductions in the deferred tax reserves.

As the result of the foregoing, the 2006 net income was $2,182,000, $0.22 per share (basic and diluted), compared with a net income of $810,000, $0.08 per share (basic and diluted) for 2005.

The loss from discontinued operations decreased from $1,045,000 in 2005 to $329,000 in 2006 as a result of the reduction in the scope of these operations reflecting the scaling down of these operations which commenced in 2004.

Even though we were profitable in 2006, we cannot assure you that we will be able to operate profitably in the future. If we are unable to operate profitably, it may be necessary for us to seek protection under the Bankruptcy Code.

Years Ended December 31, 2005 and 2004

Our sales for 2005 were $27,819,000 compared to $27,165,000 in 2004, an increase of $654,000 (2%).

Line connection/protection equipment sales for 2005 increased approximately $437,000 (2%) from $21,545,000 in 2004 to $21,982,000 in 2005. The slight increased sales level resulted primarily from an increased level of sales to British Telecommunications and systems integrators for British Telecommunications, as a result of British Telecommunications increasing the availability of DSL lines in the United Kingdom. Direct sales to British Telecommunications increased 150% from $2,259,000 to $5,641,000. Sales to systems integrators for British Telecommunications decreased from $11,403,000 to $8,406,000, or 26%, from 2004 to 2005. Sales increased in the U.S. and other international markets.

Signal processing revenue for 2005 compared to 2004 increased slightly by $159,000 (3%) from $5,551,000 to $5,710,000. The increase in sales in 2005 reflects shipments from the 2004 backlog that we were unable to ship timely in 2004 due to our weak cash position.

Gross profit decreased from 41% in 2004 to 37% in 2005. The line protection/connection margin decreased while signal processing margin stayed the same. The decrease is directly related to a change in products sold to British Telecommunications from the higher gross profit DSL products to the lower margin local loop unbundling products during the second half of 2005.

Selling, general and administrative expenses increased by $893,000 (21%) from $4,227,000 in 2004 to $5,120,000 in 2005. This increase relates primarily to the recording of the lease termination in the UK of approximately $715,000.

Research and development expenses increased by $340,000 (33%) from $1,019,000 in 2004 to $1,359,000 in 2005. This increase was primarily due to increased spending by our line connection/protection division to enhance our existing line products and develop new products.

In 2005, reorganization expenses were $877,000. The expenses were for investment banking, legal and accounting, including payment of legal fees and other expenses of the holder of our senior debt, resulting from the requirement of the holder of our senior debt that we restructure our company to provide payments on account of the senior debt.

As a result of the above, we had an operating income of $3,066,000 in 2005 versus an operating income of $5,815,000 in 2004.

Interest expense, net, for 2005 decreased by $237,000 from $1,317,000 for 2004 to $1,080,000 in 2005 primarily because of an interest adjustment for interest expense accrued in prior periods. Such interest excludes interest on our old term loan, in the principal amount of approximately $24,700,000, as our related loan agreement provides that no interest is due commencing March 1, 2002 through December 31, 2006. At the time interest begins to accrue, the interest is due at a rate of 12% or, in the case of default 14%.

The tax provision for 2005 and 2004 is lower than the statutory tax rate principally as a result of the utilization of available net operating loss carryforwards.

The loss from discontinued operations decreased from $1,661,000 in 2004 to $1,045,000 in 2005 as a result of the reduction in the scope of these operations reflecting the scaling down of these operations which commenced in 2004, as well as increased difficulty in generating OSS business which is reflected in our decision to scale back these operations.

As the result of the foregoing, the 2005 net income was $810,000, $0.08 per share (basic and diluted), compared with a net income of $2,675,000, $0.26 per share (basic and diluted) for 2004.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of $2,102,000 compared with $1,253,000 at December 31, 2005. Our working capital deficit was $31,646,000 at December 31, 2006, compared to a working capital deficit of $33,777,000 at December 31, 2005. During 2006 our operations generated net cash of $2,462,000 as compared with 2005, in which we generated cash of $1,097,000 from our operations. Of this amount, we made principal payments of $1,163,000 on account of our senior debt. Our cash flow from operations reflects interest payments of $169,400 on our senior debt and $25,000 on account of the senior lender’s expenses. Since late 2003, our present senior lenders did not advance us any funds. Since we do not have any borrowing capability as a result of our senior debt position, our only source of funds has been from our operations. To the extent that we are not able to generate sufficient funds to cover our expenses, including payments required by the holder of our senior debt, we may have to consider protection under the Bankruptcy Code.

As of December 31, 2006, our debt includes $23,513,000 of senior debt which, as a result of an extension effective February 7, 2007, matures on October 1, 2007, and $6,144,000 principal amount of subordinated notes which became due on July 3, 2001. We were unable to pay the interest payment on the subordinated notes of approximately $5,976,000 which represents interest accrued from July 2000 through December 2006. As of December 31, 2006, we also had $385,000 outstanding of 6% convertible debentures which matured July 2, 2002. The interest accrued on the 6% debentures at December 31, 2006 was approximately $151,000. At December 31, 2006, we did not have sufficient resources to pay either the senior debt or the subordinated debt and it is unlikely that we can generate such cash from our operations in the foreseeable future. Further, the holder of our senior debt has precluded us from making payments on the subordinated debt.

We are addressing our working capital and liquidity problems by seeking a restructure of our senior and subordinated debts as well as a significant amount of unsecured debt. Any restructure of our Company is likely to result in very significant dilution to the holders of our common stock and require the approval of the holders of our common stock and subordinated debt If we do not restructure our debt and the senior lender does not extend the maturity of our senior debt beyond October 1, 2007 or if the holder of our senior debt demands payment of all or a significant portion of the senior debt when due, whether on October 1, 2007 or upon the expiration of a subsequent extension, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code.

Because of our present stock price, we cannot raise funds through the sales of our equity securities, and our financial condition prevents us from issuing debt securities. In the event that we are unable to extend our debt obligations or sell one or more of our remaining divisions, we cannot assure you that we will be able to continue in operations. Furthermore, we believe that our financial position is having, and will continue to have, an adverse effect upon our ability to develop new business as competitors and potential customers question our ability both to perform our obligations under any agreements we may enter and to continue in business.

As of December 31, 2006, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

The following table summarizes our principal contractual obligations as of December 31, 2006 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period(in thousands)
Contractual Obligations	1 Year	1-3 Years	3 -5 Years	More Than 5 Years	Total
Total debt, including accrued interest	$36,169	$—	$—	$—	$36,169
Operating leases	591	823	792	1,652	3,858
Deferred compensation Obligations	109	290	216	703	1,318
Purchase obligations	4,694	—	—	—	4,694
Total	$41,563	$1,113	$1,008	$2,355	$46,039

Recently Issued Accounting Standards

See Note 1 to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

We conduct certain operations outside the United States. A substantial portion of our revenue and expenses from our United Kingdom operations are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. For 2006 and 2005, the currency translation adjustment was not significant in relation to our total revenue.

Item 8.	Financial Statements

The financial statements and supplementary data begin on Page F-1.

Item 9.	Changes In and Disagreements With Accountants On Accounting and Financial Disclosure.

Not Applicable

Item 9A.	Controls and Procedures.

Evaluation of disclosure controls and procedures

An evaluation was performed, under the supervision of, and with the participation of, our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective for the reasons discussed below related to the weaknesses in our internal control over financial reporting. Disclosure controls and procedures are defined as controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in these reports is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining effective internal controls. Because of its inherent limitations, internal controls may not prevent or detect misstatements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the control system’s objectives will be met. Also, projections of any evaluation of effectiveness as to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our evaluation of our disclosure controls and procedures described above, we concluded that there were weaknesses in our disclosure controls and procedures. To address these weaknesses described below, we performed additional analysis and performed other procedures to ensure the consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in accordance with generally accepted accounting principles.

Management’s assessment identified the following weaknesses at December 31, 2006 in our internal control over financial reporting and, subsequent to December 31, 2006, we took the following steps to address those weaknesses.

- Our United Kingdom subsidiary has identified a weakness in the segregation of duties, specifically as they relate to cash management. We are implementing measures to segregate certain functions and otherwise improve cash management functions including a division of the function of authorizing and issuing payments. In addition, as a result of a change in personnel in our main office, we were unable to fully implement our existing internal cash management functions at our main office during a portion of 2006, which has been remedied by implementing our preexisting internal control polices.

- As a result of the audit performed by our independent registered public accounting firm, BDO Seidman, LLP, we recorded journal entries which, individually and in the aggregate, were material and evidenced a weakness in our internal control reporting procedures. To address this weakness, we have initiated a review of our training and supervision policies and procedures, particularly with respect to the functions in which adjustment had been made, which includes an evaluation of the specific knowledge and skills required to perform each function, an assessment of the personnel training necessary to perform such function adequately, a plan to ensure that all personnel receive the appropriate level of training, and a review and modification of the supervisory procedures over such personnel.

We believe that the measures we have taken have addressed each matter identified as a material weakness by management and our independent registered public accounting firm. We will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

The certification of our chief executive officer and chief financial officer, which is included as Exhibit 31.1 to this Annual Report on Form 10-K, include, in paragraph 4 of such certification, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A - Controls and Procedures for a more complete understanding of the matters covered by such certification.

Except as otherwise discussed herein, there have been no significant changes in our internal control over financial reporting during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, we are continuing to implement the enhancements to our internal control over financing reporting to address the material weaknesses described above.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers

Set forth below is information concerning our directors and executive officers:

Name	Positions	Age
Edward B. Kornfeld	Chief executive officer and chief financial officer	63
William V. Carney[1]	Chairman of the board and director	70
Michael A. Tancredi	Senior vice president, secretary, treasurer and director	77
Warren H. Esanu[1,2]	Director	64
Herbert H. Feldman[1,2]	Director	73
Marco M. Elser[2]	Director	48

[1]	Member of the executive committee
[2]	Member of the audit and compensation committees.

Mr. Kornfeld has been an executive officer since 1995. Mr. Kornfeld has been our chief executive officer since April 2006, and president from April 2004 through April 2006 and chief financial officer since October 1995. He was chief operating officer from April 2004 until April 2006. He was senior vice president-operations from 1996 until April 2004 and vice president-finance from October 1995 until 1996. Since June 2002, Mr. Kornfeld has also been a partner of the firm of Tatum CFO Partners, which provides chief financial officer services to medium and large companies; however, he continues to devote full-time effort to our business.

Mr. Carney has been chairman of the board since October 1996, a director since 1970 and chief executive officer from October 1996 until March 2006, and a consultant from March 2006 until March 2007. As chairman of the board, Mr. Carney is not an executive officer. He was vice chairman from 1988 to October 1996, senior vice president from 1989 to October 1996, chief technical officer since 1990 and secretary from 1977 to October 1996. He also served as senior vice president-mechanical engineering from 1988 to 1989, senior vice president-connector products from 1985 to 1988, senior vice president-manufacturing from 1984 to 1985 and senior vice president-operations from 1977 to 1984. From December 2002 through March 13, 2006, Mr. Carney worked for us on a part-time basis.

Mr. Tancredi has been a director since 1970, senior vice president and secretary since 1997 and treasurer since 1978. He has been vice president-administration since 1995 having served as vice president-finance and administration from 1989 to 1995 and vice president-finance from 1984 to 1989.

Mr. Esanu has been a director since April 1997 and also served as a director from 1989 to 1996. He was also our chairman of the board from March 1996 to October 1996. He is senior counsel to Katsky Korins LLP, attorneys at law, and was counsel for such firm for more than the past five years. Mr. Esanu is also a senior officer and director of a number of privately held real estate investment and management companies.

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

The Board and Committees of the Board

We are governed by a board of directors currently consisting of five members. The Board has established three committees: the executive committee, the audit committee, the compensation committee. The Board has adopted a written charter for the audit and compensation committee, copies of which are posted on our website at www.portasystems.com. Printed copies of these charters may be obtained, without charge, by contacting the corporate secretary, Mr. Michael A. Tancredi, at 6851 Jericho Turnpike, Syosset, New York 11791. Set forth below is a summary of each of the committees.

Executive Committee

The executive committee has all power to act between board meeting. As a result, any action that can be taken or approved by the board of directors can be taken or approved by the executive committee, except that the executive committee has no power or authority with respect to amending our certificate of incorporation (except with respect to a certificate of designation to the extent authorized by the board of directors, adopting an agreement of merger or consolidation, recommending to the stockholders a sale or lease of all or substantially all of its property, recommending a dissolution or amending our bylaws. In addition, unless our certificate of incorporation or by-laws or a board resolution expressly provides for it, the executive committee has no power to declare a dividend, or authorize the issuance of stock or merger a wholly-owned subsidiary into us.

The executive committee is presently comprised of Messrs. Carney, Esanu and Feldman.

Audit Committee

Our audit committee reviews our financial statements and accounting principles, the scope and results of the annual audit by the independent registered public accounting firm (the “independent auditors”), our internal audit process, and the effectiveness of our internal control over financial reporting. Prior to the filing of each quarterly report on Form 10-Q and annual report on Form 10-K, our audit committee holds a conference call meeting with representatives of our independent auditors and our chief financial officer.

Our audit committee also reviews the qualifications, independence and performance of our independent auditors. In this connection, the audit committee is directly responsible for the appointment, compensation, retention and oversight of the work of our registered public accounting firm engaged (including the resolution of disagreements between management and the auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or performing other audit, review or attest services for us, and our registered public accounting firm reports directly to the audit committee.

Our audit committee is presently comprised of Messrs. Elser, Esanu and Feldman.

Our board of directors has determined that each member of the audit committee is an independent director, using the Nasdaq’s standard of independence. The board also has determined that Mr. Elser qualifies as an “audit committee financial expert” under the rules of the SEC.

No members of our audit committee serve on the audit committee of any other public companies.

Compensation Committee

Our compensation committee oversees the compensation of our chief executive officer and our other executive officers. The committee also serves as the granting and administrative committee under our equity compensation plans.

Our compensation committee is presently comprised of Messrs. Elser, Esanu and Feldman.

Board and Committee Attendance

The Board and its committees held the following number of meetings during the 2006:

Board of directors	10
Audit committee	4
Compensation committee	3

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors did not meet in executive session during 2006.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLES

The following tables set forth below a summary of the dollar values of the total annual compensation provided to each person who served as our chief executive officer and our chief financial officer during (i) 2006 and (ii) 2005 and 2004. During 2006, Mr. Kornfeld served as chief financial officer for the entire year and chief executive officer for a portion of the year, and Mr. Carney served as chief executive officer for part of 2006. No other officer who received compensation of $100,000 or more during 2006.

Information for 2006

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Edward B. Kornfeld chief executive officer and chief financial officer	2006	$256,250	$60,000	-0-	-0-	-0-	$6,865	$323,115
William V. Carney, chief executive officer	2006	25,500	-0-	-0-	$219	-0-	98,544	124,263

Compensation to Mr. Kornfeld does not include fees of $48,000 paid in 2006 to Tatum CFO Partners, of which Mr. Kornfeld is a partner, for services rendered to us by Mr. Kornfeld. In addition, Mr. Kornfeld received, included on All Other Compensation, 401K match ($3,300) and supplemental insurance ($3,565).

All Other Compensation to Mr. Carney, our Chief Executive Officer through March 13, 2006, includes consulting fees ($37,500) and fees paid to Mr. Carney as a non-employee member of our board of directors ($59,855) for March through December. In addition, he received 401K match ($383) and Supplemental Insurance ($806).

Information for 2005 and 2004

		Annual Compensation		Long-Term Compensatio (Awards)
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards (Dollars)	Options, SARs (Number)	All other Compensation
William V. Carney, chief executive officer	2005	$128,000	$10,000	—	—	$6,256
	2004	122,000	5,000	—	—	6,101

Edward B. Kornfeld, President, chief operating officer and chief financial officer	2005	237,000	50,000	—	—	6,714
	2004	206,000	15,000	—	—	6,639

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

Set forth below is a chart that shows, for 2005 and 2004, the components of “All Other Compensation” listed in the Summary Compensation Table.

	2005		2004
	Mr. Carney	M. Kornfeld	Mr. Carney	Mr. Kornfeld
401(k) Match	$2,065	$3,150	$1,910	$3,075
Supplemental Insurance	4,191	3,564	4,191	3,564

Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code precludes a public corporation from taking a deduction for compensation in excess of $1 million for its chief executive officer or any of its four other highest paid executive officers, unless certain specific and detailed criteria are satisfied. We do not believe that this provision will effect the deductibility of our compensation to our chief executive officer under his employment agreement.

COMPENSATION DISCUSSION AND ANALYSIS

Overview

Our philosophy is to provide a compensation package that attracts and retains executive talent and delivers higher rewards for superior performance and consequences for underperformance. We seek to offer a balanced mix of cash and equity-based compensation designed to align the short- and long-term interests of our executives with that of our stockholders and to encourage executives to act as and on behalf of our stockholders.   We seek to attract executive talent by offering competitive base salaries, annual performance incentive opportunities, and the potential for long-term rewards under our long-term incentive program. Achievement of short-term objectives is rewarded through base salary and annual performance incentives, while long-term equity-based incentive grants encourage executives to focus on our long-term goals as well. These incentives are based on financial objectives of importance to us, including revenue and earnings growth, return on invested capital, and creation of shareholder value. Our compensation program also accounts for individual performance, which enables the committee to differentiate among executives and emphasize the link between personal performance and compensation. Our compensation practices reflect our pay-for-performance philosophy.

The key elements of executive compensation are base salary, annual performance incentive awards, and long-term equity-based incentive grants. A table showing the value of total annual compensation provided to the named executive officers is set forth below under “Value of Total Compensation.”

During the past years, our business was in a state of flux. Prior to 2004, our financial condition, inability to raise funds for our operations, uncertainty about our future and the problems facing the telecommunications industry as a result of overbuilding in the 1990s made it difficult to develop incentive programs for our executive officers. Further, prior to February 2007, we were under pressure from the holder of our senior debt to restructure the senior debt and/or sell one or more divisions to provide funds to pay the senior lender. As a result, during this period we reduced our senior management and, at present, we have two executive officers, with the positions of chief executive and financial officer being held by one person since March 2006.

During the past three years, we have generated both net income and cash flow from operations on increased revenue. However, because of the uncertainties described in the preceding paragraph, we were limited in the incentives that we could make available to our executive officers and we did not grant options to any of our officers. We expect, however, that in 2007, equity incentives will represent an important aspect of our executive compensation program.

Elements of Executive Compensation

Base Salary

Our compensation committee annually reviews and determines the base salaries of the chief executive officer and other members of senior management, with its determination with respect to the chief executive officer being subject to approval by the entire board. In each case, the committee takes into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices.

Performance-Based Annual Incentive Awards

Annual performance incentives are tied to our overall performance, as well as the performance of each executive and of his or her area of responsibility or business unit. An annual bonus is awarded the chief executive officer by the committee based on its evaluation of the effectiveness of the executive for each year. In addition, management sets certain financial and operational objectives for each business unit manager that are designed to promote key company initiatives.

Incentive award payments are made to the heads of business units based on the business units’ performance, ranging from $0 for meeting the business units’ operating income goal to a maximum of $30,000 of the performance operating income target, pre-established by the committee, with the committee having discretion to grant additional awards based on other factors.

Performance Level	Funding Level
Meet of target	No funding
At least 1%, but less than 10% above target	$5,000
At least 10%, but less than 15% above target	7,500
At least 15%, but less than 20% above target	12,500
20% or more above target	30,000

Long-Term Incentive Awards

We provide a stock award plan and two stock option plans to award officers and key managers, which are described under “Long-Term Incentive Plans.

REVIEW OF ALL COMPONENTS OF CEO COMPENSATION

The compensation committee has reviewed all components of the CEO's compensation, including salary, bonus, equity and long-term incentive compensation, accumulated realized and unrealized stock options, the dollar value to the executive and cost to us of all perquisites and other personal benefits, and under several potential severance and change-in-control scenarios.

The Committee’s Conclusion

Based on its review, the committee concluded that the CEO’s total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) in the aggregate to be reasonable and not excessive. It should be noted that when the committee considers any component of the CEO’s total compensation, the aggregate amounts and mix of all the components, including accumulated (realized and unrealized) options are taken into consideration in the committee’s decisions. At the committee meeting during the year, the CEO’s proposed compensation is presented, reviewed and analyzed in the context of all the components of his total compensation. Members then have additional time between meetings to ask for additional information and to raise and discuss further questions, after which a vote is taken.

REPORT OF THE COMPENSATION COMMITTEE
ON EXECUTIVE COMPENSATION

The compensation committee is composed exclusively of non-employee, independent directors. The committee reviews the compensation program for the chief executive officer and other members of senior management, including the executive officers listed on the Summary Compensation Table (the “named executives”), and determines their compensation. In the case of the chief executive officer, the compensation determination made by the committee is also subject to approval by the entire board. The committee also oversees the administration of our employee benefits and benefit plans.

Compensation of the Chief Executive Officer

The committee meets each year in executive session to evaluate the performance of the chief executive officer, the results of which are used to determine his compensation.

In March 2006, the committee approved a 6.0% salary increase for Mr. Kornfeld from $245,000 to $260,000, effective April 1, 2006. This increase also recognized Mr. Kornfeld’s additional responsibilities as our chief executive officer while continuing to serve as our chief financial officer.

The committee also awarded Mr. Kornfeld a $60,000 annual incentive payment in November 2006 based on our overall financial performance, as well as his leadership in advancing our strategies of increasing profitable revenue growth through innovation, improving operating effectiveness and strengthening our organizational capabilities. The committee also reviewed perquisites and other compensation paid to Mr. Kornfeld for fiscal 2005, during which he served as president, chief operating officer and chief financial officer, and found these amounts to be reasonable.

Stock Incentive Plans

We have two stock option plans pursuant to which we may grant options to key employees, including officers. Pursuant to these plans, at December 31, 2006, there were outstanding options to purchase 207,280 shares of common stock from the 1996 plan and 115,000 shares of common stock from the 1999 plan, together with any outstanding options which expire or are terminated prior to the expiration of the applicable plan. Pursuant to these plans, each non-management director received the automatic grant of an five-year option to purchase 5,000 shares (or, if there are not sufficient shares available, the number of available shares divided by the number of non-management directors) of common stock a price per share equal to the average closing price of the common stock for the last ten trading days in April. During 2006, we did not grant either of the named executive officer any options, and neither of the named executive officer exercised any options to purchase shares of our common stock.

We did not make any stock grants to our officers during 2006. The following table sets forth information as to outstanding options held by the officers named in the summary compensation table. No stock appreciation rights were granted.

OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Mr. Kornfeld	23,000	-0-	-0-	$1.50	5/7/07
Mr. Carney	86,250	-0-	-0-	$1.50	5/7/07

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

Directors’ Compensation

At January 1, 2006, we paid directors’ fees to our non-management directors a fee of $6,250 per quarter and a meeting fee of $1,500 per meeting. On March 23, 2006, the directors’ fee was increased to $6,875 per quarter and the meeting fee was increased to $1,650 per meeting.

The table below summarized the compensation we paid to our non-employee directors for the year ended December 31, 2006:

Directors’ Summary Compensation Table

Name	Fees Paid in Cash	Option Award(1)	Total
Herbert H. Feldman	$55,424	$218	$55,642
Marco M. Elser	$55,424	$218	$55,642
William V. Carney	$97,405(2)	$218	$97,623
Warren H. Esanu	$55,424	$218	$55,642

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for 2006 in accordance with FAS 123R and thus includes amounts from awards granted prior to 2006.
(2)
Represents directors fees of $ 59,855 and consulting fees of $37,550 paid to Mr. Carney during 2006, and does not include compensation to Mr. Carney of $25,500 for services as our chief executive officer through April, 2006.

The option awards represent the options to purchase 5,000 shares of common stock which are automatically granted to each non-employee director on May 1 of each year. Prior to 2006, we issued to our non-employee directors shares of common stock in lieu of a portion of the cash compensation due to them for services as a director. All of such shares vested six months after the grant and therefore no awards were outstanding at December 31, 2006.

As of December 31, 2006, each director has the following outstanding options: Messrs. Esanu and Feldman, 40,000 each; Mr. Elser, 30,000; and Mr. Carney, 5,000.

Consulting Agreements

On March 14, 2006, Mr. Carney resigned as an officer but was engaged as a consultant to us in the area of product development through March 13, 2007, at which time his agreement terminated. His compensation was $50,000 during this period of which $37,550 was paid in 2006 and the balance in 2007.

Employment Agreements

We have an employment agreement and a salary continuation agreement with Mr. Kornfeld. The employment agreement has a term which expires August 31, 2008 and continues on a year-to-year basis thereafter unless terminated by either party on not less than 90 days’ prior written notice. Salary is determined by the board, except that the salary may not be reduced except as a part of a salary reduction program applicable to all executive officers. In March 2006, Mr. Kornfeld was elected as chief executive officer and his annual salary rate was increased from $245,000 to $260,000. Upon death or termination of employment as a result of a disability, Mr. Kornfeld or his estate is to receive a payment equal to three months salary. Upon a termination without cause, Mr. Kornfeld is entitled to receive his then current salary for twelve months plus one month for each full year of service up to a maximum aggregate of 36 months. In the event that Mr. Kornfeld is covered by an executive severance agreement, including the salary continuation agreements (as described below), which provides for payments upon termination subsequent to a “change of control,” Mr. Kornfeld would be entitled to the greater of the severance arrangements as described in this paragraph or the severance payments under the executive severance agreements. We also have a month-to-month agreement with Tatum CFO Partners of which Mr. Kornfeld is a partner, pursuant to which we pay Tatum CFO Partners $1,000 per month for Mr. Kornfeld’s services.

The salary continuation agreement provides that, in the event that a change of control occurs and Mr. Kornfeld’s employment with us is subsequently terminated by us other than for cause, death or disability, or is terminated by Mr. Kornfeld as a result of a substantial alteration in his duties, compensation or other benefits, the executive shall be entitled to the payment of an amount equal to his monthly salary at the rate in effect as of the date of his termination (or, if higher, as in effect immediately prior to the change in control) plus the pro rata monthly amount of his most recent annual bonus paid immediately before the change of control multiplied by 36. For purposes of the salary continuation agreement, a change of control is defined as one which would be required to be reported in response to the proxy rules under the Securities Exchange Act of 1934, as amended, the acquisition of beneficial ownership, directly or indirectly, by a person or group of persons of our securities representing 25% or more of the combined voting power of our then outstanding securities, or, during any period of two consecutive years, if individuals who at the beginning of such period constituted the board cease for any reason to constitute at least a majority thereof unless the election of each new director was nominated or ratified by at least two-thirds of the directors then still in office who were directors at the beginning of the period. The change of control must occur during the term of the salary continuation agreement, which is currently through August 31, 2008 and is renewed automatically unless we give timely notice prior to January 1 of any year of our election not to renew the agreement. If such a change of control occurs during the effectiveness of the salary continuation agreement, any termination of Mr. Kornfeld during the 18 months following the change of control will result in the payment of the compensation described above

We have an employment agreement with Mr.Tancredi, Senior Vice President, Treasurer and Secretary. The employment agreement has a term which expires July 31, 2008 and continues on a year-to-year basis thereafter unless terminated by either party on not less than 90 days’ prior written notice. Salary is determined by the board, except that the salary may not be reduced except as a part of a salary reduction program applicable to all executive officers. Upon death or termination of employment as a result of a disability, Mr. Tancredi or his estate is to receive a payment equal to three months salary. Upon a termination without cause, Mr. Tancredi is entitled to receive his then current salary for twelve months plus one month for each full year of service up to a maximum aggregate of 36 months. Mr. Tancredi’s current annual salary is $92,500.

Item 12.	Principal Holders of Securities and Security Holdings of Management

The following table and discussion provides information as to the shares of common stock beneficially owned on March 15, 2007, by:

•	each director;
•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
William V. Carney	209,272	2.1%
Michael A. Tancredi	81,768	*
Warren H. Esanu	59,000	1.4%
Herbert H. Feldman	115,631	1.1%
Marco M. Elser	341,376	3.4%
Edward B. Kornfeld	49,317	*
All directors and executive officers as a group (6 individuals)	856,364	8.5%

*	Less than 1%

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of common stock listed opposite his name.

The number of shares owned by our directors and officers named in the summary compensation table includes shares of common stock which are issuable upon exercise of options and warrants that are exercisable at March 15, 2007 or will become exercisable within 60 days after that date. Set forth below is the number of shares of common stock issuable upon exercise of those options and warrants for each of these directors and officers.

Name	Shares
William V. Carney	86,250
Michael A. Tancredi	42,530
Warren H. Esanu	54,000
Herbert H. Feldman	56,000
Marco M. Elser	25,000
Edward B. Kornfeld	23,000
All officers and directors as a group	286,780

Item 13.	Certain Relationships and Related Transactions

During 2006, Warren H. Esanu, a director, served as a member of our audit and compensation committees. During 2006, the law firm of Katsky Korins LLP to which Mr. Esanu is senior counsel, provided legal services to us, for which it received fees of $310,000. Katsky Korins LLP is continuing to render legal services to us during 2007.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees for professional services rendered by our independent registered public accountants, BDO Seidman, LLP, for the years ended December 31, 2006 and December 31, 2005:

	Fees
Fee Category	2006	2005
Audit fees	$239,400	$177,623
Audit-related fees	12,500	15,031
Tax fees	30,000	55,899
Total Fees	$281,900	$248,553

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

See Schedule II.

Schedules not listed above have been omitted for the reasons that they were inapplicable or not required or the information is given elsewhere in the financial statements.

(b)	Exhibits

ExhibitNo.	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended to date, incorporated by reference to Exhibit 4 (a) of the Company’s Annual Report on Form 10-K for the year ended December 31, 1991.

3.2	By-laws of the Company, as amended to date, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

4.1
Amended and Restated Loan and Security Agreement dated as of November 28, 1994, between the Company and Foothill ("Foothill") Capital Corporation, incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated November 30, 1994.

4.2	Amended and Restated Secured Promissory Note dated February 13, 1995, incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10K for the year ended December 31, 1995.

4.3	Amendment Number Twenty Seven to the Amended and Restated Loan and Security Agreement between the Company and Cheyne Special Situations Fund L.P., dated as of February 7, 2007.

10.1	Form of Executive Salary Continuation Agreement, incorporated by reference to Exhibit 19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

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

10.4	Employment Agreement between the Company and Edward B. Kornfeld dated August 1, 2006.

10.5	Employment Agreement between the Company and Michael A.Tancredi dated August 1, 2006.

14.1	Code of Ethics of the Company, dated March 23, 2004, incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10K for the year ended December 31, 2003.

14.2	Standard of Conduct of the Company.

22	Subsidiaries of the Company, incorporated by reference to Exhibit 22.1 of the Company’s Annual Report on Form 10K for the year ended December 31, 1995.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of chief executive officer and chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTA SYSTEMS CORP.
Dated:  March 29, 2007

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

Signature	Title	Date

/s/Edward B. Kornfeld	Chief Executive Officer and Chief Financial Officer	March 29, 2007
Edward B. Kornfeld	(Principal Executive, Financial and Accounting Officer)

/s/William V. Carney	Director	March 29, 2007
William V. Carney

/s/Warren H. Esanu	Director	March 29, 2007
Warren H. Esanu

/s/Michael A. Tancredi	Director	March 29, 2007
Michael A. Tancredi

/s/Herbert H. Feldman	Director	March 29, 2007
Herbert H. Feldman

/s/Marco Elser	Director	March 29, 2007
Marco Elser

Exhibit I

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Porta Systems Corp.
Syosset, New York

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered substantial losses from operations in previous years and, as of December 31, 2006, has a stockholders’ deficit of $27,823,000 and a working capital deficit of $31,646,000 and is dependent on the continued agreement of the holder of its senior debt to defer the maturity date of such debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payments” using the modified-prospective transition method.

/s/ BDO SEIDMAN, LLP

BDO SEIDMAN, LLP

Melville, New York
March 23, 2007

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(in thousands, except shares and par value)

Assets	2006	2005
Current assets:
Cash and cash equivalents	$2,102	1,253
Accounts receivable - trade, less allowance for doubtful accounts of $13 in 2006 and 2005	5,417	3,471
Inventories	4,591	4,541
Prepaid expenses and other current assets	697	447
Current assets of discontinued operations	383	530
Total current assets	13,190	10,242

Property, plant and equipment, net	1,571	1,352
Goodwill	2,961	2,961
Other assets	51	48
Long term assets of discontinued operations	11	58
Total assets	$17,784	14,661

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt, including accrued interest	$23,513	24,675
Subordinated notes	6,144	6,144
6% Convertible subordinated debentures	385	385
Accounts payable	6,106	4,011
Accrued expenses and other	2,136	1,591
Other accrued interest payable	6,127	5,180
Liabilities of discontinued operations	425	2,033
Total current liabilities	44,836	44,019

Deferred compensation	771	827
Total liabilities	45,607	44,846

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $.01; authorized 20,000,000 shares, issued 10,084,577 shares in 2006 and 2005	101	101
Additional paid-in capital	76,125	76,124
Accumulated deficit	(97,713)	(99,895)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,398)	(4,577)
	(25,885)	(28,247)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(27,823)	(30,185)
Total liabilities and stockholders’ deficit	$17,784	14,661

See accompanying notes to consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Income and Comprehensive Income
Years ended December 31, 2006, 2005 and 2004
(in thousands, except per share amounts)

	2006	2005	2004

Sales	$32,818	27,819	27,165
Cost of sales	21,984	17,397	16,104
Gross profit	10,834	10,422	11,061

Selling, general and administrative expenses	5,515	5,120	4,227
Research and development expenses	1,505	1,359	1,019
Reorganization expense	—	877	—
Total expenses	7,020	7,356	5,246

Operating income	3,814	3,066	5,815

Interest expense	(1,217)	(1,080)	(1,317)
Interest income	30	24	—
Other income, net	2	5	7
Income from continuing operations before income taxes	2,629	2,015	4,505

Income tax expense	(118)	(160)	(169)

Income from continuing operations	2,511	1,855	4,336

Loss from discontinued operations (net of zero tax)	(329)	(1,045)	(1,661)

Net income	$2,182	810	2,675

Other comprehensive income:
Foreign currency translation adjustments	179	(400)	(98)

Net comprehensive income	$2,361	410	2,577

Basic income (loss) per share of common stock:
Continuing operations	$0.25	0.18	0.43
Discontinuing operations	(0.03)	(0.10)	(0.17)
	$0.22	0.08	0.26

Weighted average of shares outstanding	10,076	10,054	9,972

Diluted income (loss) per share of common stock:
Continuing operations	$0.25	0.18	0.43
Discontinuing operations	(0.03)	(0.10)	(0.17)
	$0.22	0.08	0.26
Weighted average shares of common stock outstanding	10,103	10,093	9,988

See accompanying notes to consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
Years ended December 31, 2006, 2005 and 2004
(In thousands)

				Accumulated				Total
	Common Stock		Additional	Other				Stock-
	No. of	Par Value	Paid-in	Comprehensive	Accumulated	Treasury	No. of	holders’
	Shares	Amount	Capital	(Loss)	Deficit	Stock	Shares	Deficit
Balance at December 31, 2003	10,003	$100	$76,059	$(4,079)	$(103,380)	$(1,938)	30,940	$(33,238)
Net income	—	—	—	—	2,675	—	—	2,675
Foreign currency translation adjustment	—	—	—	(98)	—	—	—	(98)
Balance at December 31, 2004	10,003	100	76,059	(4,177)	(100,705)	(1,938)	30,940	(30,661)
Net income	—	—	—	—	810	—	—	810
Common stock issued	81	1	65	—	—	—	—	66
Foreign currency translation adjustment	—	—	—	(400)	—	—	—	(400)
Balance at December 31, 2005	10,084	101	76,124	(4,577)	(99,895)	(1,938)	30,940	(30,185)
Net income	—	—	—	—	2,182	—	—	2,182
Stock compensation expense	—	—	1	—	—	—	—	1
Foreign currency translation adjustment	—	—	—	179	—	—	—	179
Balance at December 31, 2006	10,084	$101	$76,125	$(4,398)	$(97,713)	$(1,938)	30,940	$(27,823)

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Note 18)
Years ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$2,182	810	2,675
Loss from discontinued operations	329	1,045	1,662
Stock compensation expense	1	—	—
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	414	410	278

Changes in operating assets and liabilities:
Accounts receivable	(1,945)	(611)	(1,336)
Inventories	(50)	(320)	(1,811)
Prepaid expenses	(250)	(118)	462
Other assets	(3)	20	(24)
Accounts payable, accrued expenses and other liabilities	3,532	1,164	3,158
Net cash provided by continuing operations	4,210	2,400	5,064

Net cash used in operations of discontinued operations	(1,748)	(1,303)	(3,455)

Net cash provided by (used in) operations	2,462	1,097	1,609

Cash flows from investing activities:
Capital expenditures, net	(585)	(415)	(228)
Net cash provided by (used in) investing of discontinued operations	5	(172)	—
Net cash used in investing activities	(580)	(587)	(228)

Cash flows from financing activities:
Increase in senior debt	—	337	287
Repayments of senior debt	(1,163)	(1,336)	—
Net cash (used in) provided by financing activities	(1,163)	(999)	287

Effect of exchange rate changes on cash and cash equivalents	130	(298)	(97)
Increase (decrease) in cash and cash equivalents	849	(787)	1,571
Cash and equivalents - beginning of year	1,253	2,040	469
Cash and cash equivalents - end of year	$2,102	1,253	2,040

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006 and 2005

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

Revenue Recognition

Revenue, is recognized when a product is shipped.

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

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations. On an annual basis, or more frequently if certain events occur, the Company tests the goodwill for impairment. The Company determines the estimated fair value of the goodwill by considering the projected cash flows generated from the reporting unit to which the goodwill relates. Goodwill at December 31, 2006 and 2005, related only to the Company’s signal processing division. The Company determined that there was no goodwill impairment for 2006 or 2005.

Income Taxes

Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years, and tax benefits of net operating loss carryforwards. Further, the effects of tax law or rate changes are included in income as part of deferred tax expense or benefit for the period that includes the enactment date. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be realized (See Note 13.)

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

Research and Development

Costs for research and development activities are expensed as incurred.

Shipping and Handling Costs

Shipping and handling costs are included as a component of cost of sales.

Net Income Per Share

Basic net income per share is based on the weighted average number of shares outstanding. Diluted net income per share is based on the weighted average number of shares outstanding plus the dilutive effect of potential shares of common stock, as if such shares had been issued.

Accounting for Stock Based Compensation

The Company had previously accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of grant.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123 which supercedes APB 25 “Accounting for Stock Issued to Employees”. As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimate. Accordingly, the Company’s unaudited consolidated financial statements for the prior periods have not been restated to reflect the adoption of SFAS 123R. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeiture rates will be estimated for all options, as required by SFAS 123R. The cumulative effect of applying the forfeiture rates is not material.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

For the fiscal year ended December 31, 2006, the Company recognized approximately $1,000 of non-cash compensation expense included in Selling, General and Administrative expense in the Consolidated Statement of Income attributable to stock options granted or vested subsequent to December 31, 2005. The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.

The following is a summary of the assumptions used in fiscal year ended December 31, 2006:

Risk-free interest rate	4.35%
Expected dividend yield	0%
Expected term	5 years
Expected volatility	50%

The risk-free interest rate is based on the US Treasury yield curve at the time of the grant. The expected term of stock options granted is derived from historical data and represents the period of time that stock options are expected to be outstanding. The Company also uses historical data to estimate expected dividend yield and forfeiture rates. The expected volatility is based on historical volatility, implied volatility and other factors impacting the Company.

A summary of stock option transactions is as follows for the fiscal year ended December 31, 2006:

	Shares	Weighted Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	$337,780	$1.39
Granted	20,000	0.11
Exercised	—	—
Forfeited	35,500	3.30
Options outstanding at end of period	322,280	1.33	2.71	$4,290
Options exercisable at end of period	322,280	1.33	2.71	$4,290
Options available for future grants	977,720

The weighted average grant-date fair value of stock options granted during the period ended December 31, 2006 was $0.11 per share. As of December 31, 2006, there were no unrecognized stock-based compensation costs related to options granted under our plans as all options vested during the year.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

Awards granted prior to the adoption of FASB 123R were accounted for under the provisions of Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees” (APB 25”), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the year ended December 31, 2005 because all the options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table details the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Statement (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

	Year Ended
	December 31, 2005	December 31, 2004

Net Income (loss) reported	$810	$2,675
Deduct: Total stock-based employee Compensation expense determined under Far value based method	(2)	(1)
Pro-forma net income	$808	$2,674
Earnings (loss) per share:
Basic - as reported	$0.08	$0.27
Basic pro-forma	0.08	0.27

Diluted - as reported	$0.08	$0.27
Diluted - pro-forma	0.08	0.27

The following weighted average assumptions were used in the Black-Scholes option-pricing model for grants during fiscal year ended December 31, 2005: term of 5 years, dividend yield of 0.00%, volatility of 50% and risk-free interest rate of 4.35%. For the fiscal year ended December 31, 2004: term of 5 years, dividend yield of 0.00%, volatility of 50% and risk-free interest rate of 4.22%.

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

Reorganization Expenses

Reorganization expenses in 2005 were $877,000. The expenses were for investment banking, legal and accounting, including payment of legal fees and other expenses of our senior debt holder, resulting from the requirement of our senior debt holder that we restructure our Company to provide payments on account of the senior debt.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable, inventory reserves, accrued expenses, goodwill valuation, stock based compensation and the deferred tax asset valuation allowance. Actual results could differ from the estimates.

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

(2)	Going Concern

As of December 31, 2006, the Company’s debt included (a) $23,513,000 of senior debt, as a result of a February 7, 2007 extension, which matures on October 1, 2007; (b) $6,144,000 principal amount of subordinated debt, which matured on July 3, 2001; and (c) $385,000 of 6% Debentures which matured on July 2, 2002. The Company was unable to pay the principal ($6,144,000) or accrued interest ($5,976,000) on the subordinated notes or the principal ($385,000) or interest ($151,000) on the 6% Debentures. Accordingly, the senior debt and subordinated debt are classified as current liabilities (Notes 7, 8 and 9).

Although the Company has realized profits from operations in each of the last three years, after incurring losses in several previous years, its liquidity is impaired by both its working capital deficit, which was $31,646,000 at December 31, 2006, as well as its dependence upon the willingness of the holder of its senior debt to continue to extend the maturity of the senior debt.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

At December 31, 2006, the Company did not have sufficient resources to pay either the holder of the senior debt or the subordinated lenders; and it is unlikely that it can generate such cash from its operations, and the holder of the senior debt continues to preclude the Company from making payments on any subordinated indebtedness, other than accounts payable in the normal course of business. Accordingly, all senior and subordinated debts are classified as current liabilities (Notes 7, 8 and 9).

On February 7, 2007 Cheyne Special Situations Fund L.P (“Cheyne”) purchased the Company’s senior debt of approximately $23,400,000 from SHF IX, LLC and subsequently extended the maturity of the senior debt to October 1, 2007. The Company can not give any assurance that the holder of its senior debt will extend the loan beyond October 1, 2007. The Company cannot determine whether the holder of the senior debt will continue to extend the loans. Any adverse event, including declines in business, could have an effect on the decision of the holder of the senior debt to extend or demand payment on the notes. If the holder of the senior debt does not extend the maturity of our senior debt beyond October 1, 2007 or if the holder of the senior debt demands payment of all or a significant portion of the senior debt when due, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code.

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

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products directly to customers, to distributors and original equipment manufacturers involved in a variety of industries, principally telecommunications and military/aerospace. The Company performs continuing credit evaluations of its customers’ financial condition and although it generally does not require collateral, letters of credit may be required from customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Included in the overall allowance for doubtful accounts are any accounts receivable balances that are determined to be uncollectible, along with a general reserve. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2006 is adequate. However, actual write-offs may differ from the recorded allowance.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The allowance for doubtful accounts receivable was $13,000 as of December 31, 2006 and 2005. The accounts receivable relating to the discontinued operations are included in assets of discontinued operations. (See Note 10.) In 2006, the Company wrote off approximately $243,000 of fully reserved OSS accounts receivable.

(4)	Inventories

Inventories from continuing operations consist of the following (net of $2,345,000 in reserve for 2006 and $2,583,000 for 2005):

	December 31,
	2006	2005
Parts and component	$3,637,000	3,022,000
Work-in-process	543,000	460,000
Finished goods	411,000	1,059,000
	$4,591,000	4,541,000

Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or fair market value. Our stated inventory reflects an inventory obsolescence reserve that represents the difference between the cost of the inventory and its estimated market value. This reserve is calculated based on historical usage and forecasted sales. Actual results may differ from our estimates.

(5)	Property, Plant and Equipment

Property, plant and equipment from continuing operations consist of the following:

	December 31		Estimated
	2006	2005	useful lives

Land	$132,000	132,000	—
Buildings	850,000	850,000	20 years
Machinery and equipment	1,584,000	1,209,000	3-8 years
Furniture and fixtures	307,000	276,000	5-10 years
Transportation equipment	63,000	33,000	4 years
Tools and molds	1,353,000	1,099,000	8 years
Leasehold improvements	251,000	200,000	Lesser of term of lease or estimated useful life of asset
	4,540,000	3,799,000
Less accumulated depreciation and amortization	2,969,000	2,447,000
	$1,571,000	1,352,000

Total depreciation and amortization expense for 2006, 2005 and 2004 amounted to approximately $414,000, $410,000 and $359,000 respectively.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

During 2006, the Company wrote off previously fully depreciated assets of approximately $69,000,  which have been disposed of.

(6)	Goodwill

The Company measures the fair value of the goodwill at least annually, instead of amortizing goodwill over a fixed period of time, to determine if goodwill has been impaired.

As of December 31, 2006 and 2005, goodwill was $2,961,000. At such dates, all of the goodwill related to the Company’s Signal division. The Company cannot give assurances that future write-downs will not be necessary, although management believes that no goodwill impairment charges are necessary at this time.

(7)	Senior Debt

On December 31, 2006 and 2005, the Company’s senior debt consisted of debt in the amount of $23,513,000 and $24,675,000, respectively. Substantially all of the Company’s assets are pledged as collateral for the senior debt. The current agreement with the holder of the senior debt will expire on October 1, 2007 and, accordingly, the senior debt has been classified as a current liability. (See Note 2.)

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

As of December 31, 2006 and 2005, the Company had outstanding $385,000 of its 6% convertible subordinated debentures due July 1, 2002 (the “Debentures”). The Company has not paid interest on these Debentures since July 2000, and the holder of its senior debt prohibits it from making any payments of principal and interest (see Note 7). At December 31, 2006 and 2005, accrued interest on the debentures was $151,000 and $127,000, respectively. The trustee of the Debentures gave notice to the Company that the non-payment caused an event of default. The convertibility feature associated with the Debentures expired upon their maturity.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(9)	Subordinated Notes

As of December 31, 2006 and 2005, subordinated notes in the principal amount of $6,144,000 were outstanding. As of December 31, 2006, $5,976,000 of accrued interest was also due and payable. However, the Company does not have the resources to pay either the $6,144,000 principal or the $5,976,000 interest due on the subordinated notes. In addition, the holder of its senior debt has precluded the Company from making payments on the subordinated debt (see Note 7).

(10)	Discontinued operations

Operating Support Systems (“OSS”)

In December 2003, the Company decided to wind down its OSS business because of continuing losses combined with difficulties in marketing OSS products in view of the Company’s financial condition. The OSS operating segment is reported in the consolidated financial statements as a discontinued operation for all periods presented. Currently, its operating activities are limited to the performance of contractual maintenance and warranty services which expire by June 30, 2007. The Company anticipates that all OSS operations will cease by June 30, 2007. The Company continues to pursue the sale of the OSS business technology and the remaining inventory. The Company hopes to complete the sale in 2007, but the Company gives no assurances that it will be successful. We do not expect OSS operations to be material in 2007.

The following amounts related to OSS have been segregated from the Company’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheet:

	December 31, 2006	December 31, 2005
Assets of discontinued operations:
Prepaid expenses	$13,000	$35,000
Accounts receivable	18,000	184,000
Inventories	352,000	311,000
Property, plant and equipment	11,000	57,000
Other assets	—	1,000
Total assets of discontinued operations	$394,000	$588,000

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$425,000	$2,033,000
Total liabilities of discontinued operations	$425,000	$2,033,000

Results of operations for OSS have been segregated from continuing operations and are reflected  as  discontinued operations approximately as follows:

	December 31, 2006	December 31, 2005	December 31, 2004

Revenues	$333,000	$785,000	$2,003,000

Loss from discontinued operations	$(329,000)	$(1,045,000)	$(1,661,000)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(11)	Employee Benefit Plans

The Company has unfunded deferred compensation agreements with certain present and former officers and employees, with benefits commencing at retirement equal to 50% of the employee’s base salary, as defined. The amount of payments is based on a 2004 modification of the plan whereby the former officers and employees agreed to spread their payments over a longer period of time than the original plan, ranging from approximately 15 to approximately 25 years although they may be accelerated under certain conditions. Total deferred compensation obligations as of December 31, 2006 and 2005, before discounting at a rate of 6.5%, were $1,317,000.

The Company maintains the Porta Systems Corp. 401(k) Savings Plan for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. Porta will match a participant’s contribution by an amount equal to 25% of the first 6% contributed by the participant. A participant is 100% vested in all balances credited to his account, including the Company’s contribution. For the years ended December 31, 2006, 2005 and 2004, the Company’s contribution amounted to $44,000, $41,000 and $38,000, respectively.

(12)	Incentive Plans

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

During 1999, the Company established an Employee Stock Bonus Plan whereby stock may be given to employees who are not officers or directors to recognize their contributions. A maximum of 95,750 shares of common stock is reserved for issuance pursuant to the Bonus Plan. No shares of common stock were issued pursuant to the Bonus Plan during 2006, 2005 and 2004.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The Company’s 1998 Non-Qualified Stock Option Plan (“1998 Plan”) covers 450,000 shares of common stock. Options under the 1998 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. Currently there are 450,000 options outstanding under this plan for future grants.

The Company’s 1999 Incentive and Non-Qualified Stock Option Plan (“1999 Plan”) covers 400,000 shares of common stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1999 Plan was approved. Options under the 1999 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1999 Plan. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1999 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year. Currently there are 285,000 options outstanding for future grants.

The weighted-average fair values of options granted were $0.07 per share for options granted in 2004, $0.14 per share for options granted in 2005 and $0.11 per share for options granted in 2006. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2006, 2005 and 2004:

	2006	2005	2004
Dividends:	$0.00 per share	$0.00 per share	$0.00 per share
Volatility:	50%	50%	50%
Risk-free interest:	4.35%	4.35%	4.22%
Expected term:	5 years	5 years	5 years

A summary of the status of the Company’s stock option plans as of December 31, 2006, 2005, and 2004, and changes during the years ending on those dates is presented below:

	2006		2005		2004
	Shares	Weighted	Shares	Weighted	Shares	Weighted
	Under	Average	Under	Average	Under	Average
	Option	Exercise Price	Option	Exercise Price	Option	Exercise Price

Outstanding beginning of year	337,780	$1.39	322,780	$1.45	552,530	$2.27

Granted	20,000	0.11	15,000	0.14	15,000	0.07
Exercised	—	—	—	—	—	—
Forfeited	35,500	—	—	—	(244,000)	3.23

Outstanding end of year	322,280	$1.33	337,780	$1.39	322,780	$1.45

Options exercisable at year-end	322,280		337,780		318,780

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(13)	Income Taxes

The provision for income taxes consists of the following:

	2006		2005		2004
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$—	—	32,000	—	—	—
State and foreign	118,000	—	128,000	—	169,000	—
Total	$118,000	—	160,000	—	169,000	—

The domestic and foreign components of income (loss) from continuing operation before provision (benefit) for income taxes were as follows:

	2006	2005	2004
United States	$1,146,000	782,795	2,513,000
Foreign	1,483,000	1,231,205	1,992,000
Income from continuing operations before discontinued operations	$2,629,000	2,015,000	4,505,000

The Company’s tax provision consisted of current federal minimum taxes and state and foreign taxes.

Porta has unused United States tax net operating loss (NOL) carryforwards of approximately $48,350,000 expiring at various dates between 2008 and 2026. Due to the 1997 change in ownership which resulted from the conversion of the Company’s Debentures to common stock, the Company’s usage of its NOL will be limited in accordance with Internal Revenue Code section 382. The Company’s carryforward utilization of the NOL is limited to $1,767,000 per year with respect to approximately $23.9 million of the NOL, representing the portion that arose prior to the change in control. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). In addition, Porta has foreign NOL carryforwards of approximately $6,511,000 with indefinite expiration dates.

The components of the deferred tax assets, the net balance of which total zero after the valuation allowance, as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Inventory	$933,000	1,254,000
Allowance for doubtful accounts receivable	5,000	99,000
Benefits of tax loss carryforwards	20,568,000	20,361,000
Benefit plans	412,000	421,000
Accrued commissions	88,000	77,000
Other	2,957,000	2,762,000
Depreciation	253,000	364,000
	25,216,000	25,338,000
Valuation allowance	$(25,216,000)	(25,338,000)
	$—	—

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

Because of the Company’s losses in previous years and uncertainties associated with projections of future taxable income and the possibility of a change in ownership, a valuation allowance for the entire deferred tax asset was provided and is still considered appropriate due to the uncertainty of future realization.

No provision was made for U.S. income taxes on the undistributed earnings of Porta’s foreign subsidiaries as it is management’s intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 2006, undistributed earnings of the foreign subsidiaries amounted to approximately $2,692,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

(14)	Leases

At December 31, 2006, the Company and its subsidiaries leased manufacturing and administrative facilities, equipment and automobiles under a number of operating leases. The Company is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 2006, 2005, and 2004 amounted to approximately $614,000, $594,000 and $581,000, respectively. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

2007	$591,000
2008	294,000
2009	264,000
2010	264,000
2011	264,000
Thereafter	2,181,000
$3,858,000

(15)	Major Customers

Porta’s five largest customers accounted for sales of $23,333,000, or approximately 70% of sales, for 2006, $17,431,000 or approximately 61% of sales, for 2005 and $15,443,000 or approximately 53% of sales, for 2004. British Telecommunications PLC was Porta’s largest customer for 2006, accounting for sales of $9,614,000 or approximately 29%. For 2005, British Telecommunications was also Porta’s largest customer accounting for sales of $5,641,000 or approximately 20% of sales. Fujitsu Telecommunications Europe LTD was the largest customer for 2004, accounting for sales of $4,772,000, or approximately 16% of sales. A significant amount of sales of the Company’s products for use by British Telecommunications was sold to Fujitsu as purchasing agent for British Telecommunications. As a result, most of the sales to Fujitsu Telecommunications were for use by British Telecommunications. Direct sales to British Telecommunications were $2,259,000, or 8% of sales, for 2004

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(16)	Fair Values of Financial Instruments

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

(17)	Net Income Per Share

 In both 2006 and 2005, the weighted average shares of common stock outstanding for purposes of computing diluted net income per share include 65,000 dilutive potential shares of common stock related to stock options for which the options’ exercise price was less than the weighted average market price of the Company’s common stock for the year. Options to purchase 257,280, 292,780 and 277,780, shares of common stock for 2006, 2005 and 2004, respectively, with exercise prices ranging from $0.32 to $3.85, $0.30 to $3.85 and $0.02 to $3.85 for 2006, 2005 and 2004, respectively, were outstanding but not included in the computation of diluted net income per share, because the effect of doing so would be anti-dilutive.

(18)	Cash Flow Information

Supplemental cash flow information for the years ended December 31, 2006 is as follows:

	2006	2005	2004
Cash paid for interest	$169	$1,130	$116
Cash paid for income taxes	$0	$115	$69

During 2005, the Company issued common stock amounting to $66,000 in lieu of payment of professional fees.

(19)	Segment and Geographic Data

Porta has two reportable segments: Line Connection and Protection Equipment (“Line”) whose products interconnect copper telephone lines to switching equipment and provides fuse elements that protect telephone equipment and personnel from electrical surges; and Signal Processing (“Signal”) whose products are used in data communication devices that employ high frequency transformer technology.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The factors used to determine the above segments focused primarily on the types of products and services provided, and the type of customer served. Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

	2006	2005	2004
Revenue:
Line	$27,188,000	$21,982,000	$21,545,000
Signal	5,292,000	5,710,000	5,551,000
	$32,480,000	$27,692,000	$27,096,000

Segment profit (loss):
Line	$4,688,000	4,345,000	5,784,000
Signal	1,640,000	2,134,000	2,124,000
	$6,328,000	$6,479,000	$7,908,000

Depreciation and amortization:
Line	$315,000	310,000	263,000
Signal	34,000	31,000	27,000
	$349,000	341,000	290,000

Total identifiable assets:
Line	$9,667,000	7,626,000	6,525,000
Signal	5,159,000	4,775,000	4,562,000
	$14,826,000	12,401,000	11,087,000

Capital expenditures:
Line	$517,000	357,000	132,000
Signal	60,000	37,000	72,000
	0	0	0
	$577,000	394,000	204,000

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The following table reconciles segment totals to consolidated totals:

	2006	2005	2004
Revenue:
Total revenue for reportable segments	$32,480,000	27,692,000	27,096,000
Other revenue	338,000	127,000	69,000
Consolidated total revenue	$32,818,000	27,819,000	27,165,000

Operating income :
Total segment income for reportable segments	$6,328,000	6,479,000	7,908,000
Corporate and unallocated	(2,514,000)	(3,413,000)	(2,093,000)
Consolidated total operating income	$3,814,000	3,066,000	5,815,000

Depreciation and amortization:
Total for reportable segments	$349,000	341,000	290,000
Corporate and unallocated	65,000	69,000	69,000
Consolidated total deprecation and amortization	$414,000	410,000	359,000

Total assets:
Total for reportable segments	$14,826,000	12,401,000	11,087,000
Corporate and unallocated	2,564,000	1,672,000	2,564,000
Assets of discontinued operations	394,000	588,000	787,000
Consolidated total assets	$17,784,000	14,661,000	14,438,000

Capital expenditures:
Total for reportable segments	$577,000	394,000	204,000
Corporate and unallocated	8,000	21,000	24,000
Consolidated total capital expenditures	$585,000	415,000	228,000

The following table presents information about the Company by geographic area:

	2006	2005	2004
Revenue:
United States	$9,625,000	10,120,000	9,809,000
United Kingdom	20,725,000	14,542,000	14,217,000
Other Europe	0	0	29,000
Latin America	0	0	158,000
Other North America	2,468,000	3,157,000	2,952,000
Consolidated total revenue	$32,818,000	27,819,000	27,165,000

Consolidated long-lived assets:
United States	$4,241,000	4,055,000	3,843,000
United Kingdom	44,000	77,000	169,000
Other North America	298,000	288,000	352,000
	4,583,000	4,420,000	4,364,000
Current and other assets	13,201,000	10,241,000	10,074,000
Consolidated total assets	$17,784,000	14,661,000	14,438,000

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(20)	Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net sales	$7,937,000	$8,084,000	$9,018,000	$7,779,000
Gross profit	2,713,000	2,752,000	2,984,000	2,385,000
Loss from discontinued operations	(82,000)	(76,000)	(87,000)	(83,000)
Net income	605,000	587,000	818,000	172,000
Income per share from continuing operations	0.07	0.07	0.09	0.03
(Loss) per share from discontinued Operations	(0.01)	(0.01)	(0.01)	(0.01)

	Quarter Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Net sales	$7,407,000	$8,223,000	$6,875,000	$5,314,000
Gross profit	3,158,000	3,275,000	2,446,000	1,543,000
Loss from discontinued operations	(273,000)	(263,000)	(166,000)	(343,000)
Net income (loss)	1,203,000	887,000	107,000	(1,387,000)
Income per share from continuing operations	0.14	0.11	0.03	(0.10)
(Loss) per share from discontinued operations	(0.03)	(0.02)	(0.02)	(0.03)

During the first three quarters of 2005, the Company had incurred approximately $450,000 in reorganization expenses attributed to investment banking, legal and accounting expenses, as well as legal and other expenses incurred by the holder of our senior debt. The expenses were included in “Prepaid expenses and other current assets.” In the fourth quarter of 2005 the Company incurred additional expenses of $427,000. At December 31, 2005, the Company expensed the $877,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:

The Board of Directors and Stockholders
Porta Systems Corp.
Syosset, New York

The audits referred to in our report, dated March 23, 2007, relating to the consolidated financial statements of Porta Systems Corp., which are included in item 8 of this Form 10-K, included the audit of the financial statement Schedule II - Valuation and Qualifying Accounts for the three-year period ended December 31, 2006. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Melville, New York
March 23, 2007

Schedule II

PORTA SYSTEMS CORP
VALUATION AND QUALIFYING ACCOUNTS

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Reserve and allowance deducted from
Asset accounts:

YEAR ENDED DECEMBER 31, 2006
Allowance for doubtful accounts	$13	$—	$—	$13
Inventory reserve	2,583	—	238	2,345

YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$802	$19	$808	$13
Inventory reserve	2,626	626	669	2,583

YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts	$848	$34	$80	$802
Inventory reserve	2,936	515	825	2,626