Form 10-Q
period 2007-03-31
PORTA SYSTEMS CORP
filed 2007-05-11
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Common stock (par value $0.01) 10,075,560 shares as of April 27, 2007

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)

	Unaudited
	March 31	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$564	$2,102
Accounts receivable - trade, less allowance for doubtful accounts of $13 in 2007 and $13 in 2006	7,155	5,417
Inventories	6,251	4,591
Prepaid expenses and other current assets	718	697
Assets of discontinued operations	383	383
Total current assets	15,071	13,190

Property, plant and equipment, net	1,644	1,571
Goodwill, net	2,961	2,961
Other assets	61	51
Long term assets of discontinued operations	5	11
Total assets	$19,742	$17,784

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt	$23,554	$23,513
Subordinated notes	6,144	6,144
6% convertible subordinated debentures	385	385
Accounts payable	7,620	6,106
Accrued expenses and other	2,304	2,136
Other accrued interest payable	6,365	6,127
Liabilities of discontinued operations	254	425
Total current liabilities	46,626	44,836

Deferred compensation, net of current portion	755	771
Total long-term liabilities	755	771

Total liabilities	47,381	45,607

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $.01; authorized 20,000,000 shares, issued 10,106,501 shares in 2007 and 10,106,480 in 2006	101	101
Additional paid-in capital	76,124	76,125
Accumulated deficit	(97,548)	(97,713)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,378)	(4,398)
	(25,701)	(25,885)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(27,639)	(27,823)
Total liabilities and stockholders’ deficit	$19,742	$17,784

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2007	2006

Sales	$8,202	$7,938
Cost of sales	5,582	5,225
Gross profit	2,620	2,713
Selling, general and administrative expenses	1,581	1,306
Research and development expenses	373	401
Total operating expenses	1,954	1,707

Operating income from continuing operations	666	1,006

Interest expense, net	(440)	(296)
Other expense, net	(1)	—

Income from continuing operations before income taxes	225	710

Income tax expense	(26)	(23)

Income from continuing operations before discontinued operations	199	687

Discontinued operations:
Loss from discontinued operations (net of zero taxes)	(34)	(82)

Net income	$165	$605

Other comprehensive loss:
Foreign currency translation adjustments	(73)	(293)

Comprehensive income	$92	$312

Basic income (loss) per common share:
Continuing operations	$0.02	$0.06
Discontinued operations	—	—
	$0.02	0.06

Weighted average shares outstanding	10,076	10,076

Diluted income (loss) per common share:
Continuing operations	$0.02	$0.06
Discontinued operations	—	—
	$0.02	$0.06

Weighted average shares outstanding	10,111	10,106

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$165	$605
Loss from discontinued operations	34	82
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	71	112
Changes in operating assets and liabilities:
Accounts receivable	(1,738)	(1,017)
Inventories	(1,661)	395
Prepaid expenses and other current assets	(23)	(67)
Other assets	(9)	(9)
Accounts payable, accrued expenses and other liabilities	1,769	802
Net cash provided by (used in) operating activities	(1,392)	903
Cash flows from investing activities:
Capital expenditures	(144)	(126)
Net cash used in investing activities	(144)	(126)

Cash flows from financing activities:
Increase in senior debt	191	—
Repayments of senior debt	(150)	(272)

Net cash provided by (used in) financing activities	41	(272)

Effect of exchange rate changes on cash	(43)	(726)

Decrease in cash and cash equivalents	(1,538)	(221)

Cash and cash equivalents - beginning of the year	2,102	1,254

Cash and cash equivalents - end of the period	$564	$1,033

Supplemental cash flow disclosure:

Cash paid for interest expense	$24	$66

Cash paid for income taxes	$0	$23

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Management’s Responsibility for Interim Financial Statements Including All Adjustments Necessary for Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2006. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2006 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the first three months of 2007 are not necessarily indicative of results for the year.

Note 2: Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or market. The composition of inventories at the end of the respective periods is as follows (net of reserves of $2,411,000 for 2007 and $2,345,000 for 2006):

	March 31, 2007	December 31, 2006
	(in thousands)
Parts and components	$3,911	$3,637
Work-in-process	1,081	543
Finished goods	1,259	411
	$6,251	$4,591

Note 3: Senior and Subordinated Debt

On March 31, 2007, the Company’s liability to the holder of its senior debt was $23,554,000. During the fourth quarter of 2004, SHF IX, LLC an affiliate of Stonehill Financial, LLC, purchased the Company’s senior debt of approximately $25,000,000 from Wells Fargo Foothill, Inc. The Company has made payments totaling $2,695,000 as required by amendments and extensions of the loan agreement, of which $478,000 was applied to interest and $2,217,000 was applied to principal. On February 7, 2007 Cheyne Special Situations Fund L.P (“Cheyne”) purchased the Company’s senior debt of approximately $23,400,000 from SHF IX, LLC and subsequently extended the maturity of the senior debt to October 1, 2007. The Company can not give any assurance that the holder of its senior debt will extend the loan beyond October 1, 2007. Any adverse event, including declines in business, could have an effect on the decision of the holder of the senior debt to extend or demand payment on the notes. If the holder of the senior debt does not extend the maturity of our senior debt beyond October 1, 2007 or if the holder of the senior debt demands payment of all or a significant portion of the senior debt when due, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code.

As of March 31, 2007, the Company’s short-term debt also included $6,144,000 of subordinated debt that became due on July 3, 2001 and $385,000 of 6% debentures which became due on July 2, 2002. The interest rate on the 6% debentures increased to 8.26% as a result of our failure to make interest payments on the debentures since July 1, 2000 and our failure to pay principal on July 2, 2002. Accrued interest on the subordinated notes was approximately $6,207,000, which represents interest from July 2000 through March 31, 2007. We are precluded by the holder of our senior debt from paying any principal or interest on the subordinated debt.

Note 4: Accounting for Stock Based Compensation

For the three months ended March 31, 2007 and 2006, the Company did not issue any stock options and, therefore, did not recognize non-cash compensation expense attributable to stock options granted during the quarters. The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period when granting stock options. All options previously granted are fully vested.

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

Due to continuing losses in the Operating Support Systems (“OSS”) division, combined with difficulties in marketing OSS products in view of our financial condition, in December 2003, the Company decided to limit its operations in this segment to the performance of contractual maintenance and warranty services. Our obligations to perform these services will expire in June 2007 (see Note 7) and the Company anticipates that these services will cease by June 2007. The Company continues to pursue the sale of the OSS business technology and the remaining inventory. The Company hopes to complete the sale in 2007, but the Company gives no assurances that it will be successful. Accordingly, effective June 30, 2006 the assets and liabilities, and results of operations, of the OSS division have been segregated and reported separately as discontinued operations, on the Consolidated Financial Statements present in this Form 10-Q. OSS was engaged in the business whose products automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment. Currently we limit OSS activities to the performance of contractual maintenance and warranty services.

 The factors used to determine the above segments focused primarily on the types of products and services provided, and the type of customer served. Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

There has been no significant change, from December 31, 2006, in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company’s assets for the Line and Signal reporting segments.

	Three Months Ended
	March 31, 2007	March 31, 2006
Sales:
Line	$6,801,000	$6,488,000
Signal	1,388,000	1,412,000
	$8,189,000	$7,900,000

Segment profit (loss):
Line	$1,062,000	$1,204,000
Signal	418,000	384,000
	$1,480,000	$1,588,000

The following table reconciles segment totals to consolidated totals:

	Three Months Ended
	March 31, 2007	March 31, 2006
Sales:
Total revenue for reportable segments	$8,189,000	$7,900,000
Other revenue	13,000	38,000
Consolidated total revenue	$8,202,000	$7,938,000

Operating Income:
Total segment income for
reportable segments	$1,480,000	$1,588,000
Corporate and unallocated	(814,000)	(582,000)
Consolidated total operating income	$666,000	$1,006,000

Note 6: New accounting pronouncements:

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The objective of this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on our financial position or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement did not have a material effect on our financial position or results of operations.

Note 7: Discontinued operations

Operating Support Systems (“OSS”)

In December 2003, the Company decided to limit its OSS business because of continuing losses combined with difficulties in marketing OSS products in view of the Company’s financial condition. The OSS operating segment is reported in the consolidated financial statements as a discontinued operation for all periods presented. Currently, its operating activities are limited to the performance of contractual maintenance and warranty services which will expire by June 30, 2007. The Company anticipates that all OSS operations will cease by June 30, 2007. The Company continues to pursue the sale of the OSS business technology and the remaining inventory. The Company hopes to complete the sale in 2007, but the Company gives no assurances that it will be successful. We do not expect that the OSS operations will be material in 2007.

The following amounts related to OSS have been segregated from the Company’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheet:

	March 31, 2007	December 31, 2006
Assets of discontinued operations:
Prepaid expenses	$13,000	$13,000
Accounts receivable	17,000	18,000
Inventories	353,000	352,000
Property, plant and equipment	5,000	11,000
Total assets of discontinued operations	$388,000	$394,000

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$254,000	$425,000
Total liabilities of discontinued operations	$254,000	$425,000

Results of operations for OSS have been segregated from continuing operations and are reflected as discontinued operations approximately as follows:

	Three Months Ended March 31,
	2007	2006

Revenues	$72,000	$105,000

Loss from discontinued operations	$(34,000)	$(82,000)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

	Three Months Ended
	March 31,
	2007	2006
Sales	100%	100%
Cost of Sales	68%	66%
Gross Profit	32%	34%
Selling, general and administrative expenses	19%	16%
Research and development expenses	5%	5%
Operating income	8%	13%
Interest expense - net	(5%)	(4%)
Income from continuing operations	3%	9%
Loss from discontinued operations	—	1%
Net income	2%	8%

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

Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment to telephone operating companies in the United States and foreign countries. Our Line division operated at a profit for the three months ended March 31, 2007 and March 31, 2006. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated operating profit for the three months ended March 31, 2007 and the comparable period of 2006. We recognize revenue from Line and Signal products when the product is shipped.

We currently limit our OSS activities to the performance of contractual maintenance and warranty services which are anticipated to expire in June, 2007 (see Note 7). Effective as of June 30, 2006, the results of our consolidated operations present the OSS division as a discontinued operation.

Our sales by product line for the periods ended March 31, 2007 and 2006 are as follows (dollars in thousands):

	Three Months Ended March 31,
	2007		2006

Line connection/protection equipment	$6,801	83%	$6,488	82%
Signal Processing	1,388	17%	1,412	18%
Other	13	0%	38	0%
	$8,202	100%	$7,938	100%

  On March 31, 2007, our liability to the holder of our senior debt was $23,554,000. On February 7, 2007 Cheyne Special Situations Fund L.P (“Cheyne”) purchased our senior debt of approximately $23,400,000 from SHF IX, LLC and subsequently extended the maturity of our senior debt to October 1, 2007. We cannot give any assurance that the holder of our senior debt will extend the maturity date beyond October 1, 2007. Any adverse event, including declines in business, could have an effect on the decision of the holder of the senior debt to extend or demand payment on the notes. If the holder of the senior debt does not extend the maturity of our senior debt beyond October 1, 2007 or if the holder of the senior debt demands payment of all or a significant portion of the senior debt when due, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code.

Results of Continuing Operations

Our sales for the quarter ended March 31, 2007 were $8,202,000, representing an increase of $264,000 (3%) compared to the quarter ended March 31, 2006 of $7,938,000. The increased sales level resulted from increased sales of Line products, with our increase in Line products being partially offset by decreased sales by Signal.

Line equipment sales increased by $313,000 (5%) from $6,488,000 for the March 2006 quarter to $6,801,000 for the March 2007 quarter, primarily as a result of an increase in sales in our CPE division from sales generated in North America, slightly offset by a decrease in revenue from British Telecommunications. A significant percentage of our revenues are derived from British Telecommunications and its installers. Any significant reduction in the level of business from British Telecommunications and its installers could have material adverse effect upon both our revenue and net income. Thus, for this year we have experienced a significant drop off of orders from BT installers, although direct sales to British Telecommunications remain vigorous.

Signal processing revenue for the quarter ended March 31, 2007 compared to 2006 decreased by $24,000 (2%) from $1,412,000 to $1,388,000.

Gross margin for the March 2007 quarter was 32% compared to 34% for the March 2006 quarter. The decrease is primarily related to a change in product mix sold to British Telecommunications from the higher gross profit DSL products to the lower margin local loop unbundling products and a negotiated price decrease on products sold to British Telecommunications.

Selling, general and administrative expenses increased by $275,000 (21%) from $1,306,000 in the March 2006 quarter to $1,581,000 in the March 2007 quarter. This increase relates primarily to increased expenses in our Line segment for advertising and commissions as our marketing activities for this segment were increased during the first quarter of 2007. General and administrative costs increased primarily due to increased expenses related to our debt restructuring effort.

Research and development expenses decreased by $28,000 (7%) from $401,000 in the March 2006 quarter to $373,000 in the March 2007 quarter. This decrease resulted from lower expenses for product design in our Line division which was partially offset by modest increases in spending for our Signal division.

As a result of the foregoing, we had an operating income from continuing operations, before income taxes, of $225,000 for the March 2007 quarter, compared with $710,000 for the March 2006 quarter.

Interest expense, net, for the March 2007 quarter was $440,000, an increase of $144,000 from $296,000 in the March 2006 quarter, primarily because of $132,000 of interest accrued on our senior debt under the terms of our extension agreement relating to the senior debt. We do not accrue interest on the entire amount of the senior debt of approximately $23,550,000 under the terms of our agreement with the holder of our senior debt. Interest has accrued from February 7, 2007 on $10,000,000 of the senior debt at 12.5%.

Income tax expense for the quarter ended March 31, 2007 as well as March 31, 2006 relates to state and foreign taxes. No federal income tax expense has been provided due to the availability of net operating loss carry forwards.

As the result of the foregoing, we generated net income of $165,000, $.02 per share (basic and diluted), for the March 2007 quarter versus net income of $605,000, $0.06 per share (basic and diluted), for the March 2006 quarter.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $564,000 compared with $2,102,000 at December 31, 2006. The reduction in our cash position reflects an increase of $1,738,000 in accounts receivable, an increase of $1,660,000 in inventory, primarily offset by an increase of $1,514,000 in accounts payable.

Our working capital deficit at March 31, 2007 was $31,555,000, compared to a working capital deficit of $31,646,000 at December 31, 2006, a reduction of $91,000 in our working capital deficit.

During the first quarter, we paid $150,000 to the holder of our senior debt, of which approximately $10,000 was applied to interest and the remaining $140,000 was applied to principal.

As of March 31, 2007, our debt includes; $23,554,000 of senior debt which matures on October 1, 2007, $6,529,000 of principal and $6,365,000 of accrued interest on our subordinated debt and 6% debentures that became due on July 3, 2001 and July 2, 2002, respectively. We are prohibited by the holder of our senior debt from paying principal or interest on any of the subordinated debt. At March 31, 2007, we did not have sufficient resources to pay either the senior lender or the subordinated lenders; it is unlikely that we can generate such cash from our operations, and our senior lender has precluded us from making any payments on the subordinated debt.

We are addressing our working capital and liquidity problems by seeking a restructure of our senior and subordinated debts as well as a significant amount of unsecured debt. Any restructure of our Company will result in very significant dilution to the holders of our common stock and will require the approval of the holders of our common stock and subordinated debt If we do not restructure our debt and the senior lender does not extend the maturity of our senior debt beyond October 1, 2007, or if the holder of our senior debt demands payment of all or a significant portion of the senior debt when due, whether on October 1, 2007 or upon the expiration of a subsequent extension, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code.

Forward Looking Statements

Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-K for the year ended December 31, 2006 and in the Form 10-Q and those described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements. Such statements could be affected by risks and uncertainties related to our financial conditions, our relationship with the holder of our senior and subordinated debt, including the willingness or unwillingness of the holder of the senior debt to extend the maturity date of the senior debt and the amount and timing of any payments which the holder of the senior debt may require, our ability to sell any or all of our divisions or effect a restructure of our business and our debt and equity structure on terms acceptable to the holder of the senior debt, our relationship with British Telecommunications including its continued requirements for our products, factors which affect the telecommunications industry, market and customer acceptance, our access to current technology, competition, domestic and foreign government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We conduct certain operations outside the United States. A substantial portion of our revenue and expenses from our United Kingdom operations are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions.

Item 4. Controls and Procedures

Management’s assessment identified the following weaknesses at December 31, 2006 in our internal control over financial reporting and, subsequent to December 31, 2006, we took the following steps to address those weaknesses. Accordingly, management believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q, fairly present, in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

- As a result of the audit performed by our independent registered public accounting firm, BDO Seidman, LLP at December 31, 2006, we recorded journal entries which, individually and in the aggregate, were material and evidenced a weakness in our internal control reporting procedures. To address this weakness, we have initiated a review of our training and supervision policies and procedures, particularly with respect to the functions in which adjustment had been made, which includes an evaluation of the specific knowledge and skills required to perform each function, an assessment of the personnel training necessary to perform such function adequately, a plan to ensure that all personnel receive the appropriate level of training, and a review and modification of the supervisory procedures over such personnel.

We believe that the measures we have taken have addressed each matter identified as a material weakness by management and our independent registered public accounting firm. We will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further actions, as appropriate.

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on his evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective in alerting him to material information that is required to be included in the reports that we file or submit under the Securities Exchange Act of 1934 and that the information required to be disclosed in the reports that we file or submit under Securities Exchange Act of 1934 is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Except as otherwise discussed herein, there has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.

During the March 2007 quarter, we sustained modest declines in revenue from our largest customer, British Telecommunications, from both the comparable quarter of 2006 and the last quarter of 2006, and, based on a change in the product mix, our gross margin declined on our sales to British Telecommunications. Due to our reliance on significant business from British Telecommunications, our revenue and net income could be impaired by any material reduction of sales to British Telecommunications or any material reduction in the gross margin on sales to British Telecommunications.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 3. Defaults Upon Senior Securities.

See Note 3 of Notes to Unaudited Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for information concerning defaults on our subordinated debt.

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

PORTA SYSTEMS CORP.

Dated: May 11, 2007	By	/s/ Edward B. Kornfeld
Edward B. Kornfeld
Chief Executive Officer and Chief Financial Officer