Form 10-Q
period 2007-06-30
PORTA SYSTEMS CORP
filed 2007-08-13
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock (par value $0.01) 10,075,560 shares as of August 3, 2007.

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements
PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)

	Unaudited
	June 30,	December 31,
Assets	2007	2006
Current assets
Cash and cash equivalents	$669	$2,102
Accounts receivable - trade, less allowance for doubtful accounts of $23 in 2007 and $13 in 2006	6,068	5,417
Inventories	5,550	4,591
Prepaid expenses and other current assets	610	697
Assets of discontinued operations	—	383
Total current assets	12,897	13,190

Property, plant and equipment, net	1,557	1,571
Goodwill, net	2,961	2,961
Other assets	54	51
Long term assets of discontinued operations	—	11
Total assets	$17,469	$17,784

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt, principal amount	$23,373	$23,513
Subordinated notes, principal amount	6,144	6,144
6% convertible subordinated debentures, principal amount	385	385
Accounts payable	5,453	6,106
Accrued expenses and other	2,760	2,136
Accrued interest payable	6,917	6,127
Liabilities of discontinued operations	—	425
Total current liabilities	45,032	44,836

Deferred compensation, net of current portion	739	771
Total long-term liabilities	739	771
Total liabilities	45,771	45,607

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $.01; authorized 20,000,000 shares, issued 10,106,501 shares in 2007 and 10,106,480 in 2006	101	101
Additional paid-in capital	76,125	76,125
Accumulated deficit	(98,339)	(97,713)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,251)	(4,398)
	(26,364)	(25,885)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(28,302)	(27,823)
Total liabilities and stockholders’ deficit	$17,469	$17,784

See accompanying notes to unaudited consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Six Months Ended
	June 30,	June 30,
	2007	2006

Sales	$15,271	$16,021
Cost of sales	10,576	10,556
Gross profit	4,695	5,465

Selling, general and administrative expenses	2,993	2,704
Research and development expenses	778	756
Total expenses	3,771	3,460

Operating income	924	2,005

Interest expense, net	(990)	(587)
Other income (expense), net	—	2

Income (loss) from continuing operations before income taxes	(66)	1,420

Income tax expense	(39)	(70)

Income (loss) from continuing operations before discontinued operations	(105)	1,350

Discontinued operations:
Loss from discontinued operations (net of taxes of zero)	(87)	(159)
Write off of net assets of discontinued operations	(434)	—
Total loss from discontinued operations	(521)	(159)

Net income (loss)	$(626)	$1,191

Other comprehensive (loss):
Foreign currency translation adjustments	(61)	(126)

Comprehensive income (loss)	$(687)	$1,065

Basic income (loss) per share of common stock:
Continuing operations	$(0.01)	$0.13
Discontinued operations	(0.05)	(0.01)
	$(0.06)	$0.12

Weighted average shares outstanding	10,076	10,076

Diluted income (loss) per share of common stock:
Continuing operations	$(0.01)	$0.13
Discontinued operations	(0.05)	(0.01)
	$ (0.06)	$0.12

Weighted average shares outstanding	10,076	10,105

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	June 30,	June 30,
	2007	2006
Sales	$7,069	$8,084
Cost of sales	4,994	5,332
Gross profit	2,075	2,752

Selling, general and administrative expenses	1,412	1,406
Research and development expenses	405	347
Total expenses	1,817	1,753

Operating income	258	999

Interest expense, net	(550)	(289)
Other income, net	—	—
Income (loss) from continuing operations before income taxes	(292)	710

Income tax expense	(12)	(47)

Income (loss) from continuing operations before discontinued operations	(304)	663

Discontinued operations:
Loss from discontinued operations (net of taxes of zero)	(53)	(76)
Write off of net assets of discontinued operations	(434)	—
Total loss from discontinued operations	(487)	(76)

Net income (loss)	$(791)	$587

Other comprehensive income (loss):
Foreign currency translation adjustments	(134)	167

Comprehensive (loss) income	$(925)	$754

Basic income (loss) per share of common stock:
Continuing operations	$(0.03)	$0.07
Discontinued operations	(0.05)	(0.01)
	$(0.08)	$0.06

Weighted average shares outstanding	10,076	10,076

Diluted income (loss) per share of common stock
Continuing operations	$(0.03)	$0.07
Discontinued operations	(0.05)	(0.01)
	$ (0.08)	$0.06

Weighted average shares outstanding	10,076	10,098

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash flows from operating activities of continuing operations:
Net income (loss)	$(626)	$1,191
Loss from discontinued operations	521	159
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	249	175
Changes in operating assets and liabilities:
Accounts receivable	(651)	(1,459)
Inventories	(959)	679
Prepaid expenses and other current assets	87	(312)
Other assets	(3)	—
Accounts payable, accrued expenses and other liabilities	696	2,161
Net cash (used in) provided by continuing operations	(686)	2,594

Net cash used in operations of discontinued operations	—	(1,480)

Net cash (used in) provided by operating activities	(686)	1,114

Cash flows from investing activities:
Capital expenditures	(236)	(292)
Net cash used in investing activities	(236)	(292)

Cash flows from financing activities:
Repayments of senior debt	(140)	(675)
Net cash used in financing activities	(140)	(675)

Effect of exchange rate changes on cash	(371)	138

Increase (decrease) in cash and cash equivalents	(1,433)	285

Cash and cash equivalents - beginning of the year	2,102	1,254

Cash and cash equivalents - end of the period	$669	$1,539

Supplemental cash flow disclosure:

Cash paid for interest expense	$181	$678

Cash paid for income taxes	$—	$52

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management’s Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2006. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2006 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the second quarter or the first six months of 2007 are not necessarily indicative of results for the year.

Note 2: Inventories

Inventories, from continuing operations, are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows (net of reserve of $2,010,000 for 2007 and $2,345,000 for 2006):

	June 30, 2007	December 31, 2006
	(In thousands)
Parts and components	$3,512	$3,637
Work-in-process	1,307	543
Finished goods	731	411
	$5,550	$4,591

Note 3: Senior and Subordinated Debt

On June 30, 2007, the Company’s liability to its senior debt holder was $23,373,000 plus accrued interest of $312,000. During the fourth quarter of 2004, SHF IX LLC, an affiliate of Stonehill Financial, LLC, purchased the Company’s senior debt of approximately $25,000,000 from Wells Fargo Foothill, Inc. The Company has made payments through June 30, 2007 totaling $2,876,000 as required by amendments and extensions of the loan agreement, of which $659,000 was applied to interest and $2,217,000 was applied to principal. On February 7, 2007 Cheyne Special Situations Fund L.P (“Cheyne”) purchased the Company’s senior debt of approximately $23,400,000 from SHF IX, LLC and subsequently extended the maturity of the senior debt to October 1, 2007. At June 30, 2007, the Company had made one interest payment of approximately $180,600 to Cheyne. The Company can not give any assurance that the holder of its senior debt will extend the loan beyond October 1, 2007. Any adverse event, including declines in business, could have an effect on the decision of the senior debt holder to extend or demand payment on the notes. If the senior debt holder does not extend the maturity of the Company’s senior debt beyond October 1, 2007 or if the senior debt holder demands payment of all or a significant portion of the senior debt when due, the Company will not be able to continue in business, and it is likely that it will seek protection under the Bankruptcy Code.

As of June 30, 2007, the Company’s short-term debt also included $6,144,000 principal amount of subordinated debt that became due on July 3, 2001 and $385,000 principal amount of 6% debentures which became due on July 2, 2002. The interest rate on the 6% debentures increased to 8.26% as a result of our failure to make interest payments on the debentures since July 1, 2000 and our failure to pay principal on July 2, 2002. Accrued interest on the subordinated notes and the 6% debentures was approximately $6,604,000, which represents interest through June 30, 2007. We are precluded by our senior debt holder from paying any principal or interest on the subordinated debt.

Note 4: Accounting for Stock Based Compensation

For the six months ended June 30, 2007, the Company issued 20,000 stock options under its 1999 Plan that provides for the automatic grant to non-management directors. This Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year. Options under this Plan have a term of 10 years. The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period when granting stock options. All options previously granted are fully vested. Based on the Black-Scholes valuation model there is no non-cash compensation expense attributable to stock options granted during the quarters. Stock compensation expense for all vested options to date is diminutive.

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

Due to continuing losses in the Operating Support Systems (“OSS”) division, combined with difficulties in marketing OSS products in view of the Company’s financial condition, the Company decided in December 2003 that it would discontinue this operating segment. As a result, the Company limited the OSS activities to the performance of contractual maintenance and warranty services through June 2007 (see Note 7). Accordingly, as of June 30, 2007 the net assets of $434,000 of this operation were written off and the results of operations of the OSS division have been segregated and reported separately as discontinued operations on the consolidated financial statements in this Form 10-Q. OSS was engaged in the business of marketing, manufacturing and selling products that automate the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment.

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

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales:
Line	$12,615,000	$13,468,000	$5,815,000	$6,981,000
Signal	2,637,000	2,407,000	1,249,000	994,000
Total of Continuing Operations	$15,252,000	$15,875,000	$7,064,000	$7,975,000

Segment profit:
Line	$1,746,000	$2,615,000	$684,000	$1,410,000
Signal	698,000	606,000	279,000	222,000
Total of Continuing Operations	$2,444,000	$3,221,000	$963,000	$1,632,000

The following table reconciles segment totals to consolidated totals:

	Six Months Ended		Three Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales:
Total revenue for reportable segments	$15,252,000	$15,875,000	$7,064,000	$7,975,000
Other revenue	19,000	146,000	5,000	109,000
Consolidated total revenue	$15,271,000	$16,021,000	$7,069,000	$8,084,000

Operating income (loss):
Total segment income for reportable segments	$2,444,000	$3,221,000	$963,000	$1,632,000
Corporate and unallocated	(1,520,000)	(1,216,000)	(705,000)	(633,000)
Consolidated total operating income	$924,000	$2,005,000	$258,000	$999,000

Note 6:  New accounting pronouncements

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of implementation of SFAS No. 159 on our consolidated financial statements.

Note 7:  Discontinued operations

In December, 2003, the Company decided to wind down its OSS business. This decision was made because of continuing losses combined with difficulties in marketing OSS products in view of the Company’s financial condition. As of June 30, 2007, the Company discontinued operating this business. Accordingly, as of June 30, 2007, the OSS net assets of $434,000 were written off and the operations of the segment were reported in the Consolidated Financial Statements as a discontinued operation through June 30, 2007.

Results of operations for OSS have been segregated from continuing operations and are reflected as discontinued operations approximately as follows:

	Six Months Ended June 30,
	2007	2006

Revenues	$100,000	$196,000

Loss from discontinued operations	(87,000)	(159,000)
Write off of net assets of discontinued operations	(434,000)	—
Total loss from discontinued operations	$(521,000)	$(159,000)

	Three Months Ended June 30,
	2007	2006

Revenues	$28,000	$91,000

Loss from discontinued operations	(53,000)	(76,000)
Write off of net assets of discontinued operations	(434,000)	—
Total loss from discontinued operations	$(487,000)	$(76,000)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of  Operations

The Company’s consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	100%	100%	100%	100%
Cost of sales	69%	66%	70%	66%
Gross profit	31%	34%	30%	34%
Selling, general and administrative expenses	20%	17%	20%	17%
Research and development expenses	5%	5%	6%	5%
Operating income	6%	12%	4%	12%
Interest expense - net	(7%)	(4%)	(8%)	(4%)
Income (loss) from continuing operations	(1%)	8%	(4%)	8%
Loss from discontinued operations	(3%)	(1%)	(7%)	(1%)
Net (loss) income	(4%)	7%	(11%)	7%

The Company’s sales, from continuing operations, by product line for the periods ended June 30, 2007 and 2006 are as follows:

	Six Months Ended June 30,
	$(000)
	2007		2006
Line connection/protection equipment	$12,615	82%	$13,468	84%
Signal Processing	2,637	17%	2,407	15%
Other	19	1%	146	1%
	$15,271	100%	$16,021	100%

	Three Months Ended June 30,
	$(000)
	2007		2006
Line connection/protection equipment	$5,815	82%	$6,981	87%
Signal Processing	1,249	18%	994	12%
Other	5	—%	109	1%
	$7,069	100%	$8,084	100%

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

Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment primarily to telephone operating companies outside the United States and through distribution to designers, engineers and installers in the United States. Our Line division generated net income from operations for the three and six months ended June 30, 2007 and the comparable periods of 2006. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated net income from operations for the three and six months ended June 30, 2007 and 2006. We recognize revenue from Line and Signal products when the product is shipped.

On June 30, 2007, our liability to our senior debt holder was $23,373,000 plus accrued interest of $312,000. On February 7, 2007 Cheyne Special Situations Fund L.P (“Cheyne”) purchased our senior debt of approximately $23,400,000 from SHF IX, LLC and subsequently extended the maturity of our senior debt to October 1, 2007. We cannot give any assurance that our senior debt holder will extend the maturity date beyond October 1, 2007. Any adverse event, including declines in business, could have an effect on the decision of our senior debt holder to extend or demand payment on the notes. If our senior debt holder does not extend the maturity of our senior debt beyond October 1, 2007 or if our senior debt holder demands payment of all or a significant portion of the senior debt when due, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code.

Results of Continuing Operations

The below narratives discuss the activities of our continuing operations.

Line equipment sales for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, decreased by $853,000 (7%) from $13,468,000 to $12,615,000. Sales for the three months ended June 30, 2007 decreased by $1,166,000 (17%) from $6,981,000 in 2006 to $5,815,000 in 2007. The decrease in sales for the six and the three months is the result of a decline in orders from British Telecommunications that was partially offset by higher sales of connection and protection product to a North America customer. A significant percentage of our revenues are derived from British Telecommunications and its installers. Any significant reduction in the level of business from British Telecommunications and its installers could have material adverse effect upon both our revenue and net income. Thus far this year we have experienced a significant drop off of orders from British Telecommunications’ installers, although direct sales to British Telecommunications remain significant.

Signal sales for the six months ended June 30, 2007 were $2,637,000, compared to $2,407,000 in the same period of 2006, an increase of $230,000 (10%). Sales for the three months ended June 30, 2007 compared to 2006, increased by $255,000 (26%) from $994,000 to $1,249,000. The growth in Signal revenue for the first half of 2007 resulted primarily from increased sales to the military sector as reflected in our first quarter sales.

Gross margin for the six months ended June 30, 2007 was 31% compared to 34% for the six months ended June 30, 2006. Gross margin for the quarter ended June 30, 2007 was 30% compared to 34% for the quarter ended June 30, 2006. The decrease for the quarter and six months is primarily related to a change in product mix sold to British Telecommunications from the higher gross profit DSL products to the lower margin local loop unbundling products and a negotiated price decrease on products sold to British Telecommunications. Our Signal segment gross margin slightly increased during the quarter and six months due to sales mix.

Selling, general and administrative expenses increased by $289,000 (11%) from $2,704,000 to $2,993,000 for the six months ended June 30, 2007 compared to 2006. For the quarter ended June 30, 2007 selling, general and administrative expenses increased by $6,000 from $1,406,000 in 2006 to $1,412,000 in 2007. The selling expense increase for the six months ended June 30, 2007 relates primarily to increased expenses in our Line segment for advertising and commissions as our marketing activities for this segment were increased during this period. The selling expense increase in the second quarter in our Signal segment for salaries, benefits and commissions was partially offset by decreased spending in our Line segment for commissions and advertising. General and administrative costs increased, for the six months and the quarter, primarily due to increased expenses related to our debt restructuring efforts.

For the six months ended June 30, 2007 compared to 2006, research and development expenses increased by $22,000 (3%) to $778,000 from $756,000. For the quarter ended June 30, 2007 compared to 2006, research and development expenses increased by $58,000 (17%) to $405,000 from $347,000. The increase for the six months and the quarter resulted primarily from increased spending in the second quarter by our line connection/protection division to enhance our existing line products and develop new products. Our research and development expenses declined during the first quarter of 2007 from the comparable period of 2006.

As a result of the foregoing, for the six months ended June 30, 2007, we had an operating income from continuing operations of $924,000 compared with $2,005,000 in the same period of 2006. We had an operating income from continuing operations of $258,000 for the quarter ended June 30, 2007 as compared with $999,000 in the same period of 2006.

Interest expense, net, for the six months ended June 30, 2007 was $990,000, an increase of $403,000 from $587,000 for the six months ended June 30, 2006. For the three months ended June 30, 2007 the interest expense was $550,000 compared to $289,000 for the comparable period last year. These increases of $403,000 and $261,000 for the six months and three months, respectively, are primarily related to interest on our senior debt under the terms of our extension agreement with the debt holder. We do not accrue interest on the entire amount of the senior debt of approximately $23,400,000 under the terms of our agreement with the holder of our senior debt. Interest has accrued from February 7, 2007 on $10,000,000 of the senior debt at 12.5% as a result of the terms of the February 7, 2007 extension of the maturity of our senior debt.

Income tax expense for the quarter and six months ended June 30, 2007 relates to state and foreign taxes. No federal income tax expense has been provided due to losses incurred during the six-months period.

As a result of the foregoing, we generated a net loss from continuing operations of $105,000, or $0.01 per share (basic and diluted), for the six months ended June 30, 2007, compared with net income from continuing operations of $1,350,000, or $0.13 per share (basic and diluted), in 2006. The net loss for the three months ended June 30, 2007, from continuing operations, was $304,000, or $0.03 per share (basic and diluted), compared with net income of from continuing operations $663,000, $0.07 per share (basic and diluted) in 2006.

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $669,000 compared with $2,102,000 at December 31, 2006. The reduction in our cash position primarily reflects increases of $651,000 in accounts receivable and $959,000 in inventory, a decrease of $653,000 in accounts payable and payments of $331,000 with respect to our senior debt, of which $140,000 was principal and $191,000 was interest. These factors were also reflected in our working capital deficit at June 30, 2007 of $32,135,000, as compared with a working capital deficit of $31,646,000 at December 31, 2006, an increase of $489,000 in our working capital deficit.

During the first six months of 2007, we paid $331,000 to our senior debt holder of which approximately $191,000 was applied to interest and $140,000 was applied to principal.

As of June 30, 2007, our senior debt includes $23,373,000 of principal and $312,000 of accrued interest, which matures on October 1, 2007; and $6,529,000 of principal and $6,604,000 of accrued interest on our subordinated notes and 6% debentures that became due on July 3, 2001 and July 2, 2002, respectively. We are prohibited by our senior debt holder from paying principal or interest on any of the subordinated debt. At June 30, 2007, we did not have sufficient resources to repay either the senior lender or the subordinated lenders and it is unlikely that we can generate such cash from our operations.

In December, 2003, the Company decided to wind down its OSS business. This decision was made because of continuing losses combined with difficulties in marketing OSS products in view of our financial condition. As of June 30, 2007, the Company discontinued operating this business. Accordingly, as of June 30, 2007, the OSS net assets of $434,000 were written off and the operations of the segment were reported in the Consolidated Financial Statements as a discontinued operation through June 30, 2007.

We are addressing our working capital and liquidity problems by seeking a restructuring of our senior and subordinated debts as well as significant amounts of unsecured debt due to third parties. Any restructuring of our Company will result in very significant dilution to the holders of our common stock and will require the approval of the holders of our common stock and subordinated debt. If we do not restructure our debt and the senior lender does not extend the maturity of our senior debt beyond October 1, 2007, or if our senior debt holder demands payment of all or a significant portion of the senior debt when due, whether on October 1, 2007 or upon the expiration of a subsequent extension, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code.

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

- Our United Kingdom subsidiary had identified a weakness in the segregation of duties, specifically as they relate to cash management. We implemented measures to segregate certain functions and otherwise improve cash management functions including a division of the function of authorizing and issuing payments. In addition, as a result of a change in personnel in our main office, we were unable to fully implement our existing internal cash management functions at our main office during a portion of 2006, which has been remedied by implementing our preexisting internal control polices.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

 In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Form 10-Q are not the only risks facing our Company.

During the quarter and six months ended June 30, 2007, we sustained declines in revenue from our largest customer, British Telecommunications, from the comparable three and six month periods of 2006, and, based on a change in the product mix, our gross margin declined on our sales to British Telecommunications. Due to our reliance on significant business from British Telecommunications, our revenue and net income could be impaired by any material reduction of sales to British Telecommunications or any material reduction in the gross margin on sales to British Telecommunications.

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

Dated: August 13, 2007
By:  /s/ Edward B. Kornfeld

Edward B. Kornfeld
Chief Executive Officer and Chief Financial Officer