Form 10-Q
period 2007-09-30
PORTA SYSTEMS CORP
filed 2007-11-13
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Common stock (par value $0.01) 10,075,561 shares as of October 26, 2007.

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)

	Unaudited
	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$396	$2,102
Accounts receivable - trade, less allowance for doubtful accounts of $23 in 2007 and $13 in 2006	5,514	5,417
Inventories	5,976	4,591
Prepaid expenses and other current assets	480	697
Assets of discontinued operations	—	383
Total current assets	12,366	13,190

Property, plant and equipment, net	1,601	1,571
Goodwill, net	2,961	2,961
Other assets	51	51
Long term assets of discontinued operations	—	11
Total assets	$16,979	$17,784

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt, principal amount	$23,373	$23,513
Subordinated notes, principal amount	6,144	6,144
6% convertible subordinated debentures, principal amount	385	385
Accounts payable	5,472	6,106
Accrued expenses and other	2,478	2,136
Accrued interest payable	7,157	6,127
Liabilities of discontinued operations	—	425
Total current liabilities	45,009	44,836

Deferred compensation, net of current portion	724	771
Total long-term liabilities	724	771

Total liabilities	45,733	45,607

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $.01; authorized 20,000,000 shares, issued 10,106,501 shares in 2007 and 10,106,501 in 2006	101	101
Additional paid-in capital	76,125	76,125
Accumulated deficit	(98,765)	(97,713)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,277)	(4,398)
	(26,816)	(25,885)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(28,754)	(27,823)
Total liabilities and stockholders’ deficit	$16,979	$17,784

See accompanying notes to unaudited consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Nine Months Ended
	September 30,	September 30,
	2007	2006

Sales	$21,922	$25,039
Cost of sales	15,139	16,593
Gross profit	6,783	8,446

Selling, general and administrative expenses	4,526	4,090
Research and development expenses	1,201	1,164
Total expenses	5,727	5,254

Operating income	1,056	3,192

Interest expense, net	(1,536)	(848)
Other income (expense), net	7	2

Income (loss) from continuing operations before income taxes	(473)	2,346

Income tax expense	(58)	(92)

Income (loss) from continuing operations before discontinued operations	(531)	2,254

Discontinued operations:
Loss from discontinued operations (net of taxes of zero)	(87)	(245)
Write off of net assets of discontinued operations	(434)	—
Total loss from discontinued operations	(521)	(245)

Net income (loss)	$(1,052)	$2,009

Other comprehensive (loss):
Foreign currency translation adjustments	(121)	(173)

Comprehensive income (loss)	$(1,173)	$1,836

Basic income (loss) per share of common stock:
Continuing operations	$(.05)	$0.22
Discontinued operations	(.05)	(0.02)
	$(.10)	$0.20

Weighted average shares outstanding	10,076	10,076

Diluted income (loss) per share of common stock:
Continuing operations	$(.05)	$0.22
Discontinued operations	(.05)	(0.02)
	$(.10)	$0.20

Weighted average shares outstanding	10,076	10,104

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2007	2006
Sales	$6,651	$9,018
Cost of sales	4,563	6,036
Gross profit	2,088	2,982

Selling, general and administrative expenses	1,533	1,386
Research and development expenses	423	408
Total expenses	1,956	1,794

Operating income	132	1,188

Interest expense, net	(547)	(261)
Other income, net	9	—
Income (loss) from continuing operations before income taxes	(406)	927

Income tax expense	(19)	(22)

Income (loss) from continuing operations before discontinued operations	(425)	905

Discontinued operations:
Loss from discontinued operations (net of taxes of zero)	—	(87)
Write off of net assets of discontinued operations	—	—
Total loss from discontinued operations	—	(87)

Net income (loss)	$(425)	$818

Other comprehensive income (loss):
Foreign currency translation adjustments	(26)	(47)

Comprehensive income (loss)	$(451)	$771

Basic income (loss) per share of common stock:
Continuing operations	$(.04)	$0.09
Discontinued operations	(—)	(0.01)
	$(.04)	$0.08

Weighted average shares outstanding	10,076	10,076

Diluted income (loss) per share of common stock
Continuing operations	$(.04)	$0.09
Discontinued operations	(—)	(0.01)
	$ ( .04)	$0.08

Weighted average shares outstanding	10,076	10,103

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash flows from operating activities of continuing operations:
Net income (loss)	$(1,052)	$2,009
Loss from discontinued operations	521	245
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	281	193
Changes in operating assets and liabilities:
Accounts receivable	(18)	(2,883)
Inventories	(1,346)	625
Prepaid expenses and other current assets	209	(349)
Other assets	—	4
Accounts payable, accrued expenses and other liabilities	240	2,879
Net cash (used in) provided by continuing operations	(1,165)	2,723

Net cash used in operations of discontinued operations	(87)	(1,406)

Net cash (used in) provided by operating activities	(1,252)	1,317

Cash flows from investing activities:
Capital expenditures, net	(304)	(149)
Net cash used in investing of discontinued operations	—	(184)
Net cash used in investing activities	(304)	(333)

Cash flows from financing activities:
Increase in senior debt	—	154
Repayments of senior debt	(140)	(1,013)
Net cash used in financing activities	(140)	(859)

Effect of exchange rate changes on cash	(10)	(24)

Increase (decrease) in cash and cash equivalents	(1,706)	101

Cash and cash equivalents - beginning of the year	2,102	1 ,254

Cash and cash equivalents - end of the period	$396	$1,355

Supplemental cash flow disclosure:

Cash paid for interest expense	$568	$159

Cash paid for income taxes	$—	$74

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Management’s Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2006. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2006 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the third quarter or the first nine months of 2007 are not necessarily indicative of results for the year.

Note 2: Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows (net of reserve of $1,953,000 for 2007 and $2,345,000 for 2006):

	September 30, 2007	December 31, 2006
	(In thousands)
Parts and components	$3,535	$3,637
Work-in-process	1,096	543
Finished goods	1,345	411
	$5,976	$4,591

Note 3: Senior and Subordinated Debt

On September 30, 2007, the Company’s liability to its senior debt holder was $23,373,000 plus accrued interest of $312,000. During the fourth quarter of 2004, SHF IX LLC, an affiliate of Stonehill Financial, LLC, purchased the Company’s senior debt of approximately $25,000,000 from Wells Fargo Foothill, Inc. The Company has made payments through September 30, 2007 totaling $2,876,000 as required by amendments and extensions of the loan agreement, of which $659,000 was applied to interest and $2,217,000 was applied to principal. On February 7, 2007 Cheyne Special Situations Fund L.P (“Cheyne”) purchased the Company’s senior debt of approximately $23,400,000 from SHF IX, LLC and subsequently extended the maturity of the senior debt to February 1, 2008. Through September 30, 2007, the Company had made interest payments of approximately $493,000 to Cheyne. The Company can not give any assurance that the holder of its senior debt will extend the loan beyond February 1, 2008. Any adverse event, including declines in business, could have an effect on the decision of the senior debt holder to extend or demand payment on the notes. If the senior debt holder does not extend the maturity of the Company’s senior debt beyond February 1, 2008 or if the senior debt holder demands payment of all or a significant portion of the senior debt when due, the Company will not be able to continue in business, and it is likely that it will seek protection under the Bankruptcy Code. See Note 8 regarding additional loans to the Company, subsequent to September 30, 2007.

As of September 30, 2007, the Company’s short-term debt also included $6,144,000 principal amount of subordinated notes that became due on July 3, 2001 and $385,000 principal amount of 6% debentures which became due on July 2, 2002. The interest rate on the 6% debentures increased to 8.26% as a result of our failure to make interest payments on the debentures since July 1, 2000 and our failure to pay principal on July 2, 2002. The interest rate on the subordinated note increased to 15% as a result of our failure to pay the subordinated notes when due on July 3, 2001. Accrued interest on the subordinated notes and the 6% debentures was approximately $6,844,000, which represents interest through September 30, 2007. We are precluded by our senior debt holder from paying any principal or interest on the subordinated debt.

Note 4: Accounting for Stock Based Compensation

For the nine months ended September 30, 2007, the Company issued nonqualified stock options to purchase 20,000 shares of common stock under its 1999 Plan that provides for the automatic grant to non-management directors. This Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year. Options under this Plan have a term of 10 years. The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period when granting stock options. All options previously granted are fully vested. Based on the Black-Scholes valuation model there is no non-cash compensation expense attributable to stock options granted during the quarters. Stock compensation expense for all vested options to date is diminutive.

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

The Company formerly had a third reportable segment - Operating Support Systems (“OSS”), which was engaged in the business of marketing, manufacturing and selling products that automated the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment. Due to continuing losses in the OSS division, combined with difficulties in marketing OSS products in view of the Company’s financial condition, the Company decided in December 2003 that it would discontinue this operating segment. As a result, the Company limited the OSS activities to the performance of contractual maintenance and warranty services through June 2007 (see Note 7). Accordingly, as of June 30, 2007, the net assets of $434,000 of this operation were written off and the results of operations of the OSS division have been segregated and reported separately as discontinued operations on the consolidated financial statements in this Form 10-Q.

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

	Nine Months Ended		Three Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Sales:
Line	$18,228,000	$21,308,000	$5,594,000	$7,694,000
Signal	3,694,000	3,731,000	1,057,000	1,324,000
Total of Continuing Operations	$21,922,000	$25,039,000	$6,651,000	$9,018,000

Segment profit:
Line	$2,383,000	$3,956,000	$637,000	$1,341,000
Signal	933,000	1,067,000	235,000	462,000
Total of Continuing Operations	$3,316,000	$5,023,000	$872,000	$1,803,000

The following table reconciles segment totals to consolidated totals:

Operating income (loss):
Total segment income for reportable segments	$3,316,000	$5,023,000	$872,000	$1,803,000
Corporate and unallocated	(2,260,000)	(1,831,000)	(740,000)	(615,000)
Consolidated total operating income	$1,056,000	$3,192,000	$132,000	$1,188,000

Note 6: New accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The objective of this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on our financial position or results of operations.

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

Note 7: Discontinued operations

In December, 2003, the Company decided to wind down its OSS business. This decision was made because of continuing losses combined with difficulties in marketing OSS products in view of the Company’s financial condition. As of June 30, 2007, the Company discontinued operating this business. Accordingly, as of June 30, 2007, the OSS net assets of $434,000 were written off and the operations of the segment are reported in the Consolidated Financial Statements as a discontinued operation.

Results of operations for OSS have been segregated from continuing operations and are reflected as discontinued operations approximately as follows:

	Nine Months Ended September 30,
	2007	2006

Revenues	$100,000	$276,000

Loss from discontinued operations	(87,000)	(245,000)
Write off of net assets of discontinued operations	(434,000)	—
Loss from discontinued operations	$(521,000)	$(245,000)

	Three Months Ended September 30,
	2007	2006

Revenues	$—	$80,000

Loss from discontinued operations	—	(87,000)
Write off of net assets of discontinued operations	—	—
Loss from discontinued operations	$—	$(87,000)

Note 8: Subsequent events

On October 23, 2007 the Company borrowed $1,000,000 (“the New Note”) from Cheyne , our senior debt holder. Interest accrues at an amount equal to the six month Libor rate plus 10%. Principal and accrued interest is payable December 1, 2007 and January 1, 2008, based on average excess cash availability over $250,000. The principal balance of the note and accrued interest is due on February 1, 2008. The new note is collateralized by all of the assets which are secured to the existing senior debt holder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Sales	100%	100%	100%	100%
Cost of sales	69%	66%	69%	67%
Gross profit	31%	34%	31%	33%
Selling, general and administrative expenses	21%	17%	23%	16%
Research and development expenses	5%	5%	6%	4%
Operating income	5%	12%	2%	13%
Interest expense - net	(7)%	(3)%	(8)%	(3)%
Income (loss) from continuing operations	(2)%	9%	(6)%	10%
Loss from discontinued operations	(3)%	(1)%	(0)%	(1)%
Net (loss) income	(5)%	8%	(6)%	9%

The Company’s sales, from continuing operations, by product line for the periods ended September 30, 2007 and 2006 are as follows:

	Nine Months Ended September 30,
	$(000)
	2007		2006
Line	$18,228	83%	$21,308	85%
Signal	3,694	17%	3,731	15%
	21,922	100%	$25,039	100%

	Three Months Ended September 30,
	$(000)
	2007		2006
Line	$5,594	84%	$7,694	85%
Signal	1,057	16%	1,324	15%
	$6,651	100%	$9,018	100%

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

Our Line equipment is designed to connect copper-wired telecommunications networks and to protect telecommunications equipment from voltage surges. We market this equipment primarily to telephone operating companies outside the United States and through distribution to designers, engineers and installers in the United States. Our Line division generated net income from operations for the three and nine months ended September 30, 2007 and the comparable periods of 2006. We market Signal equipment principally for use in defense and aerospace applications. The Signal division generated net income from operations for the three and nine months ended June 30, 2007 and 2006. We recognize revenue from Line and Signal products when the product is shipped.

On September 30, 2007, our liability to our senior debt holder was $23,373,000 plus accrued interest of $312,000. On February 7, 2007, Cheyne purchased our senior debt of $23,400,000 from SHF IX, LLC and subsequently extended the maturity of our senior debt to February 1, 2008. In October 2007, Cheyne lent us an additional $1,000,000 which is due on February 1, 2008. We cannot give any assurance that our senior debt holder will extend the maturity date beyond February 1, 2008. Any adverse event, including declines in business, could have an effect on the decision of our senior debt holder to extend or demand payment on the notes. If our senior debt holder does not extend the maturity of our senior debt beyond February 1, 2008 or if our senior debt holder demands payment of all or a significant portion of the senior debt when due, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code.

We are very dependent upon a small number of customers, particularly British Telecommunications. Total sales to British Telecommunications, consisting of direct sales and sales to systems integrators for British Telecommunications (including Fujitsu) were $10,200,000 (47 % of sales) for the nine months ended September 30, 2007, $20,000,000 (62%) for the year end 2006, $13,900,000 (50%) for the year 2005 and $13,600,000 (50%) for the year 2004. To the extent that British Telecommunications reduces its purchases from, or purchases products at a price which results in a reduced gross margin, our ability to operate profitably will be impaired. During the nine months ended September 30, 2007, British Telecommunication changed its equipment purchase practices, with a result that our sales to British Telecommunications and its systems integrators declined from $15,500,000 for the nine months ended September 30, 2006 to $10,200,000 for the nine months ended September 30, 2007. This decline in sales is the principal reason for our loss from continuing operation of $531,000 as compared to income of $2,254,000 for the comparable period of 2006. We may not be able to replace this business from other customers and we cannot give any assurance that British Telecommunications will increase its purchases from us in the future.

We are engaged in discussions with Cheyne and the holders of our subordinated debt and other creditors regarding the restructuring of our debt. Any such restructuring, if approved by our lenders and our stockholders, would result in both a reduction of senior,subordinated debt and other debt and a significant increase in the number of our outstanding shares of common stock. If we are unable to increase our sales to a level where we can operate profitably or if we are unable to obtain stockholder approval, we may not be able to effect a debt restructuring, in which event it is likely that we will seek protection under the Bankruptcy Code.

Results of Continuing Operations

The below narratives discuss the activities of our continuing operations.

Line equipment sales for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, decreased by $3,080,000 (14%) from $21,308,000 to $18,228,000. Sales for the three months ended September 30, 2007 decreased by $2,100,000 (27%) from $7,694,000 in 2006 to $5,594,000 in 2007. The decrease in sales for the nine and the three months is the result of a significant decline in orders from British Telecommunications that was partially offset by higher demand for connection and protection product from North America customers. The increased demand of connection and protection product was $1,908,000 and $541,000 for the nine and three months ending September 30, 2007, respectively. A significant percentage of our revenues are derived from British Telecommunications and its installers. Any continuation of the significant reductions in the level of business from British Telecommunications and its installers could continue to have a material adverse effect upon both our revenue and net income. Thus far this year we have experienced a significant drop off of orders from British Telecommunications’ installers, although direct sales to British Telecommunications remain significant.

Signal sales for the nine months ended September 30, 2007 were $3,694,000, compared to $3,731,000 in the same period of 2006, a decrease of $37,000 (1%). Sales for the three months ended September 30, 2007 compared to 2006, decreased by $267,000 (20%) from $1,324,000 to $1,057,000. The decline in Signal revenue for the third quarter of 2007 was $267,000 (20%) primarily due to the deferral of anticipated orders from the military sector resulting from Congress' failure to approve the U.S. military budget.

Gross margin for the nine months ended September 30, 2007 was 31% compared to 34% for the nine months ended September 30, 2006. Gross margin for the quarter ended September 30, 2007 was 31% compared to 33% for the quarter ended September 30, 2006. The decrease for the quarter and nine months is primarily related to a change in product mix sold to British Telecommunications from the higher gross profit DSL products to the lower margin local loop unbundling products and less absorption of manufacturing overhead due to the lower level of revenue. Our Signal segment gross margin slightly increased during the quarter and nine months due to sales mix.

Selling, general and administrative expenses increased by $436,000 (11%) from $4,090,000 to $4,526,000 for the nine months ended September 30, 2007 compared to 2006. For the quarter ended September 30, 2007 selling, general and administrative expenses increased by $147,000 (11%) from $1,386,000 in 2006 to $1,533,000 in 2007. The selling expense increase for the nine months ended September 30, 2007 relates primarily to increased commission expenses. Selling expenses decreased in the third quarter primarily due to less advertising expenses, somewhat offset by higher commission, when compared to the 2006 quarter. General and administrative costs increased, for the nine months and the quarter, primarily due to increased expenses related to our debt restructuring efforts.

For the nine months ended September 30, 2007 compared to 2006, research and development expenses increased by $37,000 (3%) to $1,201,000 from $1,164,000. For the quarter ended September 30, 2007 compared to 2006, research and development expenses increased by $15,000 (4%) to $423,000 from $408,000. The increase for the nine months and the quarter resulted primarily from increased spending by our line division to enhance our existing line products and develop new products.

As a result of the foregoing, for the nine months ended September 30, 2007, we had an operating income from continuing operations of $1,056,000 compared with $3,192,000 in the same period of 2006. We had an operating income from continuing operations of $132,000 for the quarter ended September 30, 2007 as compared with $1,188,000 in the same period of 2006.

Interest expense, net, for the nine months ended September 30, 2007 was $1,536,000, an increase of $688,000 from $848,000 for the nine months ended September 30, 2006. For the three months ended September 30, 2007 the interest expense was $547,000 compared to $261,000 for the comparable period last year. These increases of $688,000 and $286,000 for the nine months and three months, respectively, are primarily related to interest on our senior debt under the terms of our extension agreement with the senior debt holder. We do not accrue interest on the entire amount of the senior debt of $23,373,000 under the terms of our agreement with the holder of our senior debt. Interest has accrued from February 7, 2007 on $10,000,000 of the senior debt at 12.5% as a result of the terms of the February 7, 2007 extension of the maturity of our senior debt.

Income tax expense for the quarter and nine months ended September 30, 2007 relates to state and foreign taxes. No federal income tax expense has been provided due to losses incurred during the nine month period

As a result of the foregoing, we generated a net loss from continuing operations of ($531,000), or ($.05) per share (basic and diluted), for the nine months ended September 30, 2007, compared with net income from continuing operations of $2,254,000, or $.22 per share (basic and diluted) in 2006. The net loss for the three months ended September 30, 2007, from continuing operations, was ($425,000), or ($.04) per share (basic and diluted), compared with net income of from continuing operations $905,000, or $.09 per share (basic and diluted)in the comparable quarter of 2006.

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $396,000 compared with $2,102,000 at December 31, 2006. The reduction in our cash position primarily reflects increases of $97,000 in accounts receivable and $1,385,000 in inventory, a decrease of $634,000 in accounts payable and payments of $633,000 with respect to our senior debt, of which $140,000 was principal and $493,000 was interest. These factors were also reflected in our working capital deficit at September 30, 2007 of $32,643,000, as compared with a working capital deficit of $31,646,000 at December 31, 2006, an increase of $997,000 in our working capital deficit.

During the first nine months of 2007, we paid $633,000 to our senior debt holder of which approximately $140,000 was applied to principal and $493,000 was applied to interest.

As of September 30, 2007, our senior debt includes $23,373,000 of principal and $312,000 of accrued interest, which matures on February 1, 2008; and $6,529,000 of principal and $6,844,000 of accrued interest on our subordinated notes and 6% debentures that became due on July 3, 2001 and July 2, 2002, respectively. We are prohibited by our senior debt holder from paying principal or interest on any of the subordinated debt. At September 30, 2007, we did not have sufficient resources to repay either the senior lender or the subordinated lenders and it is unlikely that we can generate such cash from our operations. Subsequent to the quarter ended September 30, 2007 the Company borrowed $1,000,000 from Cheyne Special Situation Fund, our senior debt holder in order to meet current working capital requirements. This loan, along with the existing senior debt, matures on February 1, 2008.

As of June 30, 2007, the Company discontinued operating the OSS division. Accordingly, as of June 30, 2007, the OSS net assets of $434,000 were written off and the operations of the OSS segment are reported in the Consolidated Financial Statements as a discontinued operation.

We are seeking to address our working capital and liquidity problems by seeking a restructuring of our senior and subordinated debts as well as significant amounts of unsecured debt due to third parties. Although the debt restructuring, if implemented, will improve our working capital, it will not provide us with any additional cash for our operations. Our only source of funds is Cheyne, which advanced us $1,000,000 in October 2007. However, our continuing losses and the uncertainty of any significant increase in business from British Telecommunications will increase the difficulties in obtaining financings from other sources, and we cannot give any assurance that Cheyne will provide us with any additional funding if the need arises. Any restructuring of our Company will result in very significant dilution to the holders of our common stock and will require the approval of the holders of our common stock and subordinated debt. If we do not restructure our debt and the senior lender does not extend the maturity of our senior debt beyond February 1, 2008, or if our senior debt holder demands payment of all or a significant portion of the senior debt when due, whether on February 1, 2008 or upon the expiration of a subsequent extension, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code.

We have in the past, and may in the future, consider the sale of one or more of our divisions. However, all of our past discussions terminated without any agreement and we cannot give any assurance that we would be able to effect any sale of our business or that such a sale would not be part of a bankruptcy reorganization.

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

Item 4. Controls and Procedures

Management’s assessment identified the following weaknesses at December 31, 2006 in our internal control over financial reporting and, subsequent to December 31, 2006, we took the following steps to address those weaknesses. Accordingly, as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures. Based on his evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective.

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

During the quarter and nine months ended September 30, 2007, we sustained declines in revenue from our largest customer, British Telecommunications, from the comparable three and nine month periods of 2006, and, based on a change in the product mix, our gross margin declined on our sales to British Telecommunications. Due to our reliance on significant business from British Telecommunications, our revenue and net income could be impaired by any material reduction of sales to British Telecommunications or any material reduction in the gross margin on sales to British Telecommunications

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

PORTA SYSTEMS CORP.

Dated: November 13, 2007	By	/s/Edward B. Kornfeld
Edward B. Kornfeld
Chief Executive Officer
and Chief Financial Officer