Form 10-K
period 2007-12-31
PORTA SYSTEMS CORP
filed 2008-03-28
CIK 79564

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-8460

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ Yes  ☒ No

State aggregate market value of the voting stock held by non-affiliates of the registrant: $806,045 as of December 31, 2007.

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 10,053,617 shares of Common Stock, par value $.01 per share, as of March 12, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1. Business

Porta Systems Corp. develops, designs, manufactures and markets a range of standard and proprietary telecommunications equipment for sale domestically and internationally. Our core products, focused on ensuring communications for service providers worldwide, fall principally into two categories:

Voice and Data Connection and Protection Equipment. These products are used to connect copper wire lines, Automated Digital Subscriber Lines (“ADSL”), wireless networks, fiber connection/protection lines (“FTTX”), and security networks; and to protect equipment from voltage surges. We market our connection and protection products to telephone operating companies, customer premise providers and installers and security providers and installers throughout the world.

Signal Processing Equipment. Signal Processing products are sold principally for use in defense and aerospace applications, and support copper wire-based communications systems. Customers for signal processing equipment are major aircraft, naval ship and ground-based vehicle manufacturers, as well as their third party sub-tier partners.

Through 2004, we offered a third category of products - operations support systems, which we called OSS. We began to scale back our OSS operations in 2003 and we scaled back these operations further through 2006, limiting our activity to the performance of contractual maintenance and warranty services. In June 2007, the contractual maintenance and warranty services agreements expired and we discontinued all operations for OSS. See Note 10 of Notes to Consolidated Financial Statements. The assets and liabilities and results of operations of the OSS division through June 30, 2007 are segregated and reported separately as discontinued operations on our consolidated financial statements.

We are a Delaware corporation incorporated in 1972 as the successor to a New York corporation of the same name incorporated in 1969. Our principal offices are located at 6851 Jericho Turnpike, Syosset, New York 11791; telephone number, 516-364-9300. References to “we,” “us,” “our,” and words of like import refer to Porta Systems Corp. and its subsidiaries, unless the context indicates otherwise.
.
Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in this Form 10-K annual report, including the risks described under “Risk Factors” and the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our financial conditions, our relationship with the holder of our senior debt, factors which affect the telecommunications industry, market and customer acceptance, including our relationship with our principal customer, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Products

Telecommunications Connection and Protection Equipment.

Our connection and protection equipment includes a variety of connector blocks, protector modules, building entrance terminals, category 5E and 6 cable connectors and protectors, frames used in telephone central switching offices, voice and data installations, multiple dwelling units and customer premises applications. The connector products are used by telephone companies and installers of voice and data transmission equipment to interconnect copper and fiber subscriber lines. The protector modules are used to protect from electrical surges the equipment and personnel of telephone companies, voice and data transmission providers and customer premises equipment providers. The need for protection products has increased as a result of the worldwide move to digital technology, wireless and broadband, which is extremely sensitive to damage by electrical overloads. Moreover, private owners of telecommunications equipment now have the responsibility to protect their equipment, personnel and buildings from damage caused by electrical surges.

We also have developed a range of security products for use in Closed Circuit TV (CCTV) installations. Our CCTV video balun products allow full motion color or monochrome video transmission via cost-effective UTP CAT 3 or better cable eliminating expensive and bulky coax cable. Porta Systems’ CCTV surge protectors provide protection against voltage spikes and current surges that can disable and permanently damage expensive video equipment, including cameras and recorders, resulting in loss of important information and reduced security.

Our connection and protection products are used by international telephone service providers as well as many of the regional telecommunication service providers as well as independent telecommunication service providers in the United States, and by owners of private telecommunications equipment providing communications and data transmission facilities and equipment. These products are also purchased by equipment manufacturers for integration with their systems. In addition, our telecommunications connection products have been sold to telephone operating companies in various foreign countries. This equipment is compatible with existing telephone systems both within and outside the United States and can generally be used without modification, although we do custom-design modifications to accommodate the specific needs of our customers.

Signal Processing Products. The Signal Processing products include data bus components, cable assemblies and wideband transformers. Our data bus components provide network infrastructure that connects remote terminals used in military data transmission applications, where an extremely high level of reliability and performance is required. Our wideband video isolation transformers are used by the television and broadcast, medical imaging, in-flight entertainment and industrial process control industries to reduce ground noise, interference and improve picture quality. Our wideband products are also used by test and measurement engineers in the characterization of data transmission networks.

Sales by Product Category

The table below shows, for the last three fiscal years, the contribution to sales from continuing operations made by each of our major categories of the telecommunications industry:

	Years Ended December 31,
	2007		2006		2005
	(Dollars in thousands)
Line Connection/Protection Equipment	$22,929	82%	$27,188	83%	$21,982	79%
Signal Processing	4,891	18%	5,292	16%	5,710	21%
Other	-	-%	338	1%	127	-%
Total	$27,820	100%	$32,818	100%	$27,819	100%

Discontinued Operations

Through 2004, we sold our OSS systems primarily to telephone operating companies in established and developing countries in Asia, South and Central America and Europe. OSS systems focus on the access loop and are components of telephone companies’ service assurance and service delivery initiatives. These systems primarily focus on trouble management, line testing, network provisioning, inventory and assignment, and automatic activation, and most currently single ended line qualification for the delivery of xDSL high bandwidth services. Because of continuing losses in this division, combined with difficulties in marketing OSS products in view of our financial condition, commencing in 2003 we began to scale down these activities and in 2006 we limited our OSS activities to the performance of maintenance and warranty services under existing agreements all of which expired by June 30, 2007 at which time we discontinued operations of OSS. Effective as of June 30, 2006, the assets and liabilities and results of operations of the OSS division were segregated and reported separately as discontinued operations on our consolidated financial statements through June 30, 2007. Sales of OSS products and related services were $100,000 through June 30, 2007, $333,000 for 2006 and $785,000 for 2005.

Markets

Our connection/protection equipment is used by domestic and international service providers, by owners of private telecommunications equipment, and by manufacturers and suppliers of telephone central office and customer premises equipment. Products of this type comprising our telecommunications connection equipment are included as an integral part of all domestic and foreign voice and data networks, ADSL services, FTTX and other telecommunications systems.

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

Connection and protection products accounted for approximately 82% of our sales in 2007, 83% of our sales in 2006 and 79 % in 2005.

Our signal processing products are sold to customers in the military and aerospace industry as well as manufacturers of medical equipment and video systems. The primary communication standard in new military and aerospace systems is the MIL-STD-1553 Command Response Data Bus, an application which requires an extremely high level of reliability and performance. Our wideband transformers are required for ground noise elimination in video imaging systems and are used in the television and broadcast, medical imaging and industrial process control industries. If not eliminated, ground noise caused by poor electrical system wiring or power supplies, results in significant deterioration in system performance, including poor picture quality and process failures in instrumentation. The wideband transformers provide a cost-effective and quick solution to the problem without the need of redesign of the rest of the system. Products are designed to satisfy the specific requirements of each military or aerospace customer.

During 2007, 2006 and 2005, signal processing equipment accounted for approximately 18%, 16% and 21% of our sales, respectively.

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

British Telecommunications, PLC purchased line connecting/protecting products in the amount of $10,860,000 (39% of sales) in 2007, $9,614,000 (29% of sales) in 2006, and $5,641,000 (20% of sales) in 2005. During these years, we also sold our products to unaffiliated suppliers for resale to British Telecommunications, the most significant of which was Fujitsu Telecommunications Europe LTD, a systems integrator for British Telecommunications, to whom we sold $896,000 (3% of sales) in 2007, $8,609,000 (26% of sales) in 2006, and $3,170,000 (11% of sales) in 2005.

Our signal processing products are sold primarily to United States military and aerospace prime contractors, and domestic original equipment manufacturers and end users.

 The following table sets forth, for the last three fiscal years, our sales to customers by geographic region:

Sales from Continuing Operations by Customers’ Geographic Region (1)

	Year Ended December 31,
	2007		2006		2005
	(Dollars in thousands)
North America	$14,499	52%	$12,093	37%	$13,277	48%
United Kingdom	13,321	48%	20,725	63%	14,542	52%
Total Sales	$27,820	100%	$32,818	100%	$27,819	100%

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

Manufacturing

At present, our manufacturing and assembly operations are conducted at facilities located in Syosset, New York and Matamoros, Mexico. From time to time, we also use subcontractors to supplement our production activities and during 2007 we commenced sourcing certain manufacturing to China in order to lower the cost of manufacturing.

Source and Availability of Components

We generally purchase the standard components used in the manufacture of our products from a number of suppliers. We attempt to assure ourselves that the components are available from more than one source.

Significant Customers

Our top five customers accounted for approximately 66% of sales in 2007, 71% in 2006, and 63% in 2005, of our total revenues. Total sales to British Telecommunications, consisting of direct sales and sales to systems integrators for British Telecommunications (including Fujitsu and Telent) were $12,504,000 (45% of sales) for 2007, $20,313,000 (62%) of sales for 2006, and $14,046,000 (50%) for 2005. Direct sales to British Telecommunications (exclusive of sales to systems integrators for British Telecommunications), our largest customer for 2007, 2006 and 2005, were $ 10,860,000, (39% of sales) in 2007, $9,614,000 (29%) of sales in 2006, and $5,641,000 (20%) of sales in 2005. All of these sales to British Telecommunications were sales of connection/protection products. Sales to Fujitsu were $896,000 (3% of sales) for 2007, $8,609,000 (26%) of sales for 2006 and $3,170,000 of sales (11%) for 2005. Sales to Telent (formally Marconi) were $627,000 (2% of sales) in 2007, 1,633,000 (5% of sales) in 2006 and $3,550,000 (13% of sales) in 2005. Sales to Teléfonos de Mexico S.A. de C.V. (Telmex) were $4,585,000, (16%) of sales for 2007, $2,435,000, (7%) of sales for 2006, and $3,157,000, (11%) of sales for 2005. No other customers account for 10% or more of our sales in 2007, 2006, or 2005.

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

Backlog

At December 31, 2007, our backlog was approximately $2,368,000 compared with, our backlog of approximately $4,050,000 as of December 31, 2006. Of the December 31, 2007 backlog, approximately $597,000 represented orders from British Telecommunications. We expect to ship substantially all of our December 31, 2007 backlog during 2008.

Intellectual Property Rights

We own a number of domestic utility and design patents and have pending patent applications for certain of our products. In addition, we have foreign patent protection for a number of our products.

From time to time we enter into licensing and technical information agreements under which we receive or grant rights to produce certain subcomponents used in our products. These agreements are for varying terms and provide for the payment or receipt of royalties or technical license fees. There are no such arrangements as of December 31, 2007.

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

Competition

The voice, data and security market in which we do business is characterized by intense competition, rapid technological change and the offering of triple play. In competing for SP business, the purchase price of equipment and associated operating expenses have become significant factors, along with product design and long-standing equipment supply relationships. In the customer premise equipment market, we are functioning in a market characterized by distributors and installers of equipment and by price competition.

We compete directly with a number of large and small telephone equipment manufacturers in the United States, with Emerson, which acquired the business in 2004 from Marconi Corporation, being our principal United States competitor. Emerson’s greater resources, extensive research and development facilities, long-standing equipment supply relationships with the operating companies of the regional holding companies and history of manufacturing and marketing products similar in function to those produced by us continue to be significant factors in our competitive environment. Currently, Emerson and a number of companies with greater financial resources than ours produce, or have the design and manufacturing capabilities to produce products competitive with our products. In meeting this competition, we rely primarily on the engineered performance and design characteristics of our products to achieve comparable performance and we endeavor to offer our products at prices that will make our products competitive worldwide. However, our ability to compete is hampered by our historical financial condition, our continuing working capital deficit and our reliance on the agreement of the holder of our senior debt to continue to defer the maturity of our senior debt.

In connection with overseas sales of our line connection and protection equipment, we have met with significant competition from United States and foreign manufacturers of comparable equipment and we expect this competition to continue. Tyco and a number of our other overseas competitors have significantly greater resources than we do.

Research and Development Activities

We spent approximately $2,000,000 in 2007, $1,500,000 in 2006, and $1,400,000 in 2005 on research and development activities from continuing operations. Most of the research and development expenses in 2007 related to copper connection/protection products, and were oriented toward development of new products and the support of our current products. All research and development was Company-sponsored and is expensed as incurred. During 2007, we increased our research and development efforts in the connection/protection business.

Employees

As of December 31, 2007 we had 412 employees, of which 53 were employed in the United States, 359 in Mexico, 3 in the United Kingdom. We believe that our relations with our employees are good, and we have never experienced a work stoppage. Our employees are not covered by collective bargaining agreements except for our hourly employees in Mexico who are covered by a collective bargaining agreement that expires on May 20, 2009.

Item 1A. Risk Factors

We require substantial financing to meet our working capital requirements and we have no access to such financing.

We had a working capital deficit at December 31, 2007 of $34,513,000. As of December 31, 2007, our current liabilities included $24,373,000 due to the holder of our senior debt. We do not have sufficient resources to pay the senior debt, to pay principal and interest of $13,044,000 which was due at December 31, 2007 on the outstanding subordinated notes that became due on July 3, 2001, or to pay the outstanding subordinated debentures (including accrued interest) of approximately $568,000 which became due on July 1, 2002. The Company has not paid interest on these debt instruments since July 2000, and the holder of the senior debt prohibits us from making any payments of principal and interest (see Note 7). We do not expect to generate the necessary cash from our operations to enable us to make those payments. As of December 31, 2007 we had no other source of outside financing. The holder of our senior debt provided an additional $1 million in October 2007, however there is no agreement for any further funding; and, at present our only source of funds is from operations. To the extent that either our operations do not generate sufficient funds to cover our expenses or the holders of our debt demand payments which we are unable to make, it may be necessary for us to seek protection under the Bankruptcy Code. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may enter into an agreement to restructure our debt which would significantly dilute the interest of the holder’s of our common stock.

On February 7, 2007, Cheyne Special Situations Fund L.P.(“Cheyne”) purchased our senior debt of approximately $23,373,000 from SHF IX, LLC. In October 2007 we borrowed an additional $1,000,000 from Cheyne to meet our current working capital needs. This loan along with the existing senior debt matures on May 1, 2008. If the senior debt holder does not extend the maturity of our senior debt beyond May 1, 2008, or if the senior debt holder demands payment of all or a significant portion of the senior debt when due, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code. We are engaged in negotiations with the senior debt holder with respect to a restructure of our senior and subordinated debt and we anticipate that any such restructure will result in a very significant dilution in the interests of the holders of our common stock and will require the approval of the holders of our common stock and subordinated debt. If we are unable to obtain the necessary consent, we may be unable to effect a restructure of our debt.

We may not be able to replace the significant volume of sales to British Telecommunications which resulted in our loss for 2007

Our sales to British Telecommunications, including sales to systems integrators for British Telecommunication, have declined significantly, from $20,313,000 in 2006 to $12,504,000 in 2007, a decline of approximately 38.4%. We were not able to offset this decline in sales, and, principally because of this decline in sales, we sustained a net loss from continuing operations of approximately $2,223,000 in 2007, as compared with net income from continuing operations of approximately $2,511,000 in 2006. We are continuing to operate at a loss. We are still selling products to British Telecommunications at the reduced level. Further, the sales that we are making to British Telecommunication generate a lower gross margin than sales to this customer in 2006. Unless we are able to increase our sales to British Telecommunications or sell products to new customers, we will not be able to operate at a profit. We cannot assure you that we will be able to improve either our sales to British Telecommunications or our margins on those sales or find other customers for our products. If British Telecommunications and its systems integrators do not increase their purchases from us or if we are not able to increase our margins on sales to these customers, it may be necessary for us to seek protection under the Bankruptcy Code.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our financial statements.

Because of our stockholders’ deficit of $30,527,000, our working capital deficit of $34,513,000 as of December 31, 2007, our net loss for 2007, and our dependence upon the continued agreement of our senior debt holder to defer the maturity date of our senior debt, our accounting firm included in its report an explanatory paragraph about our ability to continue as a going concern.

Our sales in our copper connection/protection segment are based on specific market factors and the requirements of British Telecommunications, which may not continue.

Total sales to British Telecommunications, consisting of direct sales and sales to systems integrators for British Telecommunications (including Fujitsu Telecommunications Europe LTD), were $12,504,000 (45% of sales) for 2007, $20,313,000 (62% of sales) for 2006, and $14,046,000 (50% of sales) for 2005. These were sales of copper connection and protection products . To the extent that British Telecommunications no longer requires products from us, we may be unable to operate profitably, and it may be necessary for us to seek protection under the Bankruptcy Code.

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

Approximately 48% of our sales in 2007, 63% of our sales in 2006, and 52% of our sales in 2005, were made to foreign telephone operating companies, particularly British Telecommunications and its systems integrators. In selling to customers in foreign countries, we are exposed to inherent risks not normally present in the case of our sales to United States customers, including risks relating to political and economic changes, including the decline in the value of the dollar against other major currencies. Furthermore, our historical financial condition has impaired and may continue to impair our ability to generate new business in the international market as potential customers express concern about our ability to perform.

Because of our small size and our historical financial problems, we may have difficulty competing for business.

We compete directly with a number of large and small domestic and foreign telephone equipment manufacturers, with Emerson, which acquired the business in 2004 from Marconi Corporation, continuing to be our principal United States competitor. Our competitors have used our historical financial difficulties in successfully competing against us. We anticipate that our working capital deficit and our current and historical losses, combined with the absence of financing, may continue to place us in a competitive disadvantage.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We currently lease approximately 14,500 square feet of executive, sales, marketing and research and development space, 4,200 square feet of manufacturing space in Syosset, New York, and approximately 5,000 square feet of warehousing space in Brownsville, Texas. These facilities represent substantially all of our office, plant and warehouse space in the United States. The Syosset, New York leases expire February 2011. The annual rental payable under these leases is approximately $353,000 and is subject to customary escalation clauses. The space in Texas is currently leased on a month to month basis.

Our wholly-owned United Kingdom subsidiary leases an approximately 7,000 square foot facility in Northants, England, which facility comprises all of our office and warehouse space. The lease expires in 2017. The aggregate current annual rental is approximately $66,000 and is subject to customary escalation clauses.

Our wholly-owned Mexican subsidiary owns an approximately 40,000 square foot manufacturing facility, and approximately 50,000 square feet of adjacent land, in Matamoros, Mexico.

We believe our properties are adequate for our needs.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Securities Holders

During the fourth quarter of 2007, no matters were submitted to a vote of our security holders.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the symbol PYTM. The following table sets forth, for 2006 and 2007, the quarterly high and low bid prices for our common stock on the OTC Bulletin Board as provided by the NASDAQ Stock Market, Inc. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	2006		2007
	High	Low	High	Low
First quarter	$0.17	$0.09	$0.18	$0.11
Second quarter	0.15	0.09	0.18	0.11
Third quarter	0.15	0.06	0.16	0.11
Fourth quarter	0.18	0.11	0.13	0.06

The last reported bid price of our common stock on March 13, 2008 was $0.09 per share.

We did not declare or pay any cash dividends in 2007 or 2006, and we do not anticipate paying cash dividends in the foreseeable future. Our agreement with the holder of our senior debt prohibits us from paying cash dividends on our common stock.

We did not issue any unregistered securities during 2007.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2007.

Equity Compensation Plan Information as of December 31, 2007

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	139,000	$.49	710,000
Equity compensation plan not approved by security holders	-0-	-0-	-0-
	139,000	$.49	710,000

Item 6. Selected Financial Data

The following selected consolidated financial data has been derived from the Company’s audited Consolidated Financial Statements for the five years ended December 31, 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, found in Item 7 of this report, for information regarding discontinued operations, critical accounting policies and items affecting comparability of the amounts below. The selected financial information should be read in conjunction with the Consolidated Financial Statements included in this report. All current and prior years financial data below has been restated to reflect the discontinued operations of our OSS business.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Income Statement Data:

Sales	$27,820	$32,818	$27,819	$27,165	$16,341
Income (loss) from continuing operations	(2,223)	2,511	1,855	4,336	(284)

Loss from discontinued operations, net of zero tax	(521)	(329)	(1,045)	(1,661)	(3,073)

Net income (loss)	(2,744)	2,182	810	2,675	(3,357)

Per share: Basic net income (loss) from continuing operations	$(.22)	$0.25	$0.18	$0.43	$(0.08)

Basic loss from discontinued operations	(.05)	(0.03)	(0.10)	(0.17)	(0.31)

Diluted income (loss) from continuing operations	(.22)	0.25	0.18	0.43	(0.08)

Diluted loss from discontinued operations	(.05)	(0.03)	(0.10)	(0.17)	(0.31)

Number of shares used in calculating net income (loss) per share:
Basic	10,054	10,054	10,054	9,972	9,972
Diluted	10,054	10,103	10,093	9,988	9,972

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Total assets	$16,899	$17,784	$14,661	$14,438	$12,355

Working capital (deficit)	$(34,513)	$(31,646)	$(33,777)	$(34,150)	$(36,825)

Current debt maturities, including accrued interest	$38,641	$36,169	$36,384	$36,736	$35,479

Long-term debt, excluding current maturities	$-	$-	$-	$-	$-

Stockholders' deficit	$(30,527)	$(27,823)	$(30,185)	$(30,661)	$(33,238)

In December 2003, we decided to scale down our OSS business because of continuing losses combined with difficulties in marketing OSS products in view of our financial condition. In 2006 we limited our OSS activities to the performance of maintenance and warranty services under existing agreements all of which expired by June 30, 2007. As of June 30, 2006, the assets and liabilities and results of operations of the OSS division have been segregated and reported separately as discontinued operations on our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We design, manufacture and market systems for the connection, protection, testing and administration of public and private telecommunications lines and networks and products that provide network infrastructure. Our principal customers are foreign and domestic telephone companies. As a result, our business is dependent upon meeting the needs of the foreign and domestic telecommunications industry.

Dependence on British Telecommunications

From the fourth quarter of 2003 through 2006, we experienced an increase in our copper connection business primarily as a result of the requirements of British Telecommunications to provide increased service in the United Kingdom and, in 2005, as a result of British Telecommunications’ implementation of the local loop unbundling (“LLU”) program, demanded by regulators to enable third party providers of telephone service to gain access to British Telecommunications’ systems. During 2007 we continued to supply LLU at a significant rate, but experienced a significant drop off of demand for DSL product from British Telecommunications. During the past three years, sales to British Telecommunications, consisting of both direct sales and sales to systems integrators for British Telecommunications, represented a substantial percentage of our total sales, accounting for 45% of sales for 2007, 62% of sales for 2006, and 50% of sales for 2005. Such sales were sales of copper connection products. Our sales to British Telecommunications, including sales to its systems integrators, have declined significantly, from $20,313,000 in 2006 to $12,504,000 in 2007, a decline of approximately 38.4%. We were not able to offset this decline in sales, and, principally because of this decline in sales, we sustained a net loss from continuing operations of approximately $2,223,000 in 2007, as compared with net income from continuing operations of approximately $2,511,000 in 2006. We are continuing to operate at a loss. We are still selling products to British Telecommunications at a reduced level. Further, the sales that we are making to British Telecommunications generate a lower gross margin than sales to this customer in 2006. Unless we are able to increase our sales to British Telecommunications or sell products to new customers, we will not be able to operate at a profit. We cannot assure you that we will be able to improve either our sales to British Telecommunications or our margins on those sales or find other customers for our products. If British Telecommunications and its systems integrators do not increase their purchases from us or if we are not able to increase our margins on sales to these customers, it may be necessary for us to seek protection under the Bankruptcy Code.

Senior Debt

Our senior debt matures on May 1, 2008. On February 7, 2007, Cheyne Special Situations Fund L.P purchased our senior debt of approximately $23,373,000 from SHF IX, LLC and subsequently extended the maturity of the senior debt. Pursuant to the most recent extension agreement, the senior debt matures on May 1, 2008.  During 2007, the Company borrowed an additional $1,000,000 from Cheyne. If the senior debt is not extended beyond May 1, 2008, or if the senior debt holder demands payment of all or a significant portion of the loan when due, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code. We are negotiating a debt restructuring plan with the holders of our senior debt, subordinated notes and other creditors. This debt restructuring, which will require stockholder approval, among other things, would result in an exchange of debt for equity and a significant reduction in our senior and subordinated debt. We cannot assure you that we will be able to enter into a restructuring transaction, and if we are unable to do so, it is likely that we will seek protection under the Bankruptcy Code.

Interest

We do not accrue interest on the entire amount of the senior debt under the terms of our agreement with the holder of our senior debt. Interest has accrued from February 7, 2007 on $10,000,000 of the senior debt at 12.5% as a result of the terms of the February 7, 2007 extension of the maturity of our senior debt. In addition, we accrue interest on the $1,000,000 lent to us by our senior lender in October 2007 at a rate of LIBOR plus 10%, approximately 14.65% for 2007.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be complex and consequently actual results could differ from those estimates. Among the more significant estimates included in these consolidated financial statements are allowance for doubtful accounts receivable, inventory reserves, goodwill valuation and the deferred tax asset valuation allowance. At December 31, 2007, we had outstanding senior debt of approximately $24,373,000 and subordinated debt in the principal amount of approximately $6,144,000 and subordinated debentures in the principal amount of approximately $385,000. Although we have received an extension on the maturity of the senior debt to May 1, 2008, if the senior debt is called, we will be unable to pay the note and it would be necessary for us to seek protection under the Bankruptcy Code. Note 2 of Notes to Consolidated Financial Statements, included elsewhere in this annual report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Because of our stockholders’ deficit of $30,527,000 and working capital deficit of $34,513,000 as of December 31, 2007, because we sustained a net loss from continuing operations of $2,223,000 for 2007, and because we are dependent upon our senior debt holder continuing to extend the maturity of our senior debt, our independent registered public accounting firm included in its report an explanatory paragraph about our ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable, inventory reserves, accrued expenses, goodwill valuation and the deferred tax asset valuation allowance. Actual results could differ from the estimates.

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

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. On an annual basis, we test the goodwill for impairment. We determine the market value of the reporting unit by considering the projected cash flows generated from the reporting unit to which the goodwill relates. As of December 31, 2007 and 2006, all of our goodwill related to our signal processing division. We cannot give assurances that further write-downs will not be necessary, although management believes that no additional goodwill impairment charges are necessary at this time. We determined that there was no impairment of goodwill for 2007.

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

Discontinued Operations

In December 2003, we decided to scale down our OSS business because of continuing losses combined with difficulties in marketing OSS products in view of our financial condition. The OSS operating segment is reported as a discontinued operation in our consolidated financial statements for all periods presented. The OSS operating activities were limited to the performance of contractual maintenance and warranty services under contracts which expired by June 30, 2007 and at which time this business was discontinued.

Results of Operations

The following table sets forth our consolidated statements of operations for the three years ended December 31, 2007, 2006, and 2005, as a percentage of sales:

	Years Ended December 31,
	2007	2006	2005
Sales	100%	100%	100%
Cost of sales	71%	67%	63%
Gross profit	29%	33%	37%
Selling, general and administrative expenses	22%	16%	18%
Research and development expenses	7%	5%	5%
Reorganization expenses	—	—	3%
Operating income	-%	12%	11%
Interest expense (net)	(8)%	(3)%	(3)%
Income (loss) from continuing operations before income taxes	(8)%	9%	8%
Income tax expense	(-)%	(1)%	(1)%
Income (loss) from continuing operations before discontinued operations	(8)%	8%	7%
Loss from discontinued operations	(2)%	(1)%	(4)%
Net income (loss)	(10)%	7%	3%

Years Ended December 31, 2007 and 2006

Our sales for 2007 were $27,820,000 compared to $32,818,000 in 2006, which is a decrease of $4,998,000 (15%).

Line connection/protection equipment sales for 2007 decreased $4,259,000 (15.7%) from $27,188,000 in 2006 to $22,929,000 in 2007. The decrease in sales is due to a decline in orders from British Telecommunications systems integrators for DSL products that was partially offset by higher demand for connection and protection product from North America customers. During 2007, direct sales to British Telecommunications increased 12.9% from $9,614,000 to $10,860,000 primarily from requirements for LLU products, while sales to systems integrators for British Telecommunications decreased from $10,699,000 to $ 1,644,000, or 84.6%, for the same period. The direct sales to British Telecommunications do not include sales to Fujitsu and other systems integrators for British Telecommunications. Sales of connection and protection product to North America customers increased approximately $2,807,000 from $6,801,000 in 2006 to $9,608,000 in 2007.

A significant percentage of our revenues are derived from British Telecommunications and its systems integrators. Any continuation of the reduced level of sales to British Telecommunications and its systems integrators could continue to have a material adverse effect upon both our revenue, gross margin and operating income.

Signal sales for 2007 were $4,891,000 compared to $5,292,000 in the same period of 2006, a decrease of 7.6%. The decline in Signal revenue was primarily due to the deferral of anticipated orders from the military sector resulting from Congress' failure to approve the U.S. military budget until late 2007.

 Gross profit decreased from 33% in 2006 to 29% in 2007. The decrease is primarily related to a change in volume and product mix sold to British Telecommunications from the higher gross profit DSL products to the lower margin local loop unbundling products, less absorption of manufacturing overhead due to the lower level of revenue and set-up costs for new products at our assembly facility in Mexico.

Selling, general and administrative expenses increased by $671,000 (12.2%) from $5,515,000 in 2006 to $6,186,000 in 2007. The selling expense increase relates primarily to increased commission expenses on connection/protection sales to North American customers and increased promotional expenses. General and administrative costs increased primarily due to increased professional fees related to our debt restructuring efforts.

Research and development expenses increased by $450,000 (29.9%) from $1,505,000 in 2006 to $1,955,000 in 2007. This increase resulted primarily from increased spending by both our Line connection/protection and signal divisions for the development of new products for the Europe and North America markets and to enhance our existing line products.

As a result of the above, we had an operating loss from continuing operations of $2,223,000 in 2007 versus an operating income from continuing operations of $2,511,000 in 2006.

Interest expense, net of interest income, for 2007 increased by $933,000 from $1,187,000 in 2006 to $2,120,000 in 2007. This increase is primarily related to interest on our senior debt under the terms of our extension agreement with the senior debt holder. We do not accrue interest on the entire amount of the senior debt of $24,373,000 under the terms of our agreement with the holder of our senior debt. Interest has accrued from February 7, 2007 on $10,000,000 of the senior debt at 12.5% as a result of the terms of extension of the maturity of our senior debt to May 1, 2008. In addition, we accrue interest on the $1,000,000 loan to us by our senior lender in October, 2007 at a rate of LIBOR plus 10% , approximately 14.65% since October 2007.

The tax provisions for 2007 and 2006 were lower than the statutory tax rate principally as a result of a net loss in 2007 and the utilization of available net operating loss carryforwards in 2006 and reductions in the deferred tax reserves.

As the result of the foregoing, the 2007 net loss was $2,744,000, or ($0.27) per share (basic and diluted), compared with a net income of $2,182,000, $0.22 per share (basic and diluted) for 2006.

The increase in the loss from discontinued operations from $329,000 in 2006 to $521,000 in 2007 was a result of the reduction in the scope of these operations reflecting the scaling down of these operations which commenced in 2004 and by the write-off of inventory and other assets of $434,000.

If we are unable to operate profitably in the future it may be necessary for us to seek protection under the Bankruptcy Code.

Years Ended December 31, 2006 and 2005

 Our sales for 2006 were $32,818,000 compared to $27,819,000 in 2005, which is an increase of $4,999,000 (18%).

Line connection/protection equipment sales for 2006 increased $5,206,000 (24%) from $21,982,000 in 2005 to $27,188,000 in 2006. This increase resulted primarily from sales to British Telecommunications as a result of British Telecommunications’ continuing rollout of the availability of DSL lines, and its requirement to provide local loop unbundling service demanded by the regulatory authority in the United Kingdom. During 2006, direct sales to British Telecommunications increased 70% from $5,641,000 to $9,614,000, while sales to systems integrators for British Telecommunications increased from $8,406,000 to $10,699,000, or 27%, for the same period. Both of these changes were due to a change in product mix from an increase in sales to British Telecommunications of local loop unbundling products and an increase in sales of DSL products to the systems integrators. The direct sales to British Telecommunications do not include sales to Fujitsu and other systems integrators for British Telecommunications.

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

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $ 494,000 compared with $2,102,000 at December 31, 2006. Our working capital deficit was $34,513,000 at December 31, 2007, compared to a working capital deficit of $31,646,000 at December 31, 2006. During 2007 our operations utilized net cash of $1,941,000 as compared with 2006 in which we generated cash from operations of $2,462,000. Of this amount, we made principal payments of $140,000 and $1,163,000 in 2007 and 2006, respectively, on our senior debt. Our cash flow from operations reflects interest payments of $493,000 on senior debt in 2007 and $169,400 on our senior debt and $25,000 on account of the senior lender’s expenses in 2006. In October 2007 we borrowed $1,000,000 from Cheyne, our senior debt holder in order to meet current working capital requirements. The loan, along with the previously existing senior debt, matures on May 1, 2008. To the extent that we are not able to generate sufficient funds to cover our expenses, including payments required by the holder of our senior debt, we may have to consider protection under the Bankruptcy Code.

As of December 31, 2007, our debt includes $24,373,000 of senior debt which, as a result of an extension effective October 1, 2007, matures on May 1, 2008, and $6,144,000 principal amount of subordinated notes which became due on July 3, 2001. We were unable to pay the interest payment on the subordinated notes of approximately $6,900,000 which represents interest accrued from July 2000 through December 2007. As of December 31, 2007, we also had $385,000 outstanding of 6% convertible debentures which matured July 2, 2002. The interest accrued on the 6% debentures at December 31, 2007 was approximately $183,000. At December 31, 2007, we did not have sufficient resources to pay either the senior debt or the subordinated debt and it is unlikely that we can generate such cash from our operations in the foreseeable future. Further, the holder of our senior debt has precluded us from making payments on the subordinated debt.

We are addressing our working capital and liquidity problems by seeking a restructure of our senior and subordinated debts as well as a significant amount of unsecured debt. Any restructure of our Company is likely to result in very significant dilution to the holders of our common stock which will require the approval of the holders of our common stock and subordinated debt. If we do not restructure our debt and the senior lender does not extend the maturity of our senior debt beyond May 1, 2008 or if the holder of our senior debt demands payment of all or a significant portion of the senior debt when due, whether on May 1, 2008 or upon the expiration of a subsequent extension, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code. Furthermore, regardless of any restructure of our debt, if we are not able to increase our revenue and gross margins to enable us to operate profitably, it may be necessary for us to seek protection under the Bankruptcy Code.

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

As of December 31, 2007, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our current or future financial condition, results of operations, liquidity, or capital resources.

The following table summarizes our principal contractual obligations as of December 31, 2007 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period(in thousands)
Contractual Obligations	1 Year	1-3 Years	3 -5 Years	More Than 5 Years	Total
Total debt, including accrued interest	$38,641	$-	$-	$-	$38,641
Operating leases	444	896	194	314	1,848
Deferred compensation obligations	109	181	144	785	1,219
Purchase obligations	443	-	-	-	443
Total	$39,637	$1,077	$338	$1,099	$42,151

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

We conduct certain operations outside the United States. A substantial portion of our revenue and expenses from our United Kingdom operations are denominated in Sterling. Any Sterling-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. For 2007 and 2006, the currency translation adjustment was not significant in relation to our total revenue.

Item 8. Financial Statements

The financial statements and supplementary data begin on Page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and timely reported as provided in SEC rules and forms. We periodically review the design and effectiveness of our disclosure controls and procedures, including compliance with various laws and regulations that apply to our operations. We make modifications to improve the design and effectiveness of our disclosure controls and procedures, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2007. In light of the discussion of a material weakness set forth below in respect to Information Technology, the officer has concluded that our disclosure controls and procedures were not effective as of December 31, 2007. To address the material weakness, described below, we performed additional analysis and other post closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted account principles. Based on the additional procedures performed management has determined that the consolidated financial statements fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officer, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2007 as a result of a material weakness relating to Information Technology, as described below. Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certification of our chief executive officer and chief financial officer, which is included as Exhibits 31.1 and 32.1 to this Annual Report on Form 10-K, include, in paragraph 4 of such certification, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 9A - Controls and Procedures for a more complete understanding of the matters covered by such certification.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2007:

Information Technology

Management identified the following significant deficiencies that when aggregated may give rise to a material weakness. Management identified certain control procedures that were not sufficiently documented relating to a) program change management in the Company’s PROCOMM system, b) lack of integrated modules with the general ledger and c) excessive manual adjustments to the inventory module are required.

Management’s Plan of Remediation

Management plans to evaluate, select and install a new integrated ERP system that will include a complete general ledger and reporting package to eliminate the need for manual updates and significantly reduce the need for journal entries in the financial reporting process.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors and Executive Officers

Set forth below is information concerning our directors and executive officers:

Name	Positions	Age
Edward B. Kornfeld	Chief executive officer and chief financial officer	64
William V. Carney[1]	Chairman of the board and director	71
Michael A. Tancredi	Senior vice president, secretary, treasurer and director	78
Warren H. Esanu[1,2]	Director	65
Herbert H. Feldman[1,2]	Director	74
Marco M. Elser[2]	Director	49

[1]	Member of the executive committee
[2]	Member of the audit and compensation committees.

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

Executive Committee

The executive committee has all power to act between board meetings. As a result, any action that can be taken or approved by the board of directors can be taken or approved by the executive committee, except that the executive committee has no power or authority with respect to amending our certificate of incorporation (except with respect to a certificate of designation to the extent authorized by the board of directors, adopting an agreement of merger or consolidation, recommending to the stockholders a sale or lease of all or substantially all of its property, recommending a dissolution or amending our bylaws. In addition, unless our certificate of incorporation or by-laws or a board resolution expressly provides for it, the executive committee has no power to declare a dividend, or authorize the issuance of stock or merger a wholly-owned subsidiary into us.

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

Board and Committee Attendance

The Board and its committees held the following number of meetings during the 2007:

Board of directors	6
Audit committee	4
Compensation committee	3

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors did not meet in executive session during 2007.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLES

The following tables set forth below a summary of the dollar values of the total annual compensation provided to the only person who served as our chief executive officer and our chief financial officer during 2007. No other officer received compensation of $100,000 or more during 2007.

Name	Year	Salary	Bonus		Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation		All Other Compensation	Total

Edward B. Kornfeld, chief executive officer and chief financial officer	2007 2006 2005	$271,250 256,250 237,000	$	- 60,000 50,000	$	- - -	$	- - -	$	- - -	$6,939 6,865 6,714	$278,189 323,115 293,714

Compensation to Mr. Kornfeld does not include fees of $12,000 paid in 2007, $48,000 paid in 2006 and $36,000 in 2005 to Tatum CFO Partners, of which Mr. Kornfeld is a partner, for services rendered to us by Mr. Kornfeld. “All Other Compensation” includes a payment to the executive’s account pursuant to our 401(k) Plan, group life insurance in amounts greater than that available to all employees and special long term disability coverage. All Other Compensation includes for Mr. Kornfeld 401(k) match ($3,375 ) and supplemental insurance ($ 3,564) for 2007, 401(k) match ($3,300) and supplemental insurance ($3,565) for 2006, and 401(k) match ($3,150) and supplemental insurance ($3,564) for 2005.

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

We have been limited in the past on the incentives that we could make available to our executive officers and we did not grant options to any of our officers in 2006 or 2007 nor are there any outstanding equity awards to any named officer as of December 31, 2007. We expect, however, that in 2008, equity incentives will represent an important aspect of our executive compensation program.

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

The Committee’s Conclusion

Based on its review, the committee concluded that the CEO’s total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) in the aggregate to be reasonable and not excessive. Since we sustained a significant loss in 2007, we did not award bonus compensation to our CEO or to any senior executive officer. It should be noted that when the committee considers any component of the CEO’s total compensation, the aggregate amounts and mix of all the components, including accumulated (realized and unrealized) options are taken into consideration in the committee’s decisions. At the committee meeting during the year, the CEO’s proposed compensation is presented, reviewed and analyzed in the context of all the components of his total compensation. Members then have additional time between meetings to ask for additional information and to raise and discuss further questions, after which a vote is taken.

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

Compensation of the Chief Executive Officer

The committee meets each year in executive session to evaluate the performance of the chief executive officer, the results of which are used to determine his compensation. The committee approved a 4% and 6% salary increase for Mr. Kornfeld in both 2007 and 2006, respectively. Effective April 1, 2006 Mr. Kornfeld’s salary was increased from $245,000 to $260,000, and was increase to $275,000 on April 1, 2007. These increases also recognized Mr. Kornfeld’s additional responsibilities as our chief executive officer while continuing to serve as our chief financial officer in 2006 and 2007.

The committee also awarded Mr. Kornfeld a $60,000 annual incentive payment in November 2006 based on our overall financial performance, as well as his leadership in advancing our strategies of increasing profitable revenue growth through innovation, improving operating effectiveness and strengthening our organizational capabilities. The committee also reviewed perquisites and other compensation paid to Mr. Kornfeld for fiscal 2005, during which he served as president, chief operating officer and chief financial officer, and found these amounts to be reasonable. The committee did not award bonus compensation in 2007 because we sustained a net loss for the year.

Stock Incentive Plans

We have two stock option plans pursuant to which we may grant options to key employees, including officers. Pursuant to these plans, at December 31, 2007, there were outstanding options to purchase 4,000 shares of common stock from the 1996 plan and 135,000 shares of common stock from the 1999 plan, together with any outstanding options which expire or are terminated prior to the expiration of the applicable plan. Pursuant to these plans, each non-management director received the automatic grant of a five-year option to purchase 5,000 shares (or, if there are not sufficient shares available, the number of available shares divided by the number of non-management directors) of common stock a price per share equal to the average closing price of the common stock for the last ten trading days in April. During 2007 and 2006, we did not grant Mr. Kornfeld any options, and Mr. Kornfeld did not exercise any options to purchase shares of our common stock. As of December 31, 2007, Mr. Kornfeld did not have any outstanding options and no stock appreciation rights were granted.

Directors’ Compensation

At January 1, 2006, we paid directors’ fees to our non-management directors a fee of $6,250 per quarter and a meeting fee of $1,500 per meeting. On March 23, 2006, the directors’ fee was increased to $6,875 per quarter and the meeting fee was increased to $1,650 per meeting. These rates continued through 2007. Each non-management director received the automatic grant of a five-year option to purchase 5,000 shares of common stock at a price per share equal to the average closing price of the common stock for the last ten trading days in April.

The table below summarized the compensation we paid to our non-employee directors for the year ended December 31, 2007:

Directors’ Summary Compensation Table

Name	Fees Paid in Cash	Option Award(1)	Total
Herbert H. Feldman	$42,075	$-	$42,075
Marco M. Elser	$42,075	$-	$42,075
William V. Carney	$54,525(2)	$-	$54,525
Warren H. Esanu	$42,075	$-	$42,075

(1)	Reflects the dollar amount recognized for financial statement reporting purposes for 2007 in accordance with FAS 123R. The fair value of the automatic grants are diminutive.

(2)	Represents directors fees of $ 42,075 and consulting fees of $12,450 paid to Mr. Carney during 2007.

The option awards represent the options to purchase 5,000 shares of common stock which are automatically granted to each non-employee director on May 1 of each year. Prior to 2006, we issued to our non-employee directors shares of common stock in lieu of a portion of the cash compensation due to them for services as a director. All of such shares vested six months after the grant and therefore no awards were outstanding at December 31, 2007. The options are granted even if they are not exercisable. An option granted in May would become exercisable in November.

As of December 31, 2007, each director has the following outstanding options: Messrs. Esanu and Feldman, 47,000 each; Mr. Elser, 35,000; and Mr. Carney, 10,000.

Consulting Agreements

On March 14, 2006, Mr. Carney resigned as an officer but was engaged as a consultant to us in the area of product development through March 13, 2007, at which time his agreement terminated. His compensation was $50,000 during this period of which $37,550 was paid in 2006 and the balance in 2007.

Employment Agreements

We have an employment agreement and a salary continuation agreement with Mr. Kornfeld. The employment agreement has a term which expires March 31, 2010 and continues on a year-to-year basis thereafter unless terminated by either party on not less than 90 days’ prior written notice. Salary is determined by the board, except that the salary may not be reduced except as a part of a salary reduction program applicable to all executive officers and was increased to $270,000 on April 1, 2007. In March 2006, Mr. Kornfeld was elected as chief executive officer and his annual salary rate was increased from $245,000 to $260,000. Upon death or termination of employment as a result of a disability, Mr. Kornfeld or his estate is to receive a payment equal to three months salary. Upon a termination without cause, Mr. Kornfeld is entitled to receive his then current salary for twelve months plus one month for each full year of service up to a maximum aggregate of 36 months. In the event that Mr. Kornfeld is covered by an executive severance agreement, including the salary continuation agreements (as described below), which provides for payments upon termination subsequent to a “change of control,” Mr. Kornfeld would be entitled to the greater of the severance arrangements as described in this paragraph or the severance payments under the executive severance agreements. We also have a month-to-month agreement with Tatum CFO Partners of which Mr. Kornfeld is a partner, pursuant to which we pay Tatum CFO Partners $1,000 per month for Mr. Kornfeld’s services.

The salary continuation agreement provides that, in the event that a change of control occurs and Mr. Kornfeld’s employment with us is subsequently terminated by us other than for cause, death or disability, or is terminated by Mr. Kornfeld as a result of a substantial alteration in his duties, compensation or other benefits, the executive shall be entitled to the payment of an amount equal to his monthly salary at the rate in effect as of the date of his termination (or, if higher, as in effect immediately prior to the change in control) plus the pro rata monthly amount of his most recent annual bonus paid immediately before the change of control multiplied by 36. For purposes of the salary continuation agreement, a change of control is defined as one which would be required to be reported in response to the proxy rules under the Securities Exchange Act of 1934, as amended, the acquisition of beneficial ownership, directly or indirectly, by a person or group of persons of our securities representing 25% or more of the combined voting power of our then outstanding securities, or, during any period of two consecutive years, if individuals who at the beginning of such period constituted the board cease for any reason to constitute at least a majority thereof unless the election of each new director was nominated or ratified by at least two-thirds of the directors then still in office who were directors at the beginning of the period. The change of control must occur during the term of the salary continuation agreement, which is currently through August 31, 2008 and is renewed automatically unless we give timely notice prior to January 1 of any year of our election not to renew the agreement. If such a change of control occurs during the effectiveness of the salary continuation agreement, any termination of Mr. Kornfeld during the 18 months following the change of control will result in the payment of the compensation described above

We have an employment agreement with Mr.Tancredi, Senior Vice President, Treasurer and Secretary. The employment agreement has a term which expires July 31, 2008 and continues on a year-to-year basis thereafter unless terminated by either party on not less than 90 days’ prior written notice. Salary is determined by the board, except that the salary may not be reduced except as a part of a salary reduction program applicable to all executive officers. Upon death or termination of employment as a result of a disability, Mr. Tancredi or his estate is to receive a payment equal to three months salary. Upon a termination without cause, Mr. Tancredi is entitled to receive his then current salary for twelve months plus one month for each full year of service up to a maximum aggregate of 36 months. Mr. Tancredi’s current annual salary is $100,000.

Item 12.	Principal Holders of Securities and Security Holdings of Management

The following table and discussion provides information as to the shares of common stock beneficially owned on March 15, 2008, by:

•	each director;
•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

Name	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
William V. Carney	133,022	1.3%
Michael A. Tancredi	39,238	*
Warren H. Esanu	47,000	*
Herbert H. Feldman	106,631	1.1%
Marco M. Elser	351,376	3.5%
Edward B. Kornfeld	26,317	*
All directors and executive officers as a group (6 individuals)	703,584	6.98%

*	Less than 1%

Except as otherwise indicated, each person has the sole power to vote and dispose of all shares of common stock listed opposite his name.

The number of shares owned by our directors and officers named in the summary compensation table includes shares of common stock which are issuable upon exercise of options and warrants that are exercisable at March 15, 2008 or will become exercisable within 60 days after that date. Set forth below is the number of shares of common stock issuable upon exercise of those options and warrants for each of these directors and officers.

Name	Shares
William V. Carney	10,000
Michael A. Tancredi	-
Warren H. Esanu	47,000
Herbert H. Feldman	47,000
Marco M. Elser	35,000
Edward B. Kornfeld	-
All officers and directors as a group	139,000

Item 13.	Certain Relationships and Related Transactions

During 2007 and 2006, Warren H. Esanu, a director, served as a member of our audit and compensation committees. During this period, the law firm of Katsky Korins LLP to which Mr. Esanu is senior counsel, provided legal services to us, for which it received fees of $390,000 and $310,000 for 2007 and 2006, respectively. Katsky Korins LLP is continuing to render legal services to us during 2008.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees for professional services rendered by our independent registered public accountants, BDO Seidman, LLP, for the years ended December 31, 2007 and December 31, 2006:

	Fees
Fee Category	2007	2006
Audit fees	$288,000	$239,400
Audit-related fees	14,100	12,500
Tax fees	32,000	30,000
Other fees	42,000
Total Fees	$376,100	$281,900

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

All other fees.    BDO Seidman, LLP performed services related to the restructuring of the Company’s senior and subordinated debt described above.

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

4.2	Amended and Restated Secured Promissory Note dated February 13, 1995, incorporated by reference to Exhibit 4.9 of the Company’s Annual Report on Form 10K for the year ended December 31, 1995.

4.3	Amendment Number Twenty Seven to the Amended and Restated Loan and Security Agreement between the Company and Cheyne Special Situations Fund L.P., dated as of February 7, 2007.

4.4	Amendment Number Twenty Nine to the Amended and Restated Loan and Security Agreement between the Company and Cheyne Special Situations Fund L.P., dated as of February 1, 2008.

4.5	Negotiable Promissory Note for $1,000,000 between the Company and Cheyne Special Situations Fund L.P., dated October 23, 2007.

10.1	Form of Executive Salary Continuation Agreement, incorporated by reference to Exhibit 19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1985.

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

Dated: March 28, 2008	PORTA SYSTEMS CORP.
	By:	/s/ Edward B. Kornfeld
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

Signature	Title	Date

/s/Edward B. Kornfeld	Chief Executive Officer and Chief Financial Officer	March 28, 2008
Edward B. Kornfeld	(Principal Executive, Financial and Accounting Officer)

/s/William V. Carney	Director	March 28, 2008
William V. Carney

/s/Warren H. Esanu	Director	March 28, 2008
Warren H. Esanu

/s/Michael A. Tancredi	Director	March 28, 2008
Michael A. Tancredi

/s/Herbert H. Feldman	Director	March 28, 2008
Herbert H. Feldman

/s/Marco Elser	Director	March 28, 2008
Marco Elser

Exhibit I

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Porta Systems Corp.
Syosset, New York

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income/(loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered substantial losses from operations in previous years and, as of December 31, 2007, has a stockholders’ deficit of $30,527,000 and a working capital deficit of $34,513,000 and is dependent on the continued agreement of the holder of its senior debt to defer the maturity date of such debt. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payments” using the modified prospective transition method.

/s/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

Melville, New York
March 24, 2008

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007 and 2006
(in thousands, except shares and par value)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$494	$2,102
Accounts receivable - trade, less allowance for doubtful accounts of $ 50 in 2007 and $13 in 2006	5,098	5,417
Inventories	6,411	4,591
Prepaid expenses and other current assets	203	697
Current assets of discontinued operations	-	383
Total current assets	12,206	13,190

Property, plant and equipment, net	1,678	1,571
Goodwill	2,961	2,961
Other assets	54	51
Long term assets of discontinued operations	-	11
Total assets	$16,899	$17,784

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt	$24,373	$23,513
Subordinated notes	6,144	6,144
6% Convertible subordinated debentures	385	385
Accounts payable	5,523	6,106
Accrued expenses and other	2,555	2,136
Other accrued interest payable	7,739	6,127
Liabilities of discontinued operations	-	425
Total current liabilities	46,719	44,836

Deferred compensation	707	771
Total liabilities	47,426	45,607

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	-	-
Common stock, par value $.01; authorized 20,000,000 shares, issued 10,084,557 shares in 2007 and 2006	101	101
Additional paid-in capital	76,125	76,125
Accumulated deficit	(100,457)	(97,713)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,358)	(4,398)
	(28,589)	(25,885)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(30,527)	(27,823)
Total liabilities and stockholders’ deficit	$16,899	$17,784

See accompanying notes to consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income/(Loss)
Years ended December 31, 2007, 2006 and 2005
(in thousands, except per share amounts)

	2007	2006	2005
Sales	$27,820	$32,818	$27,819
Cost of sales	19,760	21,984	17,397
Gross profit	8,060	10,834	10,422

Selling, general and administrative expenses	6,186	5,515	5,120
Research and development expenses	1,955	1,505	1,359
Reorganization expense		—	877
Total expenses	8,141	7,020	7,356

Operating income (loss)	(81)	3,814	3,066

Interest expense	(2,139)	(1,217)	(1,080)
Interest income	19	30	24
Other income, net	54	2	5
Income/(loss) from continuing operations before income taxes	(2,147)	2,629	2,015

Income tax expense	(76)	(118)	(160)

Income/(loss) from continuing operations	(2,223)	2,511	1,855

Loss from discontinued operations (net of zero tax)	(521)	(329)	(1,045)

Net income/(loss)	$(2,744)	$2,182	$810

Other comprehensive income:
Foreign currency translation adjustments	40	179	(400)

Net comprehensive income/(loss)	$(2,704)	$2,361	$410

Basic income (loss) per share of common stock:
Continuing operations	$(0.22)	$0.25	$0.18
Discontinuing operations	(0.05)	(0.03)	(0.10)
	$(0.27)	$0.22	$0.08

Weighted average of shares outstanding	10,054	10,054	10,054

Diluted income (loss) per share of common stock:
Continuing operations	$(0.22)	$0.25	$0.18
Discontinuing operations	(0.05)	(0.03)	(0.10)
	$(0.27)	$0.22	$0.08
Weighted average shares of common stock outstanding	10,054	10,103	10,093

See accompanying notes to consolidated financial statement

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
Years ended December 31, 2007, 2006 and 2005
(In thousands)

				Accumulated				Total
	Common Stock		Additional	Other				Stock-
	No. of	Par Value	Paid-in	Comprehensive	Accumulated	Treasury	No. of	holders’
	Shares	Amount	Capital	(Loss)	Deficit	Stock	Shares	Deficit
Balance at December 31, 2004	10,004	$100	$76,059	$(4,177)	$(100,705)	$(1,938)	31	$(30,661)
Net income	—	—	—	—	810	—	—	810
Common stock issued	81	1	65	—	—	—	—	66

Foreign currency translation adjustment	—	—	—	(400)	—	—	—	(400)
Balance at December 31, 2005	10,085	101	76,124	(4,577)	(99,895)	(1,938)	31	(30,185)
Net income	—	—	—	—	2,182	—	—	2,182
Stock compensation expense	—	—	1	—	—	—	—	1

Foreign currency translation adjustment	—	—	—	179	—	—	—	179
Balance at December 31, 2006	10,085	101	76,125	(4,398)	(97,713)	(1,938)	31	(27,823)

Net Loss	—	—	—	—	(2,744)	—	—	(2,744)
Foreign currency translation adjustment	—	—	—	40	—	—	—	40

Balance at December 31, 2007	10,085	$101	$76,125	$(4,358)	$(100,457)	$(1,938)	31	$(30,527)

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Note 18)
Years ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income/(loss)	$(2,744)	$2,182	$810
Loss from discontinued operations	521	329	1,045
Stock compensation expense	-	1	-
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	407	414	410
Inventory reserves	(404)	(238)	(43)
Allowance for bad debt	37	-	12

Changes in operating assets and liabilities:
Accounts receivable	644	(1,945)	(623)
Inventories	(1,407)	188	(277)
Prepaid expenses	151	(250)	(118)
Other assets	(8)	(3)	20

Accounts payable, accrued expenses and other liabilities	949	3,532	1,164

Net cash (used in) provided by continuing operations	(1,854)	4,210	2,400

Net cash used in operations of discontinued operations	(87)	(1,748)	(1,303)

Net cash (used in) provided by operations	(1,941)	2,462	1,097

Cash flows from investing activities:
Capital expenditures, net	(533)	(585)	(415)
Net cash provided by (used in) investing of discontinued operations	-	5	(172)
Net cash used in investing activities	(533)	(580)	(587)

Cash flows from financing activities:
Increase in senior debt	1,000	—	337
Repayments of senior debt	(140)	(1,163)	(1,336)
Net cash (used in) provided by financing activities	860	(1,163)	(999)

Effect of exchange rate changes on cash and cash equivalents	6	130	(298)
Increase (decrease) in cash and cash equivalents	(1,608)	849	(787)
Cash and equivalents - beginning of year	2,102	1,253	2,040
Cash and cash equivalents - end of year	$494	$2,102	$1,253

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

(1) Summary of Significant Accounting Policies

Nature of Operations and Principles of Consolidation

Porta Systems Corp. (“Porta” or the “Company”) designs, manufactures and markets systems for the connection, protection, testing and administration of public and private telecommunications lines and networks and products that provide network infrastructure that connects remote terminals used in military data transmission applications. The Company has various patents for copper and software based products and systems that support voice, data, image and video transmission. Porta’s principal customers are foreign and domestic telephone companies.

The accompanying consolidated financial statements include the accounts of Porta and its majority-owned or controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Revenue Recognition

Revenue is recognized when a product is shipped.

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

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations. On an annual basis, or more frequently if certain events occur, the Company tests the goodwill for impairment. The Company determines the estimated fair value of the goodwill by considering the projected cash flows generated from the reporting unit to which the goodwill relates. Goodwill at December 31, 2007 and 2006, related only to the Company’s signal processing division. The Company determined that there was no goodwill impairment for 2007 or 2006.

Income Taxes

Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years, and tax benefits of net operating loss carry forwards. Further, the effects of tax law or rate changes are included in income as part of deferred tax expense or benefit for the period that includes the enactment date. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be realized (See Note 13.)

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

Net Income/(Loss) Per Share

Basic net income/(loss) per share is based on the weighted average number of shares outstanding. Diluted net income per share is based on the weighted average number of shares outstanding plus the dilutive effect of potential shares of common stock, as if such shares had been issued.

Accounting for Stock Based Compensation

Prior to 2006, the Company accounted for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the Common Stock on the date of grant. There were no options granted to employees during 2007. The only options granted in 2007 were as required under our automatic grant of options to non-employee directors.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, “Share-Based Payment,” a revision of SFAS 123 which supersedes APB 25 “Accounting for Stock Issued to Employees”. As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes (a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimate. Accordingly, the Company’s unaudited consolidated financial statements for the prior periods have not been restated to reflect the adoption of SFAS 123R. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeiture rates will be estimated for all options, as required by SFAS 123R. The cumulative effect of applying the forfeiture rates is not material.

The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant. Based on the Black-Scholes valuation model there is no non-cash compensation attributable to stock options granted during 2007 and 2006, Stock compensation expense for all vested options to date is diminutive.

The following is a summary of the assumptions used in fiscal year ended December 31, 2007 and 2006:

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

A summary of stock option transactions is as follows for the fiscal year ended December 31, 2007:

	Shares	Weighted Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	$322,280	$1.33
Granted	20,000	0.14
Exercised	—	—
Forfeited	203,280	1.50
Options outstanding at end of period	139,000.49		5.70	$990
Options exercisable at end of period	139,000.49		5.70	$990
Options available for future grants	710,000

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The weighted average grant-date fair value of stock options granted during the period ended December 31, 2007 was $0.14 per share. As of December 31, 2007, there were no unrecognized stock-based compensation costs related to options granted under our plans as all options vested during the year.

Awards granted to employees prior to the adoption of FASB 123R were accounted for under the provisions of Accounting Principles Board Opinion No 25, “Accounting for Stock Issued to Employees” (APB 25”), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the year ended December 31, 2005 because all the options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table details the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Statement (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, to stock-based employee compensation.

Year Ended
December 31, 2005

Net Income (loss) reported	$810
Deduct: Total stock-based employee Compensation expense determined under Fair value based method	(2)
Pro-forma net income	$808
Earnings (loss) per share:
Basic - as reported	$0.08
Basic pro-forma	0.08

Diluted - as reported	$0.08
Diluted - pro-forma	0.08

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

Reorganization Expenses

Reorganization expenses in 2005 were $877,000. The expenses were for investment banking, legal and accounting, including payment of legal fees and other expenses of our senior debt holder, resulting from the requirement of our senior debt holder that we restructure our Company.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued
Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Among the more significant estimates included in these consolidated financial statements are the estimated allowance for doubtful accounts receivable, inventory reserves, accrued expenses, goodwill valuation, and the deferred tax asset valuation allowance. Actual results could differ from the estimates.

Reclassification

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current year presentation.

New Accounting Pronouncements

FIN 48

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. The objective of this interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

SFAS 157

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under U.S. GAAP and expands disclosures requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB provided a one-year deferral for the implementation of SFAS No 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring bases. Management is currently assessing the effect of SFAS No 157 on its financial statements.

SFAS 159

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and early application is allowed under certain circumstances. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

EITF 07-3

In June 2007, the Emerging Issues Task Force issued EITF Issue No. 07-3, “Accounting for Non Refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective for fiscal years beginning after December 15, 2007 and will be adopted in the first quarter of 2008 and is not expected to have a material impact on the Company’s financial position or results of operations.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(2) Going Concern

As of December 31, 2007, the Company’s debt included (a) $24,373,000 of senior debt, as a result of a various extensions, which matures on May 1, 2008; (b) $6,144,000 principal amount of subordinated debt, which matured on July 3, 2001; and (c) $385,000 of 6% Debentures which matured on July 2, 2002. The Company was unable to pay the principal ($6,144,000) or accrued interest ($6,900,000) on the subordinated notes or the principal ($385,000) or interest ($183,000) on the 6% Debentures. Accordingly, the senior debt and subordinated debt are classified as current liabilities (Notes 7, 8 and 9).

The Company is impaired by both its working capital deficit, which was $34,513,000 at December 31, 2007, and its loss from continuing operations of $2,223,000, as well as its dependence upon the willingness of the holder of its senior debt to continue to extend the maturity of the senior debt.

At December 31, 2007, the Company did not have sufficient resources to pay either the holder of the senior debt or the subordinated lenders; and it is unlikely that it can generate such cash from its operations, and the holder of the senior debt continues to preclude the Company from making payments on any subordinated indebtedness, other than accounts payable in the normal course of business. Accordingly, all senior and subordinated debts are classified as current liabilities (Notes 7, 8 and 9).

On February 7, 2007 Cheyne Special Situations Fund L.P (“Cheyne”) purchased the Company’s senior debt of approximately $23,373,000 from SHF IX, LLC and subsequently extended an additional $1,000,000 of debt in October 2007 to cover the Company’s working capital needs. Cheyne has extended the maturity of the senior debt to May 1, 2008. The Company can not give any assurance that the holder of its senior debt will extend the loan beyond May 1, 2008. The Company cannot determine whether the holder of the senior debt will continue to extend the loans. Any adverse event, including declines in business, could have an effect on the decision of the holder of the senior debt to extend or demand payment on the notes. If the holder of the senior debt does not extend the maturity of our senior debt beyond May 1, 2008 or if the holder of the senior debt demands payment of all or a significant portion of the senior debt when due, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code.

During the last several years, the Company has taken steps to reduce overhead, including a reduction in personnel, the hiring of lower wage personnel in its Mexico facility and the outsourcing of manufacturing to China. The Company will continue to look to reduce costs while it seeks additional business from new and existing customers. Furthermore, the Company believes that its current and historic financial position is having an adverse effect upon its ability to develop new business, as competitors and potential customers question its ability both to perform obligations under any agreements it may enter and to continue in business.

These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described above.

(3) Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products directly to customers, to distributors and original equipment manufacturers involved in a variety of industries, principally telecommunications and military/aerospace. The Company performs continuing credit evaluations of its customers’ financial condition and although it generally does not require collateral, letters of credit may be required from customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Included in the overall allowance for doubtful accounts are any accounts receivable balances that are determined to be uncollectible, along with a general reserve. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2007 is adequate. However, actual write-offs may differ from the recorded allowance.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The allowance for doubtful accounts receivable was $50,000 and $13,000 as of December 31, 2007 and 2006, respectively. The net accounts receivable relating to the discontinued operations are included in assets of discontinued operations (See Note 10.) In 2006, the Company wrote off approximately $243,000 of fully reserved OSS accounts receivable.

(4) Inventories

Inventories from continuing operations consist of the following (net of $1,952,000 in reserve for 2007 and $2,345,000 for 2006):

	December 31,
	2007	2006
Parts and component	$3,669,000	$3,637,000
Work-in-process	858,000	543,000
Finished goods	1,884,000	411,000
	$6,411,000	$4,591,000

Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or fair market value. Our stated inventory reflects an inventory obsolescence reserve that represents the difference between the cost of the inventory and its estimated market value. This reserve is calculated based on historical usage and forecasted sales. Actual results may differ from our estimates.

(5) Property, Plant and Equipment

Property, plant and equipment from continuing operations consist of the following:

	December 31		Estimated
	2007	2006	useful lives

Land	$132,000	$132,000	—
Buildings	876,000	850,000	20 years
Machinery and equipment	1,695,000	1,584,000	3-8 years
Furniture and fixtures	353,000	307,000	5-10 years
Transportation equipment	48,000	63,000	4 years
Tools and molds	1,688,000	1,353,000	8 years
Leasehold improvements	75,000	251,000	Lesser of term of lease or estimated useful life of asset
	4,867,000	4,540,000
Less accumulated depreciation and amortization	3,189,000	2,969,000
	$1,678,000	$1,571,000

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

Total depreciation and amortization expense for 2007, 2006, and 2005 amounted to approximately $407,000, $414,000, and $410,000 respectively.

During 2007 the Company wrote off assets net of depreciation of $24,000 relating to leasehold improvements on property no longer leased in the UK and during 2006, the Company wrote off previously fully depreciated assets of approximately $69,000, which have been disposed of.

(6) Goodwill

The Company measures the fair value of the goodwill at least annually, instead of amortizing goodwill over a fixed period of time, to determine if goodwill has been impaired.

As of December 31, 2007 and 2006, goodwill was $2,961,000. At such dates, all of the goodwill related to the Company’s Signal division. The Company cannot give assurances that future write-downs will not be necessary, although management believes that no goodwill impairment charges are necessary at this time.

(7) Senior Debt

On December 31, 2007 and 2006, the Company’s senior debt consisted of debt in the amount of $24,373,000 and $23,513,000, respectively. Substantially all of the Company’s assets are pledged as collateral for the senior debt. The current agreement with the holder of the senior debt will expire on May 1, 2008 and, accordingly, the senior debt has been classified as a current liability. (See Note 2.) In October 2007 the Company borrowed an additional $1,000,000 from its senior debt holder to meet its current working capital needs. This loan along with the existing senior debt matures on May 1, 2008.

We do not accrue interest on the entire amount of the senior debt under the terms of our agreement with the holder of our senior debt. Interest has accrued from February 7, 2007 on $10,000,000 of the senior debt at 12.5% as a result of the terms of the February 7, 2007 extension of the maturity of our senior debt. In addition, we accrue interest on the $1,000,000 lent to us by our senior lender in October 2007 at a rate of LIBOR plus 10%, approximately 14.65% for 2007.

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

(8) 6% Convertible Subordinated Debentures

As of December 31, 2007 and 2006, the Company had outstanding $385,000 of its 6% convertible subordinated debentures due July 1, 2002 (the “Debentures”). The Company has not paid interest on these Debentures since July 2000, and the holder of its senior debt prohibits it from making any payments of principal and interest (see Note 7). At December 31, 2007 and 2006, accrued interest on the debentures was $183,000 and $151,000, respectively. The trustee of the Debentures gave notice to the Company that the non-payment caused an event of default. The convertibility feature associated with the Debentures expired upon their stated maturity date, which was July 1, 2002.

(9) Subordinated Notes

As of December 31, 2007 and 2006, subordinated notes in the principal amount of $6,144,000 were outstanding. As of December 31, 2007, $6,900,000 of accrued interest was also due and payable. However, the Company does not have the resources to pay either the $6,144,000 principal or the $6,900,000 interest due on the subordinated notes. In addition, the holder of its senior debt has precluded the Company from making payments on the subordinated debt (see Note 7).

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(10) Discontinued operations

Operating Support Systems (“OSS”)

In December 2003, the Company decided to wind down its OSS business because of continuing losses combined with difficulties in marketing OSS products in view of the Company’s financial condition. The OSS operating segment is reported in the consolidated financial statements as a discontinued operation for all periods presented. Its operating activities were limited to the performance of contractual maintenance and warranty services agreements which expired on June 30, 2007, at which time the Company discontinued all OSS operations. Accordingly, the Company wrote off $434,000 of OSS assets.

The following amounts related to OSS have been segregated from the Company’s continuing operations and are reported as assets and liabilities of discontinued operations in the consolidated balance sheet:

	December 31, 2007	December 31, 2006
Assets of discontinued operations:
Prepaid expenses	$—	$13,000
Accounts receivable	—	18,000
Inventories	—	352,000
Property, plant and equipment	—	11,000
Other assets	—	—
Total assets of discontinued operations	$—	$394,000

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$—	$425,000
Total liabilities of discontinued operations	$—	$425,000

Results of operations for OSS have been segregated from continuing operations and are reflected as discontinued operations approximately as follows:

	December 31, 2007	December 31, 2006	December 31, 2005

Revenues	$100,000	$333,000	$785,000

Loss from discontinued operations	$(521,000)	$(329,000)	$(1,045,000)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(11) Employee Benefit Plans

The Company has unfunded deferred compensation agreements with certain present and former officers and employees, with benefits commencing at retirement equal to 50% of the employee’s base salary, as defined. The amount of payments is based on a 2004 modification of the plan whereby the former officers and employees agreed to spread their payments over a longer period of time than the original plan, ranging from approximately 15 to approximately 25 years although they may be accelerated under certain conditions. Total deferred compensation obligations as of December 31, 2007 and 2006, before discounting at a rate of 6.5%, were $1,219,000 and $1,318,000, respectively.

The Company maintains the Porta Systems Corp. 401(k) Savings Plan for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. Porta will match a participant’s contribution by an amount equal to 25% of the first 6% contributed by the participant. A participant is 100% vested in all balances credited to his account, including the Company’s contribution. For the years ended December 31, 2007, 2006 and 2005, the Company’s contribution amounted to $ 46,000, $44,000 and $41,000, respectively.

(12) Incentive Plans

Incentive awards are provided to employees under the terms of our 1998 Non-Qualified Stock Option Plan and our 1999 Incentive and Non-Qualified Stock Option Plan (the “1998 Plan” and “1999 Plan,” respectively). Options under the 1998 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries. The exercise prices for all options granted under the 1998 Plan are equal to the fair market value at the date of grant and vest as determined by the board of directors. Options under the 1999 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1999 Plan. The exercise prices for all options granted are equal to the fair market value at the date of grant and vest as determined by the board of directors, which is historically determined as six months. In addition, the 1999 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year. Options under both the 1998 and 1999 Plans have expiration terms between 5 and 10 years.

During 1999, the Company established an Employee Stock Bonus Plan whereby stock may be given to employees who are not officers or directors to recognize their contributions. A maximum of 95,750 shares of common stock is reserved for issuance pursuant to the Bonus Plan. No shares of common stock were issued pursuant to the Bonus Plan during 2007, 2006 or 2005.

 The Company’s 1998 Non-Qualified Stock Option Plan (“1998 Plan”) covers 450,000 shares of common stock. Options under the 1998 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries. Incentive stock options cannot be issued subsequent to ten years from the date the 1998 Plan was approved, however previously granted options are not affected. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. Currently there are 445,000 options outstanding under this plan for future grants.

The Company’s 1999 Incentive and Non-Qualified Stock Option Plan (“1999 Plan”) cover 400,000 shares of common stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1999 Plan was approved, however previously granted options are not affected. Options under the 1999 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1999 Plan. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1999 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year. Currently there are 265,000 options outstanding for future grants.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The weighted-average fair values of options granted were $0.14 per share for options granted in 2005, $0.11 per share for options granted in 2006 and $0.14 per share for options granted in 2007. The only options granted under this plan during 2005, 2006 and 2007 are the options granted to the independent directors pursuant to the automatic grant provisions. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2007, 2006 and 2005:

	2007	2006	2005
Dividends:	$0.00 per share	$0.00 per share	$0.00 per share
Volatility:	50%	50%	50%
Risk-free interest:	4.35%	4.35%	4.35%
Expected term:	5 years	5 years	5 years

A summary of the status of the Company’s stock option plans as of December 31, 2007, 2006, and 2005, and changes during the years ending on those dates is presented below:

	2007		2006		2005
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price

Outstanding beginning of year	322,280	$1.33	337,780	$1.39	322,780	$1.45

Granted	20,000	0.14	20,000	0.11	15,000	0.14
Exercised	—	—	—	—	—	—
Forfeited	203,280	1.50	35,500	—	—	—

Outstanding end of year	139,000	$.49	322,280	$1.33	337,780	$1.39

Options exercisable at year-end	139,000		322,280		337,780

(13) Income Taxes

The provision for income taxes consists of the following:

	2007		2006		2005
	Current	Deferred	Current	Deferred	Current	Deferred
Federal	$—	$—	$—	$—	$32,000	$—
State and foreign	76,000	—	118,000	—	128,000	—
Total	$76,000	$—	$118,000	$—	$160,000	$—

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The domestic and foreign components of income (loss) from continuing operation before provision (benefit) for income taxes were as follows:

	2007	2006	2005
United States	$(3,799,000)	$1,146,000	$783,000
Foreign	1,652,000	1,483,000	1,232,000
Income/ (loss) from continuing operations before discontinued operations	$(2,147,000)	$2,629,000	$2,015,000

The Company’s tax provision consisted of current federal minimum taxes and state and foreign taxes.

Porta has unused United States tax net operating loss (NOL) carryforwards of approximately $50,907,000 expiring at various dates between 2008 and 2027. Due to the 1997 change in ownership which resulted from the conversion of the Company’s Debentures to common stock, the Company’s usage of its NOL will be limited in accordance with Internal Revenue Code section 382. The Company’s carryforward utilization of the NOL is limited to $1,767,000 per year with respect to approximately $23.9 million of the NOL, representing the portion that arose prior to the change in control. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). In addition, Porta has foreign NOL carryforwards of approximately $5,279,000 with indefinite expiration dates.

The components of the deferred tax assets, the net balance of which total zero after the valuation allowance, as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Inventory	$943,000	$933,000
Allowance for doubtful accounts receivable	19,000	5,000
Benefits of tax loss carryforwards	21,538,000	20,568,000
Benefit plans	410,000	412,000
Accrued commissions	111,000	88,000
Other	3,255,000	2,957,000
Depreciation	69,000	253,000
	26,345,000	25,216,000
Valuation allowance	$(26,345,000)	$(25,216,000)
	$—	$—

Because of the Company’s losses in previous years and uncertainties associated with projections of future taxable income and the possibility of a change in ownership, a valuation allowance for the entire deferred tax asset was provided and is still considered appropriate due to the uncertainty of future realization.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation (“FIN” No. 48, Accounting for uncertainty in Income Taxes). Fin 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of such date, we did not have any unrecognized tax benefits, and there was no effect on our financial condition or results of operation as a result of implementing FIN 48.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

Fin 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. As of the date of adoption of FIN 48 we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the respective quarters.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. We may be subject to examination by the Internal Revenue Service (‘IRS”) for calendar years 2003 through 2006 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purpose, the Company’s 2002 though 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however certain states may keep their stature open for six to ten years.

No provision was made for U.S. income taxes on the undistributed earnings of Porta’s foreign subsidiaries as it is management’s intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 2007, undistributed earnings of the foreign subsidiaries amounted to approximately $3,914,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

(14) Leases

At December 31, 2007, the Company and its subsidiaries leased manufacturing and administrative facilities, equipment under a number of operating leases. The Company is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 2007, 2006, and 2005 amounted to approximately $ 491,000, $614,000 and $594,000, respectively. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

2008	$444,000
2009	448,000
2010	448,000
2011	128,000
2012	66,000
Thereafter	314,000
$1,848,000

(15) Major Customers

Porta’s five largest customers accounted for sales of $18,479,000, or approximately 66% of sales, for 2007, $23,333,000 or approximately 71% of sales, for 2006 and $17,431,000 or approximately 63% of sales, for 2005. British Telecommunications PLC was Porta’s largest customer for 2007, accounting for sales of $10,860,000 or approximately 39% of sales. For 2006 and 2005, British Telecommunications was also Porta’s largest customer accounting for sales of approximately $9,614,000 or 29%,and $5,641,000 or 20% of sales respectively.

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

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(17) Net Income/(Loss) Per Share

 In 2007 the weighted average shares of common stock did not take into effect the potential dilutive stock options as they would be anti-dilutive in the calculation of fully dilutive earnings per share. In 2006 and 2005, the weighted average shares of common stock outstanding for purposes of computing diluted net income per share include 65,000 dilutive potential shares of common stock related to stock options for which the options’ exercise price was less than the weighted average market price of the Company’s common stock for the year. Options to purchase 139,000, 257,280, and 272,780 shares of common stock for 2007, 2006 and 2005, respectively, with exercise prices ranging from $0.07 to $3.85, $0.32 to $3.85, and $0.30 to $3.85 for 2007, 2006 and 2005, respectively, were outstanding but not included in the computation of diluted net income per share, because the effect of doing so would be anti-dilutive.

(18) Cash Flow Information

Supplemental cash flow information for the years ended December 31, is as follows (in thousands):

	2007	2006	2005
Cash paid for interest	$604	$169	$1,130
Cash paid for income taxes	$0	$0	$115

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

	2007	2006	2005
Revenue:
Line	$22,929,000	$27,188,000	$21,982,000
Signal	4,891,000	5,292,000	5,710,000
	$27,820,000	$32,480,000	$27,692,000

Segment profit (loss):
Line	$1,724,000	4,688,000	4,345,000
Signal	1,178,000	1,640,000	2,134,000
	$2,902,000	$6,328,000	$6,479,000

Depreciation and amortization:
Line	$331,000	315,000	310,000
Signal	33,000	34,000	31,000
	$364,000	349,000	341,000

Total identifiable assets:
Line	$11,032,000	9,667,000	7,626,000
Signal	5,022,000	5,159,000	4,775,000
	$16,054,000	14,826,000	12,401,000

Capital expenditures:
Line	$492,000	517,000	357,000
Signal	12,000	60,000	37,000
	$504,000	577,000	394,000

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

 The following table reconciles segment totals to consolidated totals:

	2007	2006	2005
Revenue:
Total revenue for reportable segments	$27,820,000	$32,480,000	$27,692,000
Other revenue	-0-	338,000	127,000
Consolidated total revenue	$27,820,000	$32,818,000	$27,819,000

Operating income/(loss) :
Total segment income for reportable segments	$2,902,000	$6,328,000	$6,479,000
Corporate and unallocated	(2,983,000)	(2,514,000)	(3,413,000)
Consolidated total operating income/(loss)	$(81,000)	$3,814,000	$3,066,000

Depreciation and amortization:
Total for reportable segments	$364,000	$349,000	$341,000
Corporate and unallocated	43,000	65,000	69,000
Consolidated total deprecation and amortization	$407,000	$414,000	$410,000

Total assets:
Total for reportable segments	$16,054,000	$14,826,000	$12,401,000
Corporate and unallocated	845,000	2,564,000	1,672,000
Assets of discontinued operations	-0-	394,000	588,000
Consolidated total assets	$16,899,000	$17,784,000	$14,661,000

Capital expenditures:
Total for reportable segments	$504,000	$577,000	$394,000
Corporate and unallocated	29,000	8,000	21,000
Consolidated total capital expenditures	$533,000	$585,000	$415,000

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The following table presents information about the Company by geographic area:

	2007	2006	2005
Revenue:
United States	$9,316,000	$9,625,000	$10,120,000
United Kingdom	13,321,000	20,725,000	14,542,000
Mexico	5,183,000	2,468,000	3,157,000
Consolidated total revenue	$27,820,000	$32,818,000	$27,819,000

Consolidated long-lived assets:
United States	$4,334,000	$4,241,000	$4,055,000
United Kingdom	37,000	44,000	77,000
Mexico	328,000	298,000	288,000
	4,699,000	4,583,000	4,420,000
Current and other assets	12,200,000	13,201,000	10,241,000
Consolidated total assets	$16,899,000	$17,784,000	$14,661,000

(20) Quarterly Information (Unaudited)

The following presents certain unaudited quarterly financial data:

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net sales	$8,202,000	$7,069,000	$6,651,000	$5,898,000
Gross profit	2,620,000	2,075,000	2,088,000	1,277,000
Loss from discontinued operations	(34,000)	(487,000)	-	-
Net income/ (loss)	165,000	(791,000)	(424,000)	(1,694,000)
Income per share from continuing operations	0.02	(0.03)	(0.04)	(0.17)
(Loss) per share from discontinued operations	-	(0.05)	-	-

	Quarter Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Net sales	$7,937,000	$8,084,000	$9,018,000	$7,779,000
Gross profit	2,713,000	2,752,000	2,984,000	2,385,000
Loss from discontinued operations	(82,000)	(76,000)	(87,000)	(84,000)
Net income	605,000	587,000	818,000	172,000
Income per share from continuing operations	0.07	0.07	0.09	0.03
(Loss) per share from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Porta Systems Corp.
Syosset, New York

The audits referred to in our report, dated March 24, 2008, relating to the consolidated financial statements of Porta Systems Corp., which are included in item 8 of this Form 10-K, included the audit of the financial statement Schedule II - Valuation and Qualifying Accounts for the three-year period ended December 31, 2007. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Melville, New York
March 24, 2008

Schedule II

PORTA SYSTEMS CORP
VALUATION AND QUALIFYING ACCOUNTS
 (in thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Reserve and allowance deducted from
Asset accounts:

YEAR ENDED DECEMBER 31, 2007
Allowance for doubtful accounts	$13	$37	$—	$50
Inventory reserve	2,345	—	393	1,952

YEAR ENDED DECEMBER 31, 2006
Allowance for doubtful accounts	$13	$—	$—	$13
Inventory reserve	2,583	—	238	2,345

YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$802	$19	$808	$13
Inventory reserve	2,626	626	669	2,583