Form 10-Q
period 2008-03-31
PORTA SYSTEMS CORP
filed 2008-05-13
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from.................to...................
Commission file number 0-8460

 PORTA SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Delaware	11-2203988
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

 6851 Jericho Turnpike, Suite 170, Syosset, New York 11791
(Address of principal executive offices, including ZIP Code)

516-364-9300
(Company’s telephone number, including area code)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
Yes ☒ No ___

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. Check one:
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [ ]   Smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock (par value $0.01) 10,053,617 shares as of May 9, 2008.

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements
PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)
	Unaudited
	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$315	$494
Accounts receivable - trade, less allowance for doubtful accounts of $25 in 2008 and $50 in 2007	5,462	5,098
Inventories	7,098	6,411
Prepaid expenses and other current assets	503	203
Total current assets	13,378	12,206

Property, plant and equipment, net	1,645	1,678
Goodwill	2,961	2,961
Other assets	54	54
Total assets	$18,038	$16,899

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt	$24,373	$24,373
Subordinated notes	6,144	6,144
6% Convertible subordinated debentures	385	385
Accounts payable	6,289	5,523
Accrued expenses and other	2,855	2,447
Other accrued interest payable	8,436	7,847
Total current liabilities	48,482	46,719

Deferred compensation and other long term liabilities	704	707
Total liabilities	49,186	47,426

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	-	-
Common stock, par value $.01; authorized 20,000,000 shares, issued 10,084,557 shares in 2008 and 2007	101	101
Additional paid-in capital	76,125	76,125
Accumulated deficit	(100,994)	(100,457)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,442)	(4,358)
	(29,210)	(28,589)
Treasury stock, at cost, 30,940 shares	(1,938)	(1,938)
Total stockholders’ deficit	(31,148)	(30,527)
Total liabilities and stockholders’ deficit	$18,038	$16,899

See accompanying notes to unaudited consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Sales	$6,545	$8,202
Cost of sales	4,708	5,582
Gross profit	1,837	2,620

Selling, general and administrative expenses	1,342	1,581
Research and development expenses	424	373
Total expenses	1,766	1,954

Operating income	71	666

Interest expense, net	(591)	(440)
Other income (expense), net	8	(1)

Income (loss) from continuing operations before income taxes	(512)	225

Income tax expense	(25)	(26)

Income (loss) from continuing operations	(537)	199

Discontinued operations:
Loss from discontinued operations (net of taxes of zero)	--	(34)

Net income (loss)	$(537)	$165

Other comprehensive loss:
Foreign currency translation adjustments	(84)	(73)

Comprehensive income (loss)	$(621)	$92

Basic income (loss) per share of common stock	$(0.05)	$0.02

Weighted average shares outstanding	10,054	10,054

Diluted income (loss) per share of common stock	$(0.05)	$0.02

Weighted average shares outstanding	10,054	10,054

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash flows from operating activities of continuing operations:
Net income (loss)	$(537)	$165
Loss from discontinued operations	--	34
Adjustments to reconcile net income (loss) to net cash
(used in) operating activities of continuing operations:
Depreciation and amortization	79	71
Inventory reserves	(177)	-
Allowance for bad debt	(25)	-
Changes in operating assets and liabilities:
Accounts receivable	(333)	(1,738)
Inventories	(514)	(1,661)
Prepaid expenses and other current assets	(265)	(23)
Other assets	(2)	(9)
Accounts payable, accrued expenses and other liabilities	1,657	1,769
Net cash used in by continuing operations	(117)	(1,392)

Cash flows from investing activities:
Capital expenditures, net	(22)	(144)
Net cash used in investing activities	(22)	(144)

Cash flows from financing activities:
Increase in debt	--	191
Repayments of senior debt	--	(150)
Net cash provided by financing activities	--	41

Effect of exchange rate changes on cash	(40)	(43)

Decrease in cash and cash equivalents	(179)	(1,538)

Cash and cash equivalents - beginning of the year	494	2,102

Cash and cash equivalents - end of the period	$315	$564

Supplemental cash flow disclosure:

Cash paid for interest expense	$--	$24

Cash paid for income taxes	$2	$--

Schedule of noncash transactions:

Acquisition of leased equipment	$34	$--

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Management’s Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2007. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2007 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the first quarter of 2008 are not necessarily indicative of results for the year. Certain reclassifications have been made to the prior consolidated financial statements to conform to the current year presentation.

Note 2: Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows (net of reserve of $1,775,000 for 2008 and $1,952,000 for 2007):

	March 31, 2008	December 31, 2007
Parts and components	$4,075,000	$3,669,000
Work-in-process	892,000	858,000
Finished goods	2,131,000	1,884,000
	$7,098,000	$6,411,000

Note 3: Senior and Subordinated Debt

Senior Debt:

On March 31, 2008 and December 31, 2007, the Company’s senior debt consisted of principal in the amount of $24,373,000. Substantially all of the Company’s assets are pledged as collateral for the senior debt. The current agreement with the holder of the senior debt will expire on September 1, 2008 and, accordingly, the senior debt has been classified as a current liability. Senior debt, at both March 31, 2008 and December 31, 2007 includes $1,000,000 which the Company borrowed from the holder of the senior debt in October 2007 in order to meet its current working capital needs. The Company does not accrue interest on the entire amount of the senior debt under the terms of its agreement with the senior debt holder. Interest has accrued from February 7, 2007 on $10,000,000 of the senior debt at 12.5% as a result of the terms of the February 7, 2007 extension of the maturity of our senior debt. In addition, we accrue interest on the $1,000,000 note issued in October 2007 at a rate of LIBOR plus 10%, which was approximately 14.74% for the quarter ended March 31, 2008. The holder of the senior debt prohibited the Company from making any payments on indebtedness to any subordinated creditors or from paying any dividends on common stock, but the Company is not prohibited from paying accounts payable in the ordinary course of business. The holder of the senior debt has no obligation to make any further loans to the Company.

Any adverse event, including declines in business, could have an effect on the decision of the senior debt holder to extend or demand payment on the debt. If the senior debt holder does not extend the maturity of the Company’s senior debt beyond September 1, 2008 or if the senior debt holder demands payment of all or a significant portion of the senior debt when due, the Company will not be able to continue in business, and it is likely that it will seek protection under the Bankruptcy Code.

Subordinated Notes:

As of March 31, 2008 and December 31, 2007, subordinated notes in the principal amount of $6,144,000 were outstanding. The interest rate on the subordinated notes increased to 15% as a result of our failure to pay the subordinated notes when due on July 3, 2001. As of March 31, 2008, $7,131,000 of accrued interest was also due and payable and is included in other accrued interest payable. However, the Company does not have the resources to pay either the $6,144,000 principal or the $7,131,000 interest due on the subordinated notes. In addition, the holder of its senior debt has precluded the Company from making payments on the subordinated debt.

Convertible Subordinated Debentures:

As of March 31, 2008 and December 31, 2007, the Company had outstanding $385,000 principal amount of its convertible subordinated debentures due July 1, 2002 (the “Debentures”). The interest rate on these debentures increased from the stated interest rate of 6% to 8.26% as a result of our failure to make interest payments on the debentures since July 1, 2000 and our failure to pay principal on July 2, 2002. The Company has not paid interest on these Debentures since July 2000, and the holder of its senior debt prohibits it from making any payments of principal and interest. At March 31, 2008 and December 31, 2007, accrued interest, including additional assessments due to the default, on the debentures was $300,000 and $291,000, respectively, and is included in other accrued interest payable. The trustee of the Debentures gave notice to the Company that the non-payment caused an event of default. The convertibility feature associated with the Debentures expired upon their stated maturity date, which was July 1, 2002. The holder of the senior debt has precluded the Company from making payments on the debentures.

Note 4: Accounting for Stock Based Compensation

For the three months ended March 31, 2008 and 2007, the Company did not issue any stock options and, therefore did not recognize non-cash compensation expense attributable to stock options granted during the quarter. The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period when granting stock options. All options previously granted are fully vested.

Note 5: Segment Data

The Company develops, designs, manufactures and markets a range of standard and proprietary telecommunications equipment for sale domestically and internationally. Its core products, focused on ensuring communications for service providers worldwide, fall principally into two categories:

Voice and Data Connection and Protection Equipment. These products are used to connect copper wire lines, Automated Digital Subscriber Lines, wireless networks, fiber connection/protection lines, and security networks; and to protect equipment from voltage surges. The Company markets its connection and protection products to telephone operating companies, customer premise providers and installers and security providers and installers throughout the world.

Signal Processing Equipment. Signal Processing products are sold principally for use in defense and aerospace applications, and support copper wire-based communications systems. Customers for signal processing equipment are major aircraft, naval ship and ground-based vehicle manufacturers, as well as their third party sub-tier partners.

The Company formerly had a third reportable segment - Operating Support Systems (“OSS”), which was engaged in the business of marketing, manufacturing and selling products that automated the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment. The Company’s operations in this segment were discontinued as of June 30, 2007. The operation of this segment for the quarter ended March 31, 2007 are reflected as Loss from discontinued operations.

 The factors used to determine the above segments focused primarily on the types of products and services provided, and the type of customer served. Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

There has been no significant change, from December 31, 2007, in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company’s assets for the Line and Signal reporting segments.

	Three Months Ended
	March 31,	March 31,
	2008	2007
Sales:
Line	$5,392,000	$6,814,000
Signal	1,153,000	1,388,000
Total of Continuing Operations	$6,545,000	$8,202,000

Segment profit from operations:
Line	$447,000	$1,062,000
Signal	241,000	418,000
Total of Continuing Operations	$688,000	$1,480,000

The following table reconciles segment totals to consolidated totals:

Operating income:
Total segment income
for reportable segments	$688,000	$1,480,000
Corporate and unallocated	(617,000)	(814,000)
Consolidated total operating income	$71,000	$666,000

Note 6: Adoption of New Accounting Standards

The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

SFAS 157

(a) Fair Value Measurement

We adopted FAS 157, Fair Value Measurements (“FAS 157”), effective January 1, 2008. Under this standard, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e. the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, we use various valuation approaches, including market and income approaches. FAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

 Assets and liabilities utilizing Level 1 inputs include: exchange-traded equity securities and listed derivatives that are actively traded.

•
Level 2—Valuations based on quoted prices in markets that are not active or for which significant inputs are observable (e.g. interest rates, yield curves, prepayment speeds, default rates, loss severities, etc.) or can be corroborated by observable market data.

 Assets and liabilities utilizing Level 2 inputs include: exchange-traded equity securities and listed derivatives that are not actively traded; U.S. government and agency securities; non-U.S. government obligations; corporate and municipal bonds; mortgage-backed securities (“MBS”) and asset-backed securities (“ABS”); and over-the-counter (“OTC”) derivatives (e.g. foreign currency options and forward contracts).

•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurements. The unobservable inputs reflect our own assumptions about assumptions that market participants might use.

 Assets and liabilities utilizing Level 3 inputs include: insurance and reinsurance derivative contracts; hedge funds with partial transparency; and collateralized loan obligation (“CLO”) - equity tranche securities, credit funds and short duration high yield funds that are traded in less liquid markets.

The availability of observable inputs can vary from financial instrument to financial instruments and is affected by a wide variety of factors, including, for example, the type of financial instrument, whether the financial instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires significantly more judgment. Accordingly, the degree of judgment exercised by management in determining fair value is greatest for instruments categorized on Level 3. We use prices and inputs that are current as of the measurement date including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified between levels.

The adoption of FAS 157 did not result in any cumulative-effect adjustment to our beginning retained earnings at January 1, 2008, or any material impact on out results of operations, financial position of liquidity. In February 2008, the FASB issued FASP FAS 157-2, Effective date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one-year deferral of the application of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, we have also adopted FSPFAS 157-2 effective January 1, 2008 and FAS 157 will not be applied to our goodwill and other intangible assets measured annually for impairment testing purpose only. We will adopt FAS 157 for non-financial assets and non-financial liabilities on January 1, 2009 and we do not anticipate this adoption will have a material impact on our results of operations, financial position or liquidity.

SFAS 159

The Company adopted FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”), effective January 1, 2008. SFAS 159 allows entities the option of measuring eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

EITF 07-3

In the first quarter 2008, the Company adopted the Emerging Issues Task Force issued EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 did not have a material impact on the Company’s financial position or results of operations
.
Note 7: Discontinued operations

In December, 2003, the Company decided to wind down its OSS business. This decision was made because of continuing losses combined with difficulties in marketing OSS products in view of the Company’s financial condition. As of June 30, 2007, the Company discontinued operating this business. Accordingly, as of June 30, 2007, the OSS net assets of $434,000 were written off and the operations of the segment are reported in the Consolidated Financial Statements as a discontinued operation in fiscal 2007.

Results of operations for OSS have been segregated from continuing operations and are reflected as discontinued operations approximately as follows:

	Three Months Ended March 31,
	2008	2007

Revenues	$--	$72,000

Loss from discontinued operations	--	(34,000)

Note 8: Significant Customers

British Telecommunications PLC and its systems integrators represent the Company’s largest customers and accounted for approximately $2,926,000, or 45% of sales, in the first quarter of 2008, and approximately $4,455,000, or 54% of sales, in the first quarter of 2007.

Note 9: Subsequent events

  On May 8, 2008, the Company entered into an agreement with the holder of our senior debt which contemplates a restructure of our senior and subordinated debt and our obligations to certain other creditors. The senior debt holder presently holds two notes -- a note in the principal amount of $23,373,000 at March 31, 2008 (the “Old Note”), and a note (the “New Note”) in the principal amount of $1,000,000, which the Company issued in October 2007. Both the Old Note and the New Note mature on September 1, 2008. Pursuant to this agreement:

•	The Company’s board of directors approved a one-for-11.11 reverse split of the Company’s common stock, subject to stockholder approval.

•
The holder of the senior debt agreed to exchange the principal of the Old Note in excess of $10,000,000 for 70% of the Company’s common stock. Any unpaid interest on the $10,000,000 principal amount accrued through June 30, 2008, which is estimated at $1,250,000, will be added to principal.

•
The Company will issue a modified promissory note in favor of the senior debt holder for the remaining $11,250,000 principal amount of the Old Note to provide for payments of interest of $351,156 on September 30, 2008 and December 31, 2008 and thereafter at 12½% per annum on the outstanding principal amount, payable quarterly in arrears, and payments of principal in twelve quarterly installments each in the amount of $250,000, with the first payment of principal becoming due on December 31, 2008, followed by 13 quarterly installments of principal each in the amount of $500,000, with a final payment of $1,750,000 becoming due on March 31, 2015. If the accrued interest to the closing date is an amount other than $1,250,000, the final payment will be adjusted accordingly. The Old Note, as reduced and modified pursuant to this Agreement, is referred to as the “Amended Note.”

•
The maturity date of the New Note will be extended from September 1, 2008 to September 1, 2010 on the same terms. Principal and interest payments shall be payable on the first day of each calendar month commencing on August 1, 2008 in the amount equal to the amount by which the excess of the average cash balance of the Company exceeds $250,000, exclusive of the proceeds of the New Note, for the three full Business Weeks ending immediately prior to such Payment Date. Interest shall accrue and be payable on the outstanding principal balance of the New Note at an amount equal to the six-month rate of LIBOR. Any interest due on a Payment Date which remains unpaid shall be added to principal and shall bear interest at the same rate as provided in the New Note.

•
Until completion of the debt restructuring, the senior debt holder shall have the right to designate two members to the Company’s board of directors, each of whom shall be an independent director as defined by the rule of the Nasdaq Stock Market.

•
The debt restructuring is subject to stockholder approval of the reverse split and the debt restructuring and the approval by the holders of the Company’s subordinated notes in the principal amount of $6,144,000, together with interest, which was $7,131,000 at March 31, 2008, for notes in the principal amount of $1,750,000 and 14% of the Company’s outstanding common stock, after giving effect to the reverse split. These notes bear interest at 10% per annum, are amortized based on a 25-year amortization schedule and mature 7½ years after issuance. We have obtained the agreement of more than 95% of the holders of the subordinated notes to these terms.

•	The debt restructuring is also subject to agreements of other creditors accepting reduced amounts for money due to them. These creditors have agreed to the reductions.

•
The agreement also provides that the Company will offer the holders of its debentures in the principal amount of $385,000 the right to exchange their debentures for their proportionate share of notes in the aggregate principal amount of $100,000 plus 1% of the Company’s common stock after giving effect to the reverse split.

•	The Company has agreed to issue to its key employees 6% of the Company’s common stock, after giving effect to the reverse split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

	Three Months Ended
	March 31,
	2008	2007

Sales	100%	100%
Cost of sales	72%	68%
Gross profit	28%	32%
Selling, general and administrative expenses	21%	19%
Research and development expenses	6%	5%
Operating income	1%	8%
Interest expense - net	(9%)	(6%)
Income (loss) from continuing operations	(8%)	2%
Net (loss) income	(8%)	2%

The Company’s sales, from continuing operations, by product line for the periods ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008		2007
Line	$5,392,000	82%	$6,814,000	83%
Signal	1,153,000	18%	1,388,000	17%
	$6,545,000	100%	$8,202,000	100%

Overview

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

We also have developed a range of security products for use in Closed Circuit TV (CCTV) installations. Our CCTV video balun products allow full motion color or monochrome video transmission via cost-effective UTP CAT 3 or better cable eliminating expensive and bulky coax cable. The Company’s CCTV surge protectors provide protection against voltage spikes and current surges that can disable and permanently damage expensive video equipment, including cameras and recorders, resulting in loss of important information and reduced security.

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

Our Signal Processing products include data bus components, cable assemblies and wideband transformers. Our data bus components provide network infrastructure that connects remote terminals used in military data transmission applications, where an extremely high level of reliability and performance is required. Our wideband video isolation transformers are used by the television and broadcast, medical imaging, in-flight entertainment and industrial process control industries to reduce ground noise, interference and improve picture quality. Our wideband products are also used by test and measurement engineers in the characterization of data transmission networks.

Our Line division generated net income from operations for the three months ended March 31, 2008 and the comparable period of 2007. The Signal division generated net income from operations for the three months ended March 31, 2008 and the comparable period of 2007. We recognize revenue from Line and Signal products when the product is shipped.

On March 31, 2008, our liability to our senior debt holder was $24,373,000 plus accrued interest of $1,002,000. On February 7, 2007, Cheyne Special Situation Fund L.P. (“Cheyne”) purchased our senior debt of $23,400,000 from SHF IX, LLC and subsequently extended the maturity of our senior debt to September 1, 2008. In October 2007, Cheyne lent us an additional $1,000,000 which is due on September 1, 2008. We cannot give any assurance that our senior debt holder will extend the maturity date beyond September 1, 2008. Any adverse event, including declines in business, could have an effect on the decision of our senior debt holder to extend or demand payment on the notes. If our senior debt holder does not extend the maturity of our senior debt beyond September 1, 2008 or if our senior debt holder demands payment of all or a significant portion of the senior debt when due, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code.

We are very dependent upon our continued sales to British Telecommunications and its systems integrators. Our sales to British Telecommunications and its systems integrators declined $1,529,000, or 34%, from $4,455,000 for the three months ended March 31, 2007 to $2,926,000 for the three months ended March 31, 2008. Sales to British Telecommunications and its systems integrators represented 51% of sales in the first quarter of 2008 and 45% of sales for the first quarter of 2007. The decline was primarily due to decreased sales of connector products of $2,729,000, partially offset by increased sales of protection modules of $1,200,000. To the extent that British Telecommunications reduces its purchases from, or purchases products at a price which results in a reduced gross margin, our ability to operate profitably will be impaired. This decline in sales is the principal reason for the reduction of profit on continuing operations of $71,000 as compared to income of $666,000 for the comparable period of 2007. We may not be able to replace this business from other customers and we cannot give any assurance that British Telecommunications will increase its purchases from us in the future or that we will be able to improve our margins on these sales.

We have entered agreements with Cheyne and the holders of our subordinated notes and certain creditors regarding the restructuring of our debt. Any such restructuring, if approved by our stockholders, would result in both a reduction of senior debt, subordinated debt and other liabilities and a significant dilution to our common stock stockholders. Regardless of whether we implement the debt restructure, if we are unable to increase our sales to a level where we can operate profitably it is likely that we will seek protection under the Bankruptcy Code.

Results of Operations

Line equipment sales for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, decreased by $1,422,000 (20.9%) from $6,814,000 to $5,392,000. The decline was primarily due to decreased sales of connector products to British Telecommunications and its systems integrators of approximately $2,729,000, partially offset by increased sales of protection modules of $1,200,000. A significant percentage of our revenues are derived from British Telecommunications and its installers. Any continuation of the significant reduction in the level of business from British Telecommunications and its installers could continue to have a material adverse effect upon both our revenue and net income.

Signal sales for the three months ended March 31, 2008 compared to the comparable period in 2007, decreased by $235,000 (16.9%) from $1,388,000 to $1,153,000. The decline in Signal revenue was primarily due to the failure of the military sector to place orders due to the delay in Congress’ approval of the U.S. military budget until late 2007.

Gross margin for the quarter ended March 31, 2008 was 28% compared to 32% for the quarter ended March 31, 2007. The decrease for the quarter is primarily related to excess capacity in our Mexico facility due to lower production levels as compared to the same quarter in 2007.

Selling, general and administrative expenses decreased by $239,000 (15.1%) from $1,581,000 to $1,342,000 for the quarter ended March 31, 2008 compared to 2007. Selling expenses decreased in the first quarter primarily due to a reduction in advertising expenses and a reduction in the allowance for bad debt, when compared to the 2007 quarter. General and administrative costs decreased, for the first quarter of 2008 compared to 2007, primarily due to a reduction of costs associated with our negotiations relating to a proposed debt restructuring in the first quarter of 2008.

For the quarter ended March 31, 2008 compared to 2007, research and development expenses increased by $51,000 (13.7%) to $424,000 from $373,000. The increase for the quarter resulted primarily from increased spending by our line division to enhance our existing line products and develop new products.

As a result of the foregoing, for the quarter ended March 31, 2008, we had operating income from continuing operations of $71,000 compared with an operating income of $666,000 in the same period of 2007.

Interest expense, net, for the three months ended March 31, 2008 was $591,000 compared to $440,000 for the comparable period last year. This increase of $151,000 is primarily related to interest on our senior debt under the terms of our extension agreement with the senior debt holder. We do not accrue interest on the entire amount of the senior debt of $24,373,000 under the terms of our agreement with the holder of our senior debt. Interest has accrued from February 7, 2007 on $10,000,000 of the senior debt at 12.5% as a result of the terms of extension of the maturity of our senior debt to September 1, 2008. In addition, we accrue interest on the $1,000,000 loan to us by our senior lender in October, 2007 at a rate of LIBOR plus 10%, approximately 14.74% for the first quarter 2008. This $1,000,000 loan is due on September 1, 2008.

Income tax expense for the quarter ended March 31, 2008 relates to state and foreign taxes. No federal income tax expense has been provided due to the loss from continuing operations and the availability of net operating loss carry forwards.

As a result of the foregoing, we generated a loss from continuing operations of $537,000, for the three months ended March 31, 2008, compared with income from continuing operations of $199,000 for the comparable quarter in 2007.

During the first quarter of 2007, we had a loss from discontinued operations of $34,000. Since these operations were discontinued as of June 30, 2007, there was no income or loss from discontinued operations for the first quarter of 2008.

For the quarter ended March 31, 2008, we sustained a net loss of $537,000, or $0.05 per share (basic and diluted) as compared with net income of $165,000, or $0.02 per share (basic and diluted) for the first quarter of 2007.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $315,000 compared with $494,000 at December 31, 2007. The reduction in our cash position primarily reflects increases of $330,000 in accounts receivable and $514,000 in inventory, offset by an increase of $1,680,000 in accounts payable and accrued expense. These factors were also reflected in our working capital deficit at March 31, 2008 of $35,104,000 as compared with a working capital deficit of $34,513,000 at December 31, 2007, an increase of $591,000 in our working capital deficit.

During the three months of 2008, we were unable to pay interest or principal to our senior and subordinated debt holders.

During both the quarter ended March 31, 2008 and 2007, our only investing activities were capital expenditures of $22,000 and $144,000, respectively. Our financing activities of $191,000 were primarily an assessment due to the default on the convertible subordinated debentures in the first quarter of 2007. We made payments of principal of $150,000 on the senior debt in the first quarter of 2007.

As of March 31, 2008, our senior debt includes $24,373,000 of principal and $1,002,000 of accrued interest, which matures on September 1, 2008; and $6,529,000 of principal and $7,431,000 of accrued interest on our subordinated notes and 6% debentures that became due on July 3, 2001 and July 2, 2002, respectively. We are prohibited by our senior debt holder from paying principal or interest on any of the subordinated debt. During the quarter ended March 31, 2008, we did not make any payments on principal or interest on the senior debt. At March 31, 2008, we did not have sufficient resources to repay either the senior lender or the subordinated lenders.

As of June 30, 2007, the Company discontinued operating the OSS division. Accordingly, as of June 30, 2007, the OSS net assets of $434,000 were written off and the operations of the OSS segment are reported in the Consolidated Financial Statements as a discontinued operation in fiscal 2007.

We are seeking to address our working capital and liquidity problems by seeking a restructuring of our senior and subordinated debt as well as significant amounts of unsecured debt due to third parties, as described below. Although the debt restructuring, if implemented, will reduce our working capital deficiency, it will not provide us with any additional cash for our operations. Our only source of funds other than normal operations is Cheyne, which advanced us $1,000,000 in October 2007. However, our continuing losses and the uncertainty of any significant increase in business from British Telecommunications will increase the difficulties in obtaining financings from other sources, and we cannot give any assurance that Cheyne will provide us with any additional funding if the need arises. Any restructuring of our Company will result in very significant dilution to the holders of our common stock and will require the approval of the holders of our common stock. If we do not restructure our debt and the senior lender does not extend the maturity of our senior debt beyond September 1, 2008, or if our senior debt holder demands payment of all or a significant portion of the senior debt when due, whether on September 1, 2008 or upon the expiration of a subsequent extension, we will not be able to continue in business, and it is likely that we will seek protection under the Bankruptcy Code.

We have in the past, and may in the future, consider the sale of one or more of our divisions. However, all of our past discussions terminated without any agreement and we cannot give any assurance that we would be able to effect any sale of our business or that such a sale would not be part of a bankruptcy reorganization.

On May 8, 2008, we entered into an agreement with Cheyne that contemplates a restructure of our senior and subordinated debt and our obligations to certain other creditors. Cheyne presently holds two notes - a note in the principal amount of $23,373,000 at March 31, 2008 (the “Old Note”), and a note (the “New Note”) in the principal amount of $1,000,000, which we issued in October 2007. Both the Old Note and the New Note mature on September 1, 2008. Pursuant to this agreement:

•	Our board of directors approved a one-for-11.11 reverse split of our common stock, subject to stockholder approval.

•
Cheyne agreed to exchange the principal of the Old Note in excess of $10,000,000 for 70% of our common stock. Any unpaid interest on the $10,000,000 principal amount accrued through June 30, 2008, which is estimated at $1,250,000, will be added to principal.

•
The Company will issue a modified promissory note in favor of the senior debt holder for the remaining $11,250,000 principal amount of the Old Note to provide for payments of interest of $351,156 on September 30, 2008 and December 31, 2008 and thereafter at 12½% per annum on the outstanding principal amount, payable quarterly in arrears, and payments of principal in twelve quarterly installments each in the amount of $250,000, with the first payment of principal becoming due on December 31, 2008, followed by 13 quarterly installments of principal each in the amount of $500,000, with a final payment of $1,750,000 becoming due on March 31, 2015. If the accrued interest to the closing date is an amount other than $1,250,000, the final payment will be adjusted accordingly. The Old Note, as reduced and modified pursuant to this Agreement, is referred to as the “Amended Note.”

•
The maturity date of the New Note will be extended from September 1, 2008 to September 1, 2010 on the same terms. Principal and interest payments shall be payable on the first day of each calendar month commencing on August 1, 2008 in the amount equal to the amount by which the excess of our average cash balance exceeds $250,000, exclusive of the proceeds of the New Note, for the three full business weeks ending immediately prior to such payment date. Interest shall accrue and be payable on the outstanding principal balance of the New Note at an amount equal to the six-month rate of LIBOR. Any interest due on a payment date which remains unpaid shall be added to principal and shall bear interest at the same rate as provided in the New Note.

•
Until completion of the debt restructuring, Cheyne shall have the right to designate two members to our board of directors, each of whom shall be an independent director as defined by the rule of the Nasdaq Stock Market.

•
The debt restructuring is subject to stockholder approval of the reverse split and the debt restructuring and the approval by the holders of our subordinated notes in the principal amount of $6,144,000, together with interest, which was $7,131,000 at March 31, 2008, for notes in the principal amount of $1,750,000 and 14% of our outstanding common stock, after giving effect to the reverse split. These notes bear interest at 10% per annum, are amortized based on a 25-year amortization schedule and mature 7½ years after issuance. We have obtained the agreement of more than 95% of the holders of the subordinated notes to these terms.

•	The debt restructuring is also subject to agreements of other creditors accepting reduced amounts for money due to them. These creditors have agreed to the reductions.

•
The agreement also provides that we will offer the holders of our debentures in the principal amount of $385,000 the right to exchange their debentures for their proportionate share of notes in the aggregate principal amount of $100,000 plus 1% of the Company’s common stock after giving effect to the reverse split.

•	We have agreed to issue to our key employees 6% of the Company’s common stock, after giving effect to the reverse split.

Forward Looking Statements

Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-K for the year ended December 31, 2007 and in the Form 10-Q and those described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements. Such statements could be affected by risks and uncertainties related to our financial conditions, our relationship with the holder of our senior and subordinated debt, including the willingness or unwillingness of the holder of the senior debt to extend the maturity date of the senior debt and the amount and timing of any payments which the holder of the senior debt may require, our ability to sell any or all of our divisions or effect a restructure of our business and our debt and equity structure on terms acceptable to the holder of the senior debt, our relationship with British Telecommunications including its continued requirements for our products, factors which affect the telecommunications industry, market and customer acceptance, our access to current technology, competition, domestic and foreign government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s chief executive officer, who is also the chief financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, with participation of the Company’s Chief Executive and Financial Officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, the Company determined that, as of the end of the fiscal year 2007, there was a material weakness affecting its internal control over financial reporting in respect to Information Technology (as described below) and, as a result of the material weaknesses, the Company’s disclosure controls and procedures were not effective. The Company is continuing to evaluate a change in the information system platform for the Company’s financial and operational systems which will remediate the material weaknesses. The selection and implementation of a new system is expected to be completed over the next few years as a result of current cash constrains of the Company. Consequently, based on the evaluation described above, the Company’s management, including its Chief Executive and Financial Officer, has concluded that, as of the end of the first quarter of fiscal year 2008, the Company’s disclosure controls and procedures were not effective.

Internal Control over Financial Reporting

During the first quarter of fiscal year 2008, the Company was engaged in the assessment and evaluation of its internal control over financial reporting for fiscal year 2007. As previously reported in form 10-K for the year ended December 31, 2007, management identified significant deficiencies that when aggregated may give rise to a material weakness specifically relating to a) program change management in the Company’s PROCOMM system, b) lack of integrated modules with the general ledger and c) excessive manual adjustments to the inventory module are required.

Management’s Plan of Remediation

Management plans to evaluate, select and install a new integrated ERP system that will include a complete general ledger and reporting package to eliminate the need for manual updates and significantly reduce the need for journal entries in the financial reporting process. Specific remediation actions used in 2008 to address our material weakness in internal control over financial reporting in respect to Information Technology include the following:

In-depth review of all perpetual inventory reports
Analyzing of production reporting in respect to ending inventory
Re-computation of reports on a test basis

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certification of our chief executive and chief financial officer, which is included as Exhibit 31.1 to this Quarterly Report on Form 10-Q, includes, in paragraph 4 of such certification, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certification should be read in conjunction with the information contained in this Item 4 - Controls and Procedures for a more complete understanding of the matters covered by such certification.

PART II - OTHER INFORMATION

Item 1 A. Risk Factors

 In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and in this Form 10-Q are not the only risks facing our Company.

During the three months ended March 31, 2008, we sustained declines in revenue from our largest customer, British Telecommunications, from the comparable three month period of 2007, and, based on a change in the product mix, our gross margin declined on our sales to British Telecommunications. Due to our reliance on significant business from British Telecommunications, our revenue and net income could be impaired by any material reduction of sales to British Telecommunications or any material reduction in the gross margin on sales to British Telecommunications.

In May 2008, we entered into a debt restructuring agreement with Cheyne. This agreement requires, as a condition to the implementation of the debt restructure, that we obtain stockholder approval for a one-for-11.11 reverse split and the debt restructuring. The approval of the reverse split requires the affirmative vote of the holders of a majority of the outstanding shares of common stock. We cannot assure you that we will obtain stockholder approval. If we do not obtain stockholder approval, it is likely that we will seek protection under the Bankruptcy Code. Further, even if we do obtain stockholder approval and implement the debt restructuring, we may still seek protection under the Bankruptcy Code if we cannot generate income from our business.

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

Item 5. Other Information

On May 8, 2008, we entered into an agreement with Cheyne which contemplates a restructure of our senior and subordinated debt and our obligations to certain other creditors. Cheyne presently holds two notes - a note in the principal amount of $23,373,000 at March 31, 2008 (the “Old Note”), and a note (the “New Note”) in the principal amount of $1,000,000, which we issued in October 2007. Both the Old Note and the New Note mature on September 1, 2008. Pursuant to this agreement:

•	Our board of directors approved a one-for-11.11 reverse split of our common stock, subject to stockholder approval.

•
Cheyne agreed to exchange the principal of the Old Note in excess of $10,000,000 for 70% of our common stock. Any unpaid interest on the $10,000,000 principal amount accrued through June 30, 2008, which is estimated at $1,250,000, will be added to principal.

•
The Company will issue a modified promissory note in favor of the senior debt holder for the remaining $11,250,000 principal amount of the Old Note to provide for payments of interest of $351,156 on September 30, 2008 and December 31, 2008 and thereafter at 12½% per annum on the outstanding principal amount, payable quarterly in arrears, and payments of principal in twelve quarterly installments each in the amount of $250,000, with the first payment of principal becoming due on December 31, 2008, followed by 13 quarterly installments of principal each in the amount of $500,000, with a final payment of $1,750,000 becoming due on March 31, 2015. If the accrued interest to the closing date is an amount other than $1,250,000, the final payment will be adjusted accordingly.

•
The maturity date of the New Note will be extended from September 1, 2008 to September 1, 2010 on the same terms. Principal and interest payments shall be payable on the first day of each calendar month commencing on August 1, 2008 in the amount equal to the amount by which the excess of our average cash balance exceeds $250,000, exclusive of the proceeds of the New Note, for the three full business weeks ending immediately prior to such payment date. Interest shall accrue and be payable on the outstanding principal balance of the New Note at an amount equal to the six-month rate of LIBOR. Any interest due on a payment date which remains unpaid shall be added to principal and shall bear interest at the same rate as provided in the New Note.

•
Until completion of the debt restructuring, Cheyne shall have the right to designate two members to our board of directors, each of whom shall be an independent director as defined by the rule of the Nasdaq Stock Market.

•
The debt restructuring is subject to stockholder approval of the reverse split and the debt restructuring and the approval by the holders of our subordinated notes in the principal amount of $6,144,000, together with interest, which was $7,131,000 at March 31, 2008, for notes in the principal amount of $1,750,000 and 14% of our outstanding common stock, after giving effect to the reverse split. These notes bear interest at 10% per annum, are amortized based on a 25-year amortization schedule, and mature 7½ years after issuance. We have obtained the agreement of more than 95% of the holders of the subordinated notes to the terms of the debt restructuring.

•	The debt restructuring is also subject to agreements of other creditors accepting reduced amounts for money due to them. These creditors have agreed to the reductions.

•
The agreement also provides that we will offer the holders of our debentures in the principal amount of $385,000 the right to exchange their debentures for their proportionate share of notes in the aggregate principal amount of $100,000 plus 1% of the Company’s common stock after giving effect to the reverse split. The agreement permits us to make payments on the new notes being issued, but not on the outstanding debentures.

•	We have agreed to issue to our key employees 6% of the Company’s common stock, after giving effect to the reverse split.

•
For services relating to the restructuring plan, we are paying Advicorp, PLC a fee of $200,000, payable without interest in twenty five equal monthly installments of $8,000 which are due from January 2009 until January 2011. In addition, we will issue to Advicorp five-year warrants to purchase 2% of the common stock, after giving effect to the issuances in connection with the debt restructuring (including shares reserved for issuance to management), at an exercise price equal to the average closing price of our common stock on the five trading days commencing with the first trading day which follows the 30th day after the effective date of the reverse split. Mr. Marco Elser, a director, is chief executive officer of Advicorp.

Item 6. Exhibits

10.1	Agreement dated May 8, 2008 between the Company and Cheyne Special Situation Fund L.P.
10.2	Form of agreement between the Company and the holders of the Company’s subordinated notes.
31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTA SYSTEMS CORP.

Dated: May 13, 2008	By /s/ Edward B. Kornfeld Edward B. Kornfeld Chief Executive Officer and Chief Financial Officer