Form 10-Q
period 2008-06-30
PORTA SYSTEMS CORP
filed 2008-08-14
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from.................to...................
Commission file number 0-8460

 PORTA SYSTEMS CORP.
(Exact name of registrant as specified in its charter)

Delaware	11-220398
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 6851 Jericho Turnpike, Suite 170, Syosset, New York 11791
(Address of principal executive offices)

516-364-9300
(Company’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes ___X___ No ______

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of Exchange Act. Check one:

Large accelerated filer  [ ] Accelerated filer  [ ] Non-accelerated filer  [ ] Small reporting company [x]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __No X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock (par value $0.01 per share) 9,954,096 shares as of August 11, 2008.

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements
PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)

	Unaudited
	June 30,	December 31,
Assets	2008	2007
Current assets
Cash and cash equivalents	$371	$494
Accounts receivable - trade, less allowance for doubtful accounts
of $20 in 2008 and $50 in 2007	6,087	5,098
Inventories	6,387	6,411
Prepaid expenses and other current assets	627	203
Total current assets	13,472	12,206
Property, plant and equipment, net	1,582	1,678
Goodwill, net	2,961	2,961
Other assets	56	54

Total assets	$18,071	$16,899

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt, principal amount	$24,973	$24,373
Subordinated notes, principal amount	6,144	6,144
6% convertible subordinated debentures, principal amount	385	385
Accounts payable	5,702	5,523
Accrued expenses and other	2,763	2,555
Accrued interest payable	9,023	7,739

Total current liabilities	48,990	46,719

Deferred compensation and other long term liabilities	676	707
Total liabilities	49,666	47,426

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	-	-
Common stock, par value $.01; authorized 20,000,000 shares, issued
907,701 shares in 2008 and 2007	9	9
Additional paid-in capital	76,217	76,217
Accumulated deficit	(101,403)	(100,457)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,480)	(4,358)
	(29,657)	(28,589)
Treasury stock, at cost, 2,785 shares	(1,938)	(1,938)
Total stockholders’ deficit	(31,595)	(30,527)
Total liabilities and stockholders’ deficit	$18,071	$16,899

See accompanying notes to unaudited consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Six months ended
	June 30, 2008	June 30, 2007

Sales	$13,222	$15,271
Cost of sales	9,539	10,576
Gross profit	3,683	4,695

Selling, general and administrative expenses	2,626	2,993
Research and development expenses	794	778
Total expenses	3,420	3,771

Operating income	263	924

Interest expense, net	(1,180)	(990)
Other income, net	7	-

Loss from continuing operations before income taxes	(910)	(66)

Income tax expense	(36)	(39)

Loss from continuing operations before discontinued operations	(946)	(105)

Discontinued operations:
Loss from discontinued operations (net of taxes of zero)	-	(87)
Write off of net assets of discontinued operations	-	(434)
Total loss from discontinued operations	-	(521)

Net loss	$(946)	$(626)

Other comprehensive loss:
Foreign currency translation adjustments	(122)	(61)

Comprehensive loss	$(1,068)	$(687)

Basic loss per share of common stock:
Continuing operations	$(1.05)	$(0.12)
Discontinued operations	-	(0.57)

	$(1.05)	$(0.69)
Weighted average shares outstanding	905	905

Diluted loss per share of common stock:
Continuing operations	$(1.05)	$(0.12)
Discontinued operations	-	(0.57)
	$(1.05)	$(0.69)

Weighted average shares outstanding	905	905

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2008	June 30, 2007

Sales	$6,677	$7,069
Cost of sales	4,831	4,994
Gross profit	1,846	2,075

Selling, general and administrative expenses	1,284	1,412
Research and development expenses	370	405
Total expenses	1,654	1,817

Operating income	192	258

Interest expense, net	(589)	(550)
Other income, net	1	--
Loss from continuing operations before income taxes	(396)	(292)

Income tax expense	(12)	(12)

Loss from continuing operations before discontinued operations	(408)	(304)

Discontinued operations:
Loss from discontinued operations (net of taxes of zero)	-	(53)
Write off of net assets of discontinued operations	-	(434)
Total loss from discontinued operations	-	(487)

Net loss	$(408)	$(791)

Other comprehensive loss:
Foreign currency translation adjustments	(38)	(134)

Comprehensive loss	$(446)	$(925)

Basic loss per share of common stock:
Continuing operations	$(0.45)	$(0.33)
Discontinued operations	-	(0.54)

	$(0.45)	$(0.87)
Weighted average shares outstanding	905	905

Diluted loss per share of common stock
Continuing operations	$(0.45)	$(0.33)
Discontinued operations	--	(0.54)
	$(0.45)	$(0.87)

Weighted average shares outstanding	905	905

 See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six months ended
	June 30, 2008	June 30, 2007

Cash flows from operating activities of continuing operations:
Net loss	$(946)	$(626)
Loss from discontinued operations	-	521
Adjustments to reconcile net loss to net cash
used in operating activities of continuing operations:
Depreciation and amortization	186	249
Inventory reserve	(376)	(345)
Allowance for bad debt	(30)	10
Changes in operating assets and liabilities:
Accounts receivable	(884)	(661)
Inventories	401	(614)
Prepaid expenses and other current assets	(393)	87
Other assets	(6)	(3)
Accounts payable, accrued expenses and other liabilities	1,543	696
Net cash used in continuing operations	(505)	(686)

Cash flows from investing activities:
Capital expenditures, net	(76)	(236)
Net cash used in investing activities	(76)	(236)

Cash flows from financing activities:
Borrowings (repayments) of senior debt	600	(139)
Net cash used in financing activities	600	(139)

Effect of exchange rate changes on cash	(142)	(372)

Decrease in cash and cash equivalents	(123)	(1,433)

Cash and cash equivalents - beginning of the year	494	2,102

Cash and cash equivalents - end of the period	$371	$669

Supplemental cash flow disclosure:

Cash paid for interest expense	$5	$181

Cash paid for income taxes	$4	-

 See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:   Management’s Responsibility For Interim Financial Statements Including All
Adjustments Necessary For Fair Presentation:

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2007. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2007 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the second quarter or the first six months of 2008 are not necessarily indicative of results for the year. Certain reclassifications have been made to the prior consolidated financial statements to conform to the current year presentation.

On July 31, 2008, the Company amended its certificate of incorporation to effect a one-for-11.11 reverse split pursuant to which each share of common stock was converted into 0.0900090009 shares of common stock. The financial statements give retroactive effect to the reverse split.

Note 2:    Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows (net of reserve of $1,575,000 for 2008 and $1,952,000 for 2007):

	June 30, 2008	December 31, 2007
	(In thousands)
Parts and components	$4,424,000	$3,669,000
Work-in-process	716,000	858,000
Finished goods	1,247,000	1,884,000
	$6, 387,000	$6,411,000

Note 3:    Senior and Subordinated Debt (See Note 9- Subsequent Event)

On June 30, 2008 and December 31, 2007, the Company’s senior debt consisted of principal in the amount of $24,973,000 and $24,373,000, respectively. Substantially all of the Company’s assets are pledged as collateral for the senior debt. The current agreement with the holder of the senior debt was to expire on September 1, 2008 and, accordingly, the senior debt has been classified as a current liability. In June 2008, the Company borrowed $600,000 from its senior debt holder to meet its current working capital needs. Our Senior debt holder terminated a prior note issued in October 2007 for $1,000,000 related to a working capital loan, and reissued a note (New Note) for the combined amount of $1,600,000. This note expires on December 31, 2008. The $1,600,000 is included in Senior Debt on the balance sheet. The Company does not accrue interest on the entire amount of the senior debt under the terms of its agreement with the senior debt holder. Interest has accrued from February 7, 2007 on $10,000,000 of the senior debt at 12.5% as a result of the terms of the February 7, 2007 extension of the maturity of our senior debt. In addition, we accrue interest on the $1,600,000 note at a rate of LIBOR plus 10%, which was 13.11% at June 30, 2008. The holder of the senior debt prohibited the Company from making any payments on indebtedness to any subordinated creditors or from paying any dividends on common stock, but the Company is not prohibited from paying accounts payable in the ordinary course of business. The holder of the senior debt has no obligation to make any further loans to the Company.

Any adverse event, including declines in business, could have an effect on the decision of the senior debt holder to extend or demand payment on the debt. If the senior debt holder demands payment of all or a significant portion of the senior debt when due, the Company will not be able to continue in business, and it is likely that it would seek protection under the Bankruptcy Code.

Subordinated Notes: (See Note 9- Subsequent Event)

As of June 30, 2008 and December 31, 2007, subordinated notes in the principal amount of $6,144,000 were outstanding. The interest rate on the subordinated notes increased to 15% as a result of our failure to pay the subordinated notes when due on July 3, 2001. As of June 30, 2008 and December 31, 2007, accrued interest of $7,362,000 and $6,900,000, respectively, was also due and payable and is included in other accrued interest payable. However, the Company does not have the resources to pay either the $6,144,000 principal or the $7,362,000 interest due on the subordinated notes. In addition, the holder of its senior debt has precluded the Company from making payments on the subordinated debt.

Convertible Subordinated Debentures: (See Note 9- Subsequent Event)

As of June 30, 2008 and December 31, 2007, the Company had outstanding $385,000 principal amount of its convertible subordinated debentures due July 1, 2002 (the “Debentures”). The interest rate on these debentures increased from the stated interest rate of 6% to 8.26% as a result of our failure to make interest payments on the debentures since July 1, 2000 and our failure to pay principal on July 2, 2002. At June 30, 2008 and December 31, 2007, accrued interest, including additional assessments due to the default, on the debentures was $309,000 and $291,000, respectively, and is included in other accrued interest payable. The trustee of the Debentures gave notice to the Company that the non-payment caused an event of default. The convertibility feature associated with the Debentures expired upon their stated maturity date, which was July 1, 2002. The holder of the senior debt has precluded the Company from making payments on the debentures.

Agreement to Restructure Senior Debt: (See Note 9- Subsequent Event)

On May 8, 2008, the Company entered into an agreement with the holder of its senior debt which contemplates a restructure of our senior and subordinated debt and our obligations to certain other creditors. This agreement was amended and restated on June 20, 2008. Pursuant to this agreement:

·	Our board of directors approved a one-for-11.11 reverse split of our common stock, subject to stockholder approval. Stockholder approval was obtained on July 31, 2008.

·
With respect to the notes in the principal amount of $23,373,000, the senior debt holder agreed to exchange these notes in excess of $10,000,000 for 70% of the Company’s common stock. Any unpaid interest on the $10,000,000 principal amount accrued through June 30, 2008, which is estimated at $1,250,000, is to be added to principal. The principal of the note is to be paid in installments through December 31, 2014, with the balance being due on March 15, 2015.

·	The maturity date of the $1,600,000 note will be extended from September 1, 2008 to December 31, 2008 on the same terms.

·
The debt restructuring is subject to stockholder approval of the reverse split and the debt restructuring and the approval by the holders of the Company’s subordinated notes in the principal amount of $6,144,000, to exchange the principal and interest on the notes for notes in the principal amount of $1,750,000 and 14% of our outstanding common stock, after giving effect to the reverse split. These notes bear interest at 10% per annum, are amortized based on a 25-year amortization schedule, and mature 7½ years after issuance. The Company has obtained the agreement of all of the holders of the subordinated notes to the terms of the debt restructuring.

·	The debt restructuring is also subject to agreements of other creditors accepting reduced amounts for money due to them. These creditors have agreed to the reductions.

·
The agreement also provides that the Company will offer the holders of our debentures in the principal amount of $385,000 the right to exchange the principal and interest on their debentures for their proportionate share of notes in the aggregate principal amount of $100,000 plus 1% of the Company’s common stock after giving effect to the reverse split. These notes will have a maturity date which is 7½ years from the date of issuance and the principal will be amortized based on a 25-year amortization schedule. The agreement permits us to make payments on the new notes being issued, but not on the outstanding debentures.

·	The Company is to issue to its key employees 6% of its common stock, after giving effect to the reverse split.

Note 4: Accounting for Stock Based Compensation

For the six months ended June 30, 2008, the Company issued nonqualified stock options to purchase 20,000 shares of common stock under its 1999 Plan that provides for the automatic grant to non-management directors. This Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year. As part of the restructuring (see Note 9- Subsequent Events) the board of directors approved the determination that the number of shares subject to outstanding options and the exercise prices, which range from $2.03 per share to $0.31 per share, would not be affected by the reverse split. Options under this Plan have a term of 10 years. The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period when granting stock options. All options previously granted are fully vested. Based on the Black-Scholes valuation model there is a diminimus non-cash compensation expense attributable to stock options granted during the quarter which is not reflected in the consolidated statements of operations. Stock compensation expense for all vested options to date is immaterial.

Note 5: Segment Data

The Company develops, designs, manufactures and markets a range of standard and proprietary telecommunications equipment, as well as components used in military data transmission applications. The Company sells both domestically and internationally. Its core products, focused on ensuring communications for service providers worldwide, fall principally into two categories:

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

The Company formerly had a third reportable segment - Operating Support Systems (“OSS”), which was engaged in the business of marketing, manufacturing and selling products that automated the testing, provisioning, maintenance and administration of communication networks and the management of support personnel and equipment. The Company’s operations in this segment were discontinued as of June 30, 2007. The operation of this segment for the quarter ended June 30, 2007 is reflected as a loss from discontinued operations.

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

	Six Months ended		Three Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales:
Line	$10,847,000	$12,634,000	$5,455,000	$5,820,000
Signal	2,375,000	2,637,000	1,222,000	1,249,000
Total of Continuing
Operations	$13,222,000	$15,271,000	$6,677,000	$7,069,000
Segment profit:
Line	$897,000	$1,746,000	$450,000	$684,000
Signal	503,000	698,000	262,000	279,000
Total of Continuing
Operations	$1,400,000	$2,444,000	$712,000	$963,000

The following table reconciles segment totals to consolidated totals:

	Six months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Operating income:
Total segment income
for reportable segments	$1,400,000	$2,444,000	$712,000	$963,000
Corporate and unallocated	(1,137,000)	(1,520,000)	(520,000)	(705,000)
Consolidated total
operating income	$263,000	$924,000	$192,000	$258,000

Note 6: New Accounting Standards

The terms “FAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements in its first quarter of fiscal 2009. Management does not expect SFAS No. 160 to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB approved the issuance of SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions for SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date. Early adoption is not permitted. SFAS No. 141R is effective for the Company beginning in the first quarter of fiscal 2009. Management does not expect SFAS No. 141R to have a material impact on the Company’s consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11). EITF No. 06-11 provides guidance regarding how an entity should recognize the tax benefit received as a result of dividends paid to holders of share-based compensation awards and charged to retained earnings according to SFAS No. 123(R), and will become effective in the first quarter of 2009. Management does not expect EITF No. 06-11 to have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management does not expect SFAS No. 161 to have a material impact on the Company’s consolidated financial statements.

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

Results of operations for OSS have been segregated from continuing operations and are reflected as discontinued operations approximately as follows:

Six months ended June 30, 2007
Revenues	$100,000
Loss from discontinued operations	(87,000)
Write off of net assets of discontinued operations	(434,000)
Loss from discontinued operations	$(521,000)

Three Months Ended June 30, 2007
Revenues	$28,000
Loss from discontinued operations	(53,000)
Write off of net assets of discontinued operations	(434,000)
Loss from discontinued operations	$(487,000)

Note 8: Significant Customers

British Telecommunications PLC and its systems integrators represent the Company’s largest customers and accounted for approximately $2,843,000, or 43% of sales, in the three months ended June 30, 2008, and $5,769,000, or 44% of sales, in the six months ended June 30, 2008 and approximately $3,064,000, or 43% and 7,519,000, or 49% of sales, in comparable three and six months of 2007.

Note 9: Subsequent events

On July 31, 2008, the shareholders approved a one-for-11.11 reverse split of the company’s common stock whereby each share of common stock became 0.0900090009 share of common stock. Neither the par value nor the number of authorized shares was changed as a result of the reverse split.

On August 1, 2008, the Company implemented a trouble debt restructure plan (as defined under Statement of Financial Accounting Standard No. 15-Accounting by Debtors and Creditors for Troubled Debt Restructuring). Under this standard, the gain shall be measured by the excess of (i) the carrying amount of the payable settled (the face amount increased by applicable accrued interest and issue costs) over (ii) the fair value of the assets transferred to the creditor. Pursuant to the restructuring plan:

•
The holder of our senior debt converted notes in the principal amount of $23,373,000 into a note for $11,601,156 plus 7,038,236 shares of common stock, representing 70% of the common stock outstanding after giving effect to the reverse split and all of the issuances contemplated by the restructuring plan (the “Total Issuances”). The principal amount of the note represents the $10,000,000 principal amount of the note as contemplated by the June 20, 2008 agreement, plus interest in the amount of $1,601,156. The note will bear interest at 12.5% per annum and will be amortized on a payment schedule over its 6¾-year term.

•	The note in the principal amount of $1,600,000 was extended to December 31, 2008.

•
The holders of all of the Company’s subordinated notes converted the entire principal of and interest on the notes, which amounted to approximately $13,506,000, into notes in the principal amount of $1,750,000 and 1,407,667 shares of common stock, representing 14% of the common stock outstanding after giving effect to the reverse split and the Total Issuances. The $1,750,000 notes will be repaid based upon a 25-year amortization schedule and will mature January 31, 2016. Such debt will bear interest at 10% annually payable quarterly in arrears.

•
The holders of the Company’s convertible debentures of $385,000 plus accrued interest, will be offered the right to convert their debentures into a subordinated note in the principal amount equal to their proportionate share (based on the principal amount of debentures) of $100,000 and their proportionate shares of 100,546 shares of common stock, representing 1% of the common stock outstanding after giving effect to the reverse split and the Total Issuances. These notes will have a 25-year amortization schedule and a 7½-year maturity date. The $100,000 notes will bear interest at 10% annually payable quarterly in arrears.

•	Certain other creditors have agreed to accept substantial discounts on their outstanding claims.

•	The Company issued 603,277 shares of common stock, representing 6% of the common stock outstanding after giving effect to the reverse split and the Total Issuances, to key employees.

The restructuring will eliminate principal and interest on approximately $24,859,000 of debt. The gain on the debt restructure that will be recorded in the third quarter is estimated at $17,000,000 net of related costs.

In addition, for services relating to the debt restructure, the Company agreed to pay Advicorp, PLC, which is partially owned by one of the members of our board of directors, a fee of $200,000, payable in 25 equal monthly installments commencing January 2009 and to grant Advicorp a warrant to purchase 201,072 shares of common stock at an exercise price equal to the average closing price of the common stock on the five trading days commencing August 31, 2008.

As a result of the transfer of more than fifty (50%) percent of the Company’s common stock to new stockholders, the Company’s ability to use its remaining net operation loss carryfowards will be severely curtailed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of
 Operations

The Company’s consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

	Six months ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Sales	100%	100%	100%	100%
Cost of sales	72%	69%	72%	70%
Gross profit	28%	31%	28%	30%
Selling, general and administrative expenses	20%	20%	19%	20%
Research and development expenses	6%	5%	6%	6%
Operating income	2%	6%	3%	4%
Interest expense - net	(9%)	(7%)	(9%)	(8%)
Loss from continuing operations	(7%)	(1%)	(6%)	(4%)
Loss from discontinued operations	-%	3%	-%	7%
Net loss income	(7%)	(4%)	(6%)	(11%)

The Company’s sales, from continuing operations, by product line for the periods ended June 30, 2008 and 2007 are as follows:

	Six months ended June 30,
	2008		2007
Line	$10,847,000	82%	$12,634,000	83%
Signal	2,375,000	18%	2,637,000	17%
	$13,222,000	100%	$15,271,000	100%

	Three Months Ended June 30,
	2008		2007
Line	$5,455,000	82%	$5,820,000	82%
Signal	1,222,000	18%	1,249,000	18%
	$6,677,000	100%	$7,069,000	100%

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

Both of our divisions generated net income from operations for the six months ended June 30, 2008 and 2007. We recognize revenue from Line and Signal products when the product is shipped.

We are very dependent upon our continued sales to British Telecommunications and its systems integrators, who accounted for $5,769,000, or 44% of sales, in the six months ended June 30, 2008, $7,519,000, or 49% of sales, in the six months ended June 30, 2007, $2,843,000, or 43% of sales, in the three months ended June 30, 2008, and $3,064,000, or 43% of sales, in the three months ended June 30, 2007. Our sales to British Telecommunications and its systems integrators declined $1,750,000, or 23%, from the six months ended June 30, 2007 to the six months ended June 30, 2008 and declined $221,000, or 7%, from the three months ended June 30, 2007 to the three months ended June 30, 2008. The decline was primarily due to decreased sales of connector products of approximately $3,950,000 for the six month ended June 30, 2008 and $1,200,000 for the three months ended June 30, 2008, partially offset by increased sales of protection modules of approximately $2,200,000 and $1,000,000 in the six months and three months ended June 30, 2008, respectively. To the extent that British Telecommunications reduces its purchases from, or purchases products at a price which results in a reduced gross margin, our ability to operate profitably will be impaired. This decline in sales is a substantial part of the reason for the reduction of operating income from continuing operations of $263,000 for the six months ended June 30, 2008 as compared to income of $924,000 for the comparable period of 2007, and the primary reason for the decrease of profit on continuing operations in the second quarter 2008 vs. the second quarter 2007 offset by reduced expenditures in SG&A. We may not be able to replace this business from other customers and we cannot give any assurance that British Telecommunications will increase its purchases from us in the future or that we will be able to improve our margins on these sales.

Reverse Split; Debt Restructuring

On July 31, 2008, we amended our certificate of incorporation to effect a one-for-11.11 reverse split pursuant to which each share of common stock became converted into 0.0900090009 shares of common stock.

On August 1, 2008, we implemented a trouble debt restructure plan (as defined under Statement of Financial Accounting Standard No. 15-Accounting by Debtors and Creditors for Troubled Debt Restructuring). Pursuant to the restructuring plan:

•
The holder of our senior debt converted notes in the principal amount of $23,373,000 into a note for $11,601,156 plus 7,038,236 shares of common stock, representing 70% of the common stock outstanding after giving effect to the reverse split and all of the issuances contemplated by the restructuring plan (the “Total Issuances”). The principal amount of the note represents the $10,000,000 principal amount of the note as contemplated by the June 20, 2008 agreement, plus interest of $1,601,156. The note will bear interest at 12.5% per annum and will be amortized on a payment schedule over its 6¾-year term, with a final payment of $2,101,156 due on March 31, 2015.

•	The note in the principal amount of $1,600,000 was extended to December 31, 2008.

•
The holders of all of the Company’s subordinated notes converted the entire principal of and interest on the notes, which amounted to approximately $13,506,000, into notes in the principal amount of $1,750,000 and 1,407,647 shares of common stock, representing 14% of the common stock outstanding after giving effect to the reverse split and the Total Issuances. The $1,750,000 notes will be repaid based upon a 25-year amortization schedule and will mature January 31, 2016. Such debt will bear interest at 10% annually payable quarterly in arrears.

•
The Company agreed to offer the holders of the Company’s convertible debentures in the principal amount of $385,000, plus accrued interest, the right to convert the principal of and accrued interest on their debentures into subordinated notes in the principal amount equal to their proportionate share (based on the principal amount of debentures) of $100,000 and their proportionate shares of 100,546 shares of common stock, representing 1% of the common stock outstanding after giving effect to the reverse split and the Total Issuances. These notes will have a 25-year amortization schedule and a 7½ year maturity date. The $100,000 notes will bear interest at 10% annually payable quarterly in arrears.

•	In addition, other creditors accepted reduced payments for the money owed to them.

The restructuring will eliminate principal and interest on approximately $24,859,000 of debt. The gain on the debt restructuring that will be recorded in the third quarter is estimated at $17,000,000 net of related costs.

Results of Continuing Operations

Line equipment sales for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, decreased by $1,787,000 (14%) from $12,634,000 to $10,847,000. Sales for the three months ended June 30, 2008 decreased by $365,000 (6%) from $5,820,000 in 2007 to $5,455,000 in 2008. The decrease in sales for the six and the three months is the result of a significant decrease in sales of connector products to British Telecommunications and its systems integrators of approximately $1,750,000 for the six months ended June 30, 2008 and $221,000 for the three months ended June 30, 2008. The decline was primarily due to decreased sales of connector products of approximately $3,950,000 and $1,200,000, in the six and three months ended June 30, 2008, partially offset by increased sales of protection modules of approximately $2,200,000 in the six month period and $1,000,000 in the three month period. A significant percentage of our revenues are derived from British Telecommunications and its installers. Any continuation of the significant reduction in the level of business from British Telecommunications and its installers could continue to have a material adverse effect upon both our revenue and net income.

Signal sales for the six months ended June 30, 2008 were $2,375,000, compared to $2,637,000 in the same period of 2007, a decrease of $262,000 (10%). Sales for the three months ended June 30, 2008 compared to 2007, decreased by $27,000 (2%) from $1,249,000 to $1,222,000. The decline in Signal revenue for the six months was primarily due to our failure to receive orders from the military sector due to the delay in Congress’ approval of the U.S. military budget until late 2007.

Gross margin for the six months ended June 30, 2008 was 28% compared to 31% for the six months ended June 30, 2007. Gross margin for the quarter ended June 30, 2008 was 28% compared to 30% for the quarter ended June 30, 2007. The decrease for both periods is primarily related to excess capacity in our Mexico facility due to lower production levels as compared to the same quarter in 2007, principally resulting from the decrease in sales to British Telecommunications and its systems integrators and our inability to obtain orders from other customers to make up for this decrease.

Selling, general and administrative expenses decreased by $367,000 (12%) from $2,993,000 to $2,626,000 for the six months ended June 30, 2008 compared to 2007. For the quarter ended June 30, 2008 selling, general and administrative expenses decreased by $128,000 (9%) from $1,412,000 in 2007 to $1,284,000 in 2008. Selling expenses decreased in the first six months primarily due to a reduction in the allowance for bad debt, when compared to the 2007 quarter. General and administrative costs decreased, for the six months of 2008 compared to 2007, primarily due to a reduction of costs relating to our debt restructuring. Costs associated with the debt restructuring will be offset against the gain on restructuring in the third quarter of 2008. Costs associated with the debt restructuring were approximately $128,000 and $183,000 for the three months and six months ended June 30, 2008, respectively.

For the six months ended June 30, 2008 compared to 2007, research and development expenses increased by $16,000 (2%) to $794,000 from $778,000. For the quarter ended June 30, 2008 compared to 2007, research and development expenses decreased by $35,000 (9%) to $370,000 from $405,000. The small increase for the six months and the decline in the second quarter is a direct result of targeted cost reductions significantly in the use of outside consultants and development of prototypes.

As a result of the foregoing, for the six months ended June 30, 2008, we had an operating income from continuing operations of $263,000 compared with $924,000 in the same period of 2007. We had an operating income from continuing operations of $192,000 for the quarter ended June 30, 2008 as compared with $258,000 in the same period of 2007.

Interest expense, net, for the six months ended June 30, 2008 was $1,180,000, an increase of $190,000 from $990,000 for the six months ended June 30, 2007. For the three months ended June 30, 2008, the interest expense was $589,000 compared to $550,000 for the comparable period last year. These increases of $190,000 and $39,000 for the six months and three months, respectively, are primarily related to interest on our senior debt under the terms of our extension agreement with the senior debt holder. We do not accrue interest on the entire amount of the senior debt of $24,973,000 under the terms of our agreement with the holder of our senior debt. Interest has accrued from February 7, 2007 on $10,000,000 of the senior debt at 12.5% as a result of the terms of extension of the maturity of our senior debt to September 1, 2008. In addition, we accrue interest on the $1,600,000 working capital loan at rate of LIBOR plus 10%, approximately 13.11% at June 30, 2008. This $1,600,000 loan is due on December 31, 2008

Income tax expense for the quarter and six months ended June 30, 2008 relates to state and foreign taxes. No federal income tax expense has been provided due to losses incurred during the six month period.

As a result of the foregoing, we generated a net loss of $946,000, or $1.05 per share (basic and diluted), for the six months ended June 30, 2008, compared with net loss from continuing operations of $105,000, or $0.12 per share (basic and diluted) in 2007, and a net loss of $626,000, or $0.69 per share (basic and diluted) in 2007. The net loss for the three months ended June 30, 2008 was $408,000, or $0.45 per share (basic and diluted), compared with net loss from continuing operations of $304,000, or $0.33 per share (basic and diluted) in the comparable quarter of 2007 and a net loss of $791,000, or $0.87 per share (basic and diluted) in the comparable quarter of 2007. During both periods in 2008, there was no income or loss from discontinued operations.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $371,000 compared with $494,000 at December 31, 2007. The reduction in our cash position primarily reflects increases of $884,000 in accounts receivable and increase in prepaid and other current assets of $393,000, offset by the additional working capital loan of $600,000 from our senior debt holder and increased payables and accrued expenses of $259,000 and the effect of exchange rates changes of $142,000. These factors along with approximately $1,284,000 of accrued interest, were the primary contributors in the adverse affect to our working capital deficit of $1,005,000 which was $35,518,000 at June 30, 2008 as compared with a working capital deficit of $34,513,000 at December 31, 2007.

During the three and six months of 2008, we were unable to pay interest or principal to our senior and subordinated debt holders.

During the six months ended June 30, 2008 our only investing activities were capital expenditures of $76,000 compared with $236,000 for the same period in 2007. In June 2008, we borrowed an additional $600,000 from our senior debt holder, increasing our current borrowings from the senior debt holder to $1,600,000, to meet our current working capital needs. The principal and interest payments on the $1,600,000 note are payable commencing with the calendar month of August 2008, at twenty five percent (25%) of receipts on sales generated in the United Kingdom. Payments shall be allocated first to accrued interest and then to principal. Interest shall accrue and be payable on the outstanding principal balance of the New Note at an amount equal to the six-month rate of LIBOR. Any interest due on a payment date which remains unpaid shall be added to principal and shall bear interest at the same rate as provided in the New Note. This loan is due on December 31, 2008. We made payments of principal of $139,000 on the senior debt in the six months of 2007.

On July 31, 2008, our stockholders approved a one-for-11.11 reverse split of our common stock. On August 1, 2008, we implemented a trouble debt restructuring plan described in the Overview under “Reverse Split; Debt Restructuring.”

As a result of the debt restructuring we eliminated principal and interest on approximately $24,859,000 of debt and will provide for amortization of the remaining debt on terms that we believe we will be able to be meet. The gain on the debt restructure is estimated at $17,000,000 net of related costs.

Although the debt restructuring reduced our working capital deficiency, it did not provide us with any additional cash for our operations. Our only source of funds other than normal operations is Cheyne, which advanced us $1,000,000 in October 2007 and $600,000 in June of 2008. However, our continuing losses and the uncertainty of any significant increase in business from British Telecommunications will increase the difficulties in obtaining financings from other sources and may continue to affect our ability to generate business from new customers. We cannot give any assurance that Cheyne will provide us with any additional funding if the need arises. If we are not able to generate sufficient revenue to enable us to meet our obligations or obtain financing from Cheyne we would not be able to continue in business, and it would be likely that we would seek protection under the Bankruptcy Code.

We have in the past, and may in the future, consider the sale of one or more of our divisions. However, all of our past discussions terminated without any agreement and we cannot give any assurance that we would be able to effect any sale of our business or that such a sale would not be part of bankruptcy reorganization.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer, who is also our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with participation of our chief executive and financial officer, has conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we determined that, as of the end of the fiscal year 2007, there was a material weakness affecting our internal control over financial reporting in respect to information technology (as described below) and, as a result of the material weaknesses, our disclosure controls and procedures were not effective. We are continuing to evaluate a change in the information system platform for our financial and operational systems which will remediate the material weaknesses. The selection and implementation of a new system is expected to be completed over the next few years as a result of current cash constrains. Consequently, based on the evaluation described above, our management, including our chief executive and financial officer, has concluded that, as of the end of the second quarter of fiscal year 2008, our disclosure controls and procedures were ineffective.

Internal Control over Financial Reporting

As previously reported in form 10-K for the year ended December 31, 2007, management identified significant deficiencies that when aggregated may give rise to a material weakness specifically relating to a) program change management in the Company’s PROCOMM system, b) lack of integrated modules with the general ledger and c) excessive manual adjustments to the inventory module are required.

Management’s Plan of Remediation

Management is evaluating a new integrated ERP system that will include complete general ledger and reporting which will eliminate the need for manual updates and significantly reduce the need for journal entries in the financial reporting process. Specific remediation actions used in 2008 to address our material weakness in internal control over financial reporting in respect to information technology include the following:

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

During the three and six months ended June 30, 2008, we sustained declines in revenue from our largest customer, British Telecommunications, from the comparable three and six month periods of 2007, and, based on a change in the product mix, our gross margin declined on our sales to British Telecommunications. Due to our reliance on significant business from British Telecommunications, our revenue and net income could be impaired by any material reduction of sales to British Telecommunications or any material reduction in the gross margin on sales to British Telecommunications.

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

PORTA SYSTEMS CORP.

Dated: August 14, 2008	By:	/s/ Edward B. Kornfeld
Edward B. Kornfeld
Chief Executive Officer
and Chief Financial Officer