Form 10-Q
period 2008-09-30
PORTA SYSTEMS CORP
filed 2008-11-14
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer ☐       Accelerated filer ☐           Non-accelerated filer ☐           Small reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:

Common stock (par value $0.01 per share) 9,954,096 shares as of November 11, 2008.

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements
PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share information)

	Unaudited
	September 30,	December 31,
Assets	2008	2007
Current assets
Cash and cash equivalents	$372	$494
Accounts receivable - trade, less allowance for doubtful accounts of $20 in 2008 and $50 in 2007	4,492	5,098
Inventories	6,983	6,411
Prepaid expenses and other current assets	426	203
Total current assets	12,273	12,206

Property, plant and equipment, net	1,532	1,678
Goodwill, net	2,961	2,961
Other assets	54	54
Total assets	$16,820	$16,899

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt including interest	$3,926	$25,026
Subordinated notes including interest	191	13,044
6% convertible subordinated debentures, principal amount	385	385
Accounts payable	5,360	5,523
Accrued expenses and other	2,570	2,555
Accrued interest payable	320	186
Total current liabilities	12,752	46,719

Long term liabilities:
Senior debt including interest	15,374	—
Subordinated notes including interest	2,815	—
Deferred compensation and other long term liabilities	660	707
Total long term liabilities	18,849	707
Total liabilities	31,601	47,426

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	—	—
Common stock, par value $.01; authorized 20,000,000 shares, issued 9,956,881 shares in 2008 and 907,701 shares in 2007	100	9
Additional paid-in capital	76,244	76,217
Accumulated deficit	(84,467)	(100,457)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(4,720)	(4,358)
	(12,843)	(28,589)
Treasury stock, at cost, 2,785 shares	(1,938)	(1,938)
Total stockholders’ deficit	(14,781)	(30,527)
Total liabilities and stockholders’ deficit	$16,820	$16,899

See accompanying notes to unaudited consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Nine months ended
	September 30,	September 30,
	2008	2007

Sales	$19,527	$21,922
Cost of sales	14,779	15,139
Gross profit	4,748	6,783

Selling, general and administrative expenses	3,847	4,526
Research and development expenses	1,136	1,201
Total expenses	4,983	5,727

Operating income (loss)	(235)	1,056

Interest expense, net	(1,393)	(1,536)
Other income, net	26	7
Loss from continuing operations before income taxes	(1,602)	(473)

Income tax expense	(53)	(58)

Loss from continuing operations before extraordinary gain and discontinued operations	(1,655)	(531)

Discontinued operations:
Loss from discontinued operations (net of taxes of zero)	—	(87)
Write off of net assets of discontinued operations	—	(434)
Total loss from discontinued operations	—	(521)

Extraordinary gain on troubled debt restructure (net of zero tax) (Note 3)	17,645	—

Net Income (Loss)	$15,990	$(1,052)

Other comprehensive loss:
Foreign currency translation adjustments	(362)	(121)

Comprehensive Income (Loss)	$15,628	$(1,173)

Basic income (loss) per share of common stock:
Continuing operations	$(0.57)	$(0.59)
Discontinued operations	—	(0.57)
Extraordinary item	6.05	—
	$5.48	$(1.16)

Weighted average shares outstanding	2,916	905

Diluted income (loss) per share of common stock:
Continuing operations	$(0.54)	$(0.59)
Discontinued operations	—	(0.57)
Extraordinary item	5.79	—
	$5.25	$(1.16)

Weighted average shares outstanding	3,043	905

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2008	2007
Sales	$6,305	$6,651
Cost of sales	5,239	4,563
Gross profit	1,066	2,088

Selling, general and administrative expenses	1,222	1,533
Research and development expenses	341	423
Total expenses	1,563	1,956

Operating (Loss) Income	(497)	132

Interest expense, net	(213)	(547)
Other income, net	17	9
Loss before income taxes	(693)	(406)

Income tax expense	(16)	(19)

Loss from continuing operations before extraordinary item	(709)	(425)

Extraordinary gain on troubled debt restructure (net of zero tax) (Note 3)	17,645	—

Net Income (Loss)	$16,936	$(425)

Other comprehensive loss:
Foreign currency translation adjustments	(240)	(26)

Comprehensive Income (Loss)	$16,696	$(451)

Basic income (loss) per share of common stock:
Continuing operations	$(0.10)	$(0.47)
Extraordinary item	2.54	—
	$2.44	$(0.47)

Weighted average shares outstanding	6,937	905

Diluted income (loss) per share of common stock
Continuing operations	$(0.10)	$(0.47)
Extraordinary item	2.53	—
	$2.43	$(0.47)

Weighted average shares outstanding	6,966	905

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	September 30,	September 30,
	2008	2007
Cash flows from operating activities of continuing operations:
Net income/ (loss)	$15,990	$(1,052)
Adjustments to reconcile net income/ (loss) to net cash used in operating activities of continuing operations:
Loss from discontinued operations	—	521
Extraordinary gain on debt restructuring	(16,287)
Stock based compensation expense	7
Depreciation and amortization	249	281
Inventory reserve	(384)	(405)
Allowance for bad debt	(30)	10
Changes in operating assets and liabilities:
Accounts receivable	360	(28)
Inventories	(290)	(941)
Prepaid expenses and other current assets	(195)	209
Other assets	(3)	—
Accounts payable, accrued expenses and other liabilities	309	240
Net cash used in continuing operations	(274)	(1,165)

Net cash used in operations of discontinued operations	—	(87)

Net cash used in operating activities	(274)	(1,252)

Cash flows from investing activities:
Capital expenditures, net	(103)	(304)
Net cash used in investing activities	(103)	(304)

Cash flows from financing activities:
Borrowings of senior debt	600	—
Repayment of debt	(274)	(140)
Net cash provided by (used in) financing activities	326	(140)

Effect of exchange rate changes on cash	(71)	(10)

Decrease in cash and cash equivalents	(122)	(1,706)
Cash and cash equivalents - beginning of the year	494	2,102
Cash and cash equivalents - end of the period	$372	$396

Supplemental cash flow disclosure:
Cash paid for interest expense	$5	$568
Cash paid for income taxes	$4	$—

Non-Cash Financing and Investing:
Non-cash exchange of common stock issued in debt restructure	$100	$—
Interest accrued and forgiven in accordance with FAS 15
‘Troubled Debt Restructure” during the period	$(1,358)	$—

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Management’s Responsibility For Interim Financial Statements Including All Adjustments Necessary For Fair Presentation:

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its consolidated financial position and the results of its operations for the interim period presented. These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2007. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described within. The audit opinion included in the December 31, 2007 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern. The factors which resulted in the explanatory paragraph are continuing. Results for the third quarter or the first nine months of 2008 are not necessarily indicative of results for the year. Certain reclassifications have been made to the prior consolidated financial statements to conform to the current year presentation.

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

Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market. The composition of inventories at the end of the respective periods is as follows (net of reserve of $1,548,000 for 2008 and $1,952,000 for 2007):

	September 30, 2008	December 31, 2007

Parts and components	$4,379,000	$3,669,000
Work-in-process	939,000	858,000
Finished goods	1,665,000	1,884,000
	$6, 983,000	$6,411,000

Note 3:	Debt Restructuring

On July 31, 2008, the Company implemented a trouble debt restructure plan (as defined under Statement of Financial Accounting Standard No. 15-Accounting by Debtors and Creditors for Troubled Debt Restructuring). Under this standard, the gain on the restructuring was measured by the excess of (i) the carrying amount of the liability settled over (ii) the fair value of the assets transferred to the creditor (the face amount increased by interest accreted to maturity and issue costs). The Company recognized a gain on the restructuring of debt of $17,645,000 net of costs associated with the restructuring.

Terms of restructuring:

•
The holder of our senior debt converted notes in the principal amount of $23,373,000 into a note for $11,601,156 plus 7,038,236 shares of common stock, representing 70% of the common stock outstanding after giving effect to the reverse split and all of the issuances contemplated by the restructuring plan (the “Total Issuances”). The note bears interest at 12.5% per annum amortized on a payment schedule over its 6¾-year term. As required under the Statement of Financial Accounting Standard No. 15-Accounting by Debtors and Creditors for Troubled Debt Restructuring (“SFAS 15”), the amount of this note as shown on the balance sheet includes interest at the stated rate through the stated maturity date of the note. At September 30, 2008, the current portion of this senior note reflects principal of $1,000,000 and interest of $1,392,000, and the long term portion reflects principal of $10,601,000 and interest of $4,773,000. (See Note 6- Subsequent Event)

•
A note in the principal amount of $1,600,000 (the “Working Capital Note”) due to our senior debt holder was extended to December 31, 2008. The interest through the repayment term of the loan of $207,000 has been added to the face value of the note on the balance sheet and is included with the current portion of our senior debt. The interest was calculated at 14% based on a September 30, 2008 LIBOR plus 10%. At September 30, 2008, the current portion of this senior note reflects principal of $1,453,000 and interest of $81,000. (See Note 6- Subsequent Event)

•
The holders of all of the Company’s subordinated notes converted the entire principal and interest on the notes, which amounted to approximately $13,583,000, into notes in the principal amount of $1,750,000 and 1,407,667 shares of common stock, representing 14% of the common stock outstanding after giving effect to the reverse split and the Total Issuances. The $1,750,000 notes will be repaid based upon a 25-year amortization schedule and will mature January 31, 2016. Such debt bears interest at 10% annually payable quarterly in arrears. As required by SFAS 15, the interest on these notes, through the stated term of the loan in the amount of $1,256,000 has been added to the amount of the note on the balance sheet.

•
The holders of the Company’s convertible debentures due July 1, 2002 (the “Debentures”), in the principal amount of $385,000 plus accrued interest of $318,000, have been offered the right to convert their debentures into a subordinated note in the principal amount equal to their proportionate share (based on the principal amount of debentures) of $100,000 and their proportionate shares of 100,546 shares of common stock, representing 1% of the common stock outstanding after giving effect to the reverse split and the Total Issuances. These notes will have a 25-year amortization schedule and a 7½-year maturity date. The $100,000 notes will bear interest at 10% annually payable quarterly in arrears. As of September 30, 2008, no subordinated note holder has converted their debentures; as such, the original debt of $385,000 and accrued interest of $318,000 continues to be classified as current liabilities. The Company is restricted from making any payments on these debentures unless and to the extent that the notes are converted. The notes issued with respect to any debentures which are converted will be reflected on the Company’s balance sheet in accordance with SFAS 15.

•	Certain other creditors have agreed to accept substantial discounts on their outstanding claims. The gain on restructuring of these payables and accrued expenses (net of zero tax) was $838,000.

•
The Company issued 603,277 shares of common stock, representing 6% of the common stock outstanding after giving effect to the reverse split and the Total Issuances, to key employees. The value of these shares is included in selling, general and administrative expenses as a non-cash expense of $7,000, reflecting the value of the shares.

•
As part of the debt restructuring, the outstanding options to purchase an aggregate of 155,000 shares of common stock at exercise prices ranging from $0.03 to $2.03, which were held by the Company’s directors, were not adjusted as a result of the reverse split

•
In addition, for services relating to the debt restructure, the Company will pay Advicorp, PLC, a fee of $200,000, payable in 25 equal monthly installments commencing January 2009 and grant to Advicorp warrants to purchase 201,093 shares of common stock at an exercise price equal to the average closing price of the common stock on the five trading days commencing August 31, 2008 which was $0.10. Advicorp, PLC is partially owned by one of the members of our board of directors. (See Note 4- Accounting for Stock Based Compensation)

As a result of the issuance of more than fifty (50%) percent of the Company’s common stock to new stockholders, the Company’s ability to use its remaining net operating loss carry forwards will be severely curtailed in accordance with Section 382 of the Internal Revenue Code.

Senior Debt and Subordinated Notes:

In the third quarter 2008, the Company restructured $23,373,000 principal amount of 12.5% Senior Notes, a working capital note of $1,600,000 and $6,144,000 of subordinated notes, as described in this Note 3 under “Terms of Restructuring.” (See Note 6- Subsequent Event)

Payments were made during the third quarter of $273,000 on the Working Capital note held by our senior debt holder. This note is due on December 31, 2008.

The holder of the senior debt has no obligation to make any further loans to the Company. Any adverse event, including declines in business, could cause a default on the debt and on the decision of the senior debt holder to extend or demand payment. If the senior debt holder demands payment of all or a significant portion of the senior debt when due, the Company will not be able to continue in business, and it is likely that it would seek protection under the Bankruptcy Code.

Convertible Subordinated Debentures:

As of September 30, 2008 and December 31, 2007, the Company had outstanding $385,000 principal amount of its Debentures. The interest rate on these debentures increased from the stated interest rate of 6% to 8.26% as a result of the Company’s failure both to make interest payments on the debentures since July 1, 2000 and to pay principal on July 2, 2002, the stated maturity date. At September 30, 2008 and December 31, 2007, accrued interest, including additional assessments due to the default, on the debentures was $318,000 and $183,000, respectively, and is included in other accrued interest payable. The trustee of the Debentures gave notice to the Company that the non-payment caused an event of default. The convertibility feature associated with the Debentures expired upon their stated maturity date, which was July 1, 2002. The holder of the senior debt had precluded the Company from making payments on the debentures. See the discussion under “Terms of Restructuring” in this Note 3 with respect to the right which the Company granted to the holders of the Debentures to convert the Debentures into subordinated notes and equity.

Effect on interest expense of troubled debt restructure to the nine months ending September 30, 2008 income:

	Initial Interest capitalized in troubled debt restructuring	Interest portion of debt paid	Balance of capitalized interest	YTD income effect of capitalized interest
Senior Debt	$6,372,000	$126,000	$6,246,000	$159,000
Subordinated Debt	1,256,000	—	1,256,000	29,000
Total	$7,628,000	$126,000	$7,502,000	$188,000

Note 4:	Accounting for Stock Based Compensation

For the nine months ended September 30, 2008, the Company issued nonqualified stock options to purchase 20,000 shares of common stock under its 1999 Plan that provides for the automatic grant to non-management directors. This Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year.

As part of the debt restructuring (See Note 3), the board of directors determined that the number of shares subject to outstanding options and the exercise prices, which range from $2.03 per share to $0.03 per share, would not be affected by the reverse split. Options under this Plan have a term of 10 years from the original date of grant. The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period when granting stock options. All options previously granted are fully vested. Based on the Black-Scholes valuation model there is a diminimus non-cash compensation expense attributable to stock options granted during the quarter which is not reflected in the consolidated statements of operations. Stock compensation expense for all vested options to date is immaterial.

The Company issued 603,277 shares of common stock, representing 6% of the common stock outstanding after giving effect to the reverse split and the Total Issuances, to key employees (See Note 3). The value of the stock compensation of approximately $7,000 was based on the Company’s common stock price on the date the stock was granted.

Warrants to purchase 201,072 shares of common stock were granted in the quarter at an exercise price equal to the average closing price of the common stock on the five trading days commencing August 31, 2008 which was $0.10. The warrants have an exercisable life of five years. Based on the Black-Scholes valuation model the value of the warrants was $12,100. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk-free interest rate was based on the US Treasury Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the warrant, and the expected dividend yield was based on the current and expected dividend policy.

Note 5:	Segment Data

The Company develops, designs, manufactures and markets a range of standard and proprietary telecommunications equipment, as well as components used in military data transmission applications. The Company sells both domestically and internationally. Its core products focus on ensuring communications for service providers worldwide and fall principally into two categories:

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

	Nine Months ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Sales:
Line	$15,992,000	$18,228,000	$5,145,000	$5,594,000
Signal	3,535,000	3,694,000	1,160,000	1,057,000
Total of Continuing Operations	$19,527,000	$21,922,000	$6,305,000	$6,651,000

Segment profit/(loss):
Line	$637,000	$2,383,000	$(260,000)	$637,000
Signal	724,000	933,000	220,000	235,000
Total of Continuing Operations	$1,361,000	$3,316,000	$(40,000)	$872,000

The following table reconciles segment totals to consolidated totals:

	Nine Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Operating income:
Total segment income/(loss) for reportable segments	$1,361,000	$3,316,000	$(40,000)	$872,000
Corporate and unallocated	(1,596,000)	(2,260,000)	(457,000)	(740,000)
Consolidated total operating income/(loss)	$(235,000)	$1,056,000	$(497,000)	$132,000

Note 6:	Subsequent Event

In November 2008, the Company borrowed additional senior debt of $425,000 from Cheyne, our senior debt holder.  As of November 11, 2008, the Company had a principal outstanding balance of $1,311,000 (excluding accreted interest) on the Working Capital Note. The old Working Capital Note was replaced for a new Working Capital Note in the amount of $1,747,012 (including accrued interest). Interest on the additional $425,000 advance will be expensed as incurred at a rate equal to the six month Libor rate plus 10%. Principal and interest is payable January 2009 though June 2009 with each monthly payment being equal to 25% of the gross receipts received from sales generated in the United Kingdom.  The remaining principal balance of the note and accrued interest is due on June 30, 2009.  The New Working Capital Note is collateralized by all of the assets of the Company which also secure the existing senior debt.

Note 7:	Discontinued operations

In December 2003, the Company decided to wind down its OSS business. This decision was made because of continuing losses combined with difficulties in marketing OSS products in view of the Company’s financial condition. As of June 30, 2007, the Company discontinued operating this business. Accordingly, as of June 30, 2007, the OSS net assets of $434,000 were written off and the operations of the segment are reported in the Consolidated Financial Statements as a discontinued operation.

Results of operations for OSS have been segregated from continuing operations and are reflected as discontinued operations approximately as follows:

Nine months ended September 30,
2007

Revenues	$100,000

Loss from discontinued operations	(87,000)
Write off of net assets of discontinued operations	(434,000)
Loss from discontinued operations	$(521,000)

Note 8:	Significant Customers

British Telecommunications PLC and its systems integrators together represent the Company’s largest customers and accounted for approximately $2,194,000, or 35% of sales, in the three months ended September 30, 2008, and $7,962,000, or 41% of sales, in the nine months ended September 30, 2008, and approximately $2,791,000, or 42% and $10,310,000, or 47% of sales, in the comparable three and nine months of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s consolidated statements of operations for the periods indicated below, shown as a percentage of sales, are as follows:

	Nine months ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	100%	100%	100%	100%
Cost of sales	76%	69%	83%	69%
Gross profit	24%	31%	17%	31%
Selling, general and administrative expenses	19%	21%	19%	23%
Research and development expenses	6%	5%	6%	6%
Operating income/(loss)	(1%)	5%	(8%)	2%
Interest expense - net	(7%)	(7%)	(3%)	(8%)
Loss from continuing operations	(8%)	(2%)	(11%)	(6%)
Loss from discontinued operations	—%	(3%)	—%	—%
Extraordinary gain on Debt Restructure	90%	—%	280%	—%
Net loss income	82%	(5%)	269%	(6%)

The Company’s sales, from continuing operations, by product line for the periods ended September 30, 2008 and 2007 are as follows:

	Nine months ended September 30,
	2008		2007
Line	$15,992,000	82%	$18,228,000	83%
Signal	3,535,000	18%	3,694,000	17%
	$19,527,000	100%	$21,922,000	100%

	Three Months Ended September 30,
	2008		2007
Line	$5,145,000	82%	$5,594,000	84%
Signal	1,160,000	18%	1,057,000	16%
	$6,305,000	100%	$6,651,000	100%

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

Our connection and protection products are used by international telephone service providers and by regional telecommunication service providers and independent telecommunication service providers in the United States, and by owners of private telecommunications equipment providing communications and data transmission facilities and equipment. These products are also purchased by equipment manufacturers for integration with their systems. In addition, our telecommunications connection products have been sold to telephone operating companies in various foreign countries. This equipment is compatible with existing telephone systems both within and outside the United States and can generally be used without modification, although we do custom-design modifications to accommodate the specific needs of our customers.

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

Both of our divisions generated income from continuing operations prior to allocations of corporate expenses for the nine months ended September 30, 2008 and 2007. We had a net loss from operations on our Line segment of $260,000 for the third quarter of 2008 compared to a net operating income of $637,000 in the comparable period of 2007, due to a significant decline in sales to British Telecommunications as well as a decrease in the margin we generate from these sales. References to British Telecommunications include British Telecommunications and its systems integrators. Our Signal segment generated net income from operations of $220,000 in the third quarter of 2008 compared to $235,000 in the comparable period in 2007. We recognize revenue from Line and Signal products when the product is shipped.

We are very dependent upon our continued sales to British Telecommunications, which accounted for $7,962,000, or 41% of sales, in the nine months ended September 30, 2008, $10,310,000, or 47% of sales, in the nine months ended September 30, 2007, $2,194,000, or 35% of sales, in the three months ended September 30, 2008, and $2,791,000, or 42% of sales, in the three months ended September 30, 2007. Our sales to British Telecommunications declined $2,348,000, or 23%, from the nine months ended September 30, 2007 to the nine months ended September 30, 2008 and declined $597,000, or 21%, from the three months ended September 30, 2007 to the three months ended September 30, 2008. The decline was primarily due to decreased sales of connector products of approximately $5,294,000 for the nine month ended September 30, 2008 and $1,337,000 for the three months ended September 30, 2008, partially offset by increased sales of protection modules of approximately $2,947,000 and $740,000 in the nine months and three months ended September 30, 2008, respectively. To the extent that British Telecommunications reduces its purchases from, or purchases products at a price which results in a reduced gross margin, our ability to operate profitably will be impaired. This decline in sales to British Telecommunications and the reduced gross margin on those sales constitute a substantial part of the reason for the operating loss of $235,000 for the nine months ended September 30, 2008 as compared to operating income of $1,056,000 for the comparable period of 2007, and the primary reason for the operating loss in the third quarter 2008 of $497,000 as compared to the operating income in the third quarter 2007 of $132,000, offset by reduced expenditures in selling, general and administrative expenses. We may not be able to replace this business from other customers and we cannot give any assurance that British Telecommunications will increase its purchases from us in the future or that we will be able to improve our margins on these sales.

The present economic climate has made credit more difficult to obtain and is resulting in decreases in purchases for capital goods, such as our products. As a result, the current economic slowdown may seriously affect our business to the extent that our existing customers reduce or defer their purchases. If we are not able to develop new business and if our existing customers reduce or defer the purchase of our products, we may be unable to continue in business and it may be necessary for us to seek protection under the Bankruptcy Code.

In addition, the dollar has recently strengthened against a number of foreign currencies, including the British pound and the Mexican peso. Sales to customers in Great Britain and Mexico are made in the local currency. As a result, while our costs are incurred in dollars, as a result of the stronger dollar, the dollar value of our collections from these customers, primarily British Telecommunications, has decreased. Our operations were affected by the stronger dollar during the third quarter of 2008 and the effect may be greater during the fourth quarter.

Reverse Split and Debt Restructuring:

On July 31, 2008, we amended our certificate of incorporation to effect a one-for-11.11 reverse split pursuant to which each share of common stock became converted into 0.0900090009 shares of common stock.

On July 31, 2008, we implemented a trouble debt restructure plan (as defined under SFAS 15). Pursuant to the restructuring plan:

•
The holder of our senior debt converted notes in the principal amount of $23,373,000 into a note for $11,601,156 plus 7,038,236 shares of common stock, representing 70% of the common stock outstanding after giving effect to the reverse split and all of the issuances contemplated by the restructuring plan (the “Total Issuances”). The note bears interest at 12.5% per annum amortized on a payment schedule over its 6¾-year term. As required under the Statement of Financial Accounting Standard No. 15-Accounting by Debtors and Creditors for Troubled Debt Restructuring (“SFAS 15”), the amount of this note as shown on the balance sheet includes interest at the stated rate through the stated maturity date of the note. At September 30, 2008, the current portion of this senior note reflects principal of $1,000,000 and interest of $1,392,000, and the long term portion reflects principal of $10,601,000 and interest of $4,773,000. (See Note 6- Subsequent Event)

•
A Working Capital Note in the principal amount of $1,600,000 due to our senior debt holder was extended to December 31, 2008. The interest through the repayment term of the loan of $207,000 has been added to the face value of the note on the balance sheet and is included with the current portion of our senior debt. The interest was calculated at 14% based on a September 30, 2008 LIBOR plus 10%. At September 30, 2008, the current portion of this senior note reflects principal of $1,453,000 and interest of $81,000. (See Note 6- Subsequent Event)

•
The holders of all of the Company’s subordinated notes converted the entire principal and interest on the notes, which amounted to approximately $13,583,000, into notes in the principal amount of $1,750,000 and 1,407,667 shares of common stock, representing 14% of the common stock outstanding after giving effect to the reverse split and the Total Issuances. The $1,750,000 notes will be repaid based upon a 25-year amortization schedule and will mature January 31, 2016. Such debt bears interest at 10% annually payable quarterly in arrears. As required by SFAS 15, the interest on these notes, through the stated term of the loan in the amount of $1,256,000 has been added to the amount of the note on the balance sheet.

•
The holders of the Company’s convertible debentures due July 1, 2002 (the “Debentures”), in the principal amount of $385,000 plus accrued interest of $318,000, have been offered the right to convert their debentures into a subordinated note in the principal amount equal to their proportionate share (based on the principal amount of debentures) of $100,000 and their proportionate shares of 100,546 shares of common stock, representing 1% of the common stock outstanding after giving effect to the reverse split and the Total Issuances. These notes will have a 25-year amortization schedule and a 7½-year maturity date. The $100,000 notes will bear interest at 10% annually payable quarterly in arrears. As of September 30, 2008, no subordinated note holder has converted their debentures; as such, the original debt of $385,000 and accrued interest continues to be classified as a current liability. The Company is restricted from making any payments on these debentures unless and to the extent that the notes are converted. The notes issued with respect to any debentures which are converted will be reflected on the Company’s balance sheet in accordance with SFAS 15.

•	Certain other creditors have agreed to accept substantial discounts on their outstanding claims. The gain on restructuring of these payables and accrued expenses (net of zero tax) was $838,000.

•
The Company issued 603,277 shares of common stock, representing 6% of the common stock outstanding after giving effect to the reverse split and the Total Issuances, to key employees. The value of these shares is included in selling, general and administrative expenses as a non-cash expense of $7,000, reflecting the value of the shares.

•
For services relating to the debt restructure, the Company will pay Advicorp, PLC, a fee of $200,000, payable in 25 equal monthly installments commencing January 2009 and grant to Advicorp warrants to purchase 201,093 shares of common stock at an exercise price equal to the average closing price of the common stock on the five trading days commencing August 31, 2008 which was $0.10. A member of our board of directors is chief executive officer and a part owner of Advicorp, PLC.

•
As part of the debt restructuring, the outstanding options to purchase an aggregate of 155,000 shares of common stock at exercise prices ranging from $0.03 to $2.03, which were held by the Company’s directors, were not adjusted as a result of the reverse split.

The restructuring eliminated principal and interest on approximately $25,076,000 of debt and an extraordinary gain of $17,645,000 (net of related costs) was recognized in the third quarter of 2008.

As a result of the issuance of more than fifty (50%) percent of our common stock to new stockholders, our ability to use our remaining net operating loss carryforwards will be severely curtailed in accordance with Section 382 of the Internal Revenue Code.

Results of Continuing Operations

Line equipment sales for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, decreased by $2,236,000 (12%) from $18,228,000 to $15,992,000. Sales for the three months ended September 30, 2008 decreased by $449,000 (8%) from $5,594,000 in 2007 to $5,145,000 in 2008. The decrease in sales for the nine and the three months is the result of a significant decrease in sales of connector products to British Telecommunications of approximately $5,294,000 for the nine months ended September 30, 2008 and $1,337,000 for the three months ended September 30, 2008 partially offset by increased sales of protection modules of approximately $2,947,000 in the nine month period and $740,000 in the three month period. We are dependent upon sales to British Telecommunications. Any continuation of the significant reduction in the level of business from British Telecommunications and any further decrease in the margin on products that we sell to British Telecommunications could continue to have a material adverse effect upon both our revenue and net income.

Signal sales for the nine months ended September 30, 2008 were $3,535,000, compared to $3,694,000 in the same period of 2007, a decrease of $159,000 (4%). Sales for the three months ended September 30, 2008 compared to 2007, increased by $103,000 (10%) from $1,057,000 to $1,160,000.

Gross margin for the nine months ended September 30, 2008 was 24% compared to 31% for the nine months ended September 30, 2007. Gross margin for the quarter ended September 30, 2008 was 17% compared to 31% for the quarter ended September 30, 2007. The decrease for both periods is primarily related to excess capacity in our Mexico facility due to lower production levels as compared to the same quarter in 2007, principally resulting from the decrease in sales to British Telecommunications and our inability to obtain and produce orders from other customers to make up for this decrease due to working capital constrictions. Gross margins were adversely affected by the effects of the stronger dollar against the British pound and the Mexican peso.

Selling, general and administrative expenses decreased by $679,000 (15%) from $4,526,000 to $3,847,000 for the nine months ended September 30, 2008 compared to 2007. For the quarter ended September 30, 2008 selling, general and administrative expenses decreased by $311,000 (20%) from $1,533,000 in 2007 to $1,222,000 in 2008. General and administrative costs decreased, for the nine months of 2008 compared to 2007, primarily due to a reduction of costs relating to our debt restructuring, reduced commissions and overall cost cutting initiatives. Costs associated with the debt restructuring for 2008 were offset against the gain on restructuring. Costs associated with the debt restructuring were approximately $360,000 and $542,000 for the three months and nine months ended September 30, 2008, respectively.

For the nine months ended September 30, 2008 compared to 2007, research and development expenses decreased by $65,000 (5%) to $1,136,000 from $1,201,000. For the quarter ended September 30, 2008 compared to 2007, research and development expenses decreased by $82,000 (19%) to $341,000 from $423,000. The decrease for the three and nine months ended September 30, 2008 are a direct result of targeted cost reductions significantly in the use of outside consultants and development of prototypes.

Interest expense, net, for the nine months ended September 30, 2008 was $1,393,000, a decrease of $143,000 (9%) from $1,536,000 for the nine months ended September 30, 2007. For the three months ended September 30, 2008, the interest expense was $213,000 compared to $547,000 a decrease of $334,000 (61%) for the comparable period last year. Interest on our debt prior to the restructuring on July 31, 2008 was not accrued on the entire amount of the senior debt of $24,973,000 under the terms of our agreement with the holder of our senior debt. Subsequent to the restructuring, interest on the senior and subordinated debt through the term of the instrument has been added to the value of the debt on the balance sheet and thereby will no longer flow through our income statement. The decreases of $143,000 and $334,000 for the nine months and three months, respectively, are primarily related to the restructuring of our senior and subordinated debt.

Income tax expense for the quarter and nine months ended September 30, 2008 relates to state and foreign taxes. Taxes on income resulting from the restructuring will be offset against our net operating loss carryforward. As a result of the issuance of more than 50% of our common stock to new stockholders, our ability to use its remaining net operating loss carryforward will be severely curtailed in accordance with IRS code 382. No federal income tax expense has been provided on income subsequent to the restructuring based on the loss for the period ending September 30, 2008.

As a result of the foregoing, for the nine months ended September 30, 2008, we had a loss from continuing operations of $1,655,000 compared with $531,000 in the same period of 2007. We had an operating loss from continuing operations of $709,000 for the quarter ended September 30, 2008 as compared with $425,000 in the same period of 2007.

The troubled debt restructuring eliminated principal and interest on approximately $25,076,000 of debt and resulted in an extraordinary gain of $17,645,000 (net of related costs) which was recognized in the third quarter of 2008.

As a result of the foregoing, we incurred as net loss before extraordinary income of $1,655,000 or ($0.57) and ($.054) per share, basic and diluted, respectively, for the nine months ended September 30, 2008 compared with a net loss of $1,052,000, or ($1.16) per share (basic and diluted) in the same period of 2007. The effect of the extraordinary gain on the nine months ended September 30, 2008 was $6.05 and $5.79 per share, basic and diluted, respectively. During the nine months ended September 30, 2007 there was a loss from discontinued operation of $521,000 or $0.57 per share (basic and diluted); there was no loss from discontinued operations in the same period of 2008. The Company incurred a net loss before extraordinary income of $709,000 or $0.10 per share (basic and diluted), for the three months ended September 30, 2008 compared with a net loss of $425,000, or $0.47 per share (basic and diluted) in the same period of 2007. The Company recognized an extraordinary gain of $17,645,000 or $2.54 per share (basic) and $2.53 per share (diluted), during the third quarter of 2008.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $372,000 compared with $494,000 at December 31, 2007. The reduction in our cash position primarily reflects increases of $290,000 in inventory, an increase in prepaid and other current assets of $198,000, and increased capital expenditures of $103,000, offset by a decrease in accounts receivable of $360,000 and the additional working capital loan (net of repayment including accreted interest) of $326,000 from our senior debt holder. The substantial positive effect to our working capital deficit from $34,513,000 at December 31, 2007 to $479,000 at September 30, 2008 was due to the restructuring of the debt during the third quarter of 2008.

As a result of the debt restructuring, we eliminated principal and interest on approximately $25,076,000 of debt and will provide for amortization of the remaining debt on terms that we believe we will be able to meet. The gain on the debt restructure was approximately $17,645,000 net of related costs. However, our ability to make these debt payments is dependent upon our ability to operate profitable and to generate positive cash flow from operations, and we cannot be assured that we will be able to do so. If we continue to incur losses from our operations, we may be unable to make the payments to the holders of our senior and subordinated debt and may necessitate our seeking protection under the Bankruptcy Code.

During the nine months ended September 30, 2008 our only investing activities were capital expenditures of $103,000 compared with $304,000 for the same period in 2007. In June 2008, we borrowed an additional $600,000 from our senior debt holder, increasing our current borrowings from the senior debt holder to $1,600,000, to meet our current working capital needs. The principal and interest payments on the $1,600,000 note are payable commencing with the calendar month of August 2008, at twenty five percent (25%) of receipts on sales generated in the United Kingdom. This note was deemed to be part of the debt restructuring and as such, interest was accreted based on the anticipated payment stream. An interest rate anticipated over the payout of the debt was computed at an amount equal to the six-month rate of LIBOR anticipated over the payment period. The interest computed is shown as part of Senior debt on the balance sheet. This loan is due on December 31, 2008. We made payments of $274,000 on this debt during the third quarter 2008. (See Note 6- Subsequent Event)

Although the debt restructuring reduced our working capital deficiency, it did not provide us with any additional cash for our operations. Our only source of funds other than normal operations is Cheyne, which, prior to the debt restructuring, had advanced us $1,000,000 in October 2007 and $600,000 in June 2008. Because of our urgent cash requirements, in November 2008, Cheyne advanced us $425,000, which is due in June 2009 (See Note 6- Subsequent Event). However, our continuing losses and the uncertainty of any significant increase in business from British Telecommunications will increase the difficulties in obtaining financings from other sources and may continue to affect our ability to generate business from new customers as well as our ability to make the payments that are due to Cheyne. We cannot give any assurance that Cheyne will provide us with any additional funding if the need arises. If we are not able to generate sufficient revenue to enable us to meet our obligations or obtain financing from Cheyne, we would not be able to continue in business, and it would be likely that we would seek protection under the Bankruptcy Code.

We have in the past, and may in the future, consider the sale of one or more of our divisions. However, all of our past discussions terminated without any agreement and we cannot give any assurance that we would be able to effect any sale of our business or that such a sale would not be part of bankruptcy reorganization.

Forward Looking Statements

Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-K for the year ended December 31, 2007 and in the Form 10-Q and those described in “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements. Such statements could be affected by risks and uncertainties related to our financial conditions, our relationship with the holder of our senior and subordinated debt, our ability to sell any or all of our divisions or effect a restructure of our business and our debt and equity structure on terms acceptable to the holder of the senior debt, our relationship with British Telecommunications including its continued requirements for our products, our ability to sell our products in a period of a contracting economy with a worldwide reduction in credit availability, factors which affect the telecommunications industry, market and customer acceptance, our access to current technology, competition, domestic and foreign government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.

We conduct certain operations outside the United States. A substantial portion of our revenue and expenses from our United Kingdom and Mexican operations are denominated in British pounds or Mexican Peso. The dollar has recently strengthened against a number of foreign currencies, including the British pound and the Mexican peso. Sales to customers in Great Britain and Mexico are made in the local currency. As a result, while our costs are incurred in dollars and pesos, as a result of the stronger dollar, the dollar value of our collections from these customers, primarily British Telecommunications, has decreased. Our operations were affected by the stronger dollar during the third quarter of 2008 and the effect may be greater during the fourth quarter. We do not engage in any hedging or other currency transactions.

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

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we determined that, as of the end of the fiscal year 2007, there was a material weakness affecting our internal control over financial reporting in respect to information technology (as described below) and, as a result of the material weaknesses, our disclosure controls and procedures were not effective. We are continuing to evaluate a change in the information system platform for our financial and operational systems which will remediate the material weaknesses. The selection and implementation of a new system is expected to be completed over the next few years as a result of current cash constrains. Consequently, based on the evaluation described above, our management, including our chief executive and financial officer, has concluded that, as of the end of the third quarter of fiscal year 2008, our disclosure controls and procedures were ineffective.

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

Management’s Plan of Remediation

Management is continuing to investigate new integrated ERP systems that will include complete general ledger and reporting which will eliminate the need for manual updates and significantly reduce the need for journal entries in the financial reporting process. Specific remediation actions used in 2008 to address our material weakness in internal control over financial reporting in respect to information technology include the following:

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

During the three and nine months ended September 30, 2008, we sustained declines in revenue from our largest customer, British Telecommunications, from the comparable three and nine month periods of 2007, and based on a change in the product mix, our gross margin declined on our sales to British Telecommunications. Due to our reliance on significant business from British Telecommunications, our revenue and net income could be impaired by any material reduction of sales to British Telecommunications or any material reduction in the gross margin on sales to British Telecommunications.

The recent strengthening of the dollar against certain foreign currencies, particularly the British pound and, to a lesser extent, the Mexican peso, has affected our revenue, gross margins and the results of our operations. Our revenue is received in the local currency. As the dollar strengthens, the revenue we receive which is denominated in a currency other the US dollar, translates into fewer dollars.

Our business may be affected by the general economic slowdown and decreased availability of credit, which may result in our inability to develop new business and decisions on the part of our customers to cancel or defer purchasers of our equipment.

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

In November 2008, the Company borrowed additional senior debt of $425,000 from Cheyne, our senior debt holder.  As of November 11, 2008, the Company had a principal outstanding balance of $1,311,000 (excluding accreted interest) on the Working Capital Note. The old Working Capital Note was replaced for a new Working Capital Note in the amount of $1,747,012 (including accrued interest). Interest on the additional $425,000 advance will be expensed as incurred at a rate equal to the six month Libor rate plus 10%. Principal and interest is payable January 2009 though June 2009 with each monthly payment being equal to 25% of the gross receipts received from sales generated in the United Kingdom.  The remaining principal balance of the note and accrued interest is due on June 30, 2009.  The New Working Capital Note is collateralized by all of the assets of the Company which also secure the existing senior debt.

Item 6.	Exhibits

4.1	Promissory note dated as of November 11, 2008, issued to Cheyne Special Situations Fund L.P.

31.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTA SYSTEMS CORP.
Dated:  November 14, 2008

By:  /s/Edward B. Kornfeld

Edward B. Kornfeld
Chief Executive Officer and Chief Financial Officer