Form 10-K
period 2008-12-31
PORTA SYSTEMS CORP
filed 2009-03-31
CIK 79564

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Yes ☐  No ☒

State aggregate market value of the voting stock held by non-affiliates of the registrant: $127,485 as of June 30, 2008.

Indicate the number of shares outstanding of each of the registrant's class of common stock, as of the latest practicable date: 9,954,569 shares of Common Stock, par value $.01 per share, as of March 15, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

Item 1. Business

Porta Systems Corp. develops, designs, manufactures and markets a range of standard and proprietary telecommunications equipment for sale domestically and internationally. Our core products, focused on ensuring communications for service providers worldwide, fall principally into two categories:

Voice and Data Connection and Protection Equipment.  These products, which we refer to as our connection /protection equipment, are used to connect copper wire lines, automated digital subscriber lines (“ADSL”), wireless networks, fiber connection/protection lines (“FTTX”), and security networks, and to protect equipment from voltage surges. We market our connection and protection products to telephone operating companies, customer premise providers and installers and security providers and installers throughout the world.

Signal Processing Equipment. Signal processing products are sold principally for use in defense and aerospace applications and support copper wire-based communications systems. Our signal processing products provide network infrastructure in data-transmission applications.  Customers for signal processing equipment are major aircraft, naval ship and ground-based vehicle manufacturers, as well as their systems integrators.

Through 2004, we offered a third category of products – operations support systems, which we called OSS. We initially scaled back our OSS operations in 2003 and we scaled back these operations further through 2006, limiting our activity to the performance of contractual maintenance and warranty services.  In June 2007, the contractual maintenance and warranty services agreements expired and we discontinued all operations for OSS.  See Note 11 of Notes to Consolidated Financial Statements. The assets and liabilities and results of operations of the OSS division through June 30, 2007 are segregated and reported separately as discontinued operations on our consolidated financial statements.

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

Reverse Split

On July 31, 2008, we amended our certificate of incorporation to effect a one-for-11.11 reverse split pursuant to which each share of common stock was converted into .0900090009 shares of common stock.  Neither the par value nor the number of authorized shares was changed as a result of the reverse split.  The information in this annual report gives retroactive effect to the reverse split.

Forward-Looking Statements

Statements in this Form 10-K annual report may be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those risks discussed from time to time in this Form 10-K annual report, including the risks described under “Risk Factors” and the matters described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our financial condition, our relationship with the holder of our senior debt, factors which affect the telecommunications industry, market and customer acceptance, including our relationship with our principal customer, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Products

Telecommunications Connection and Protection Equipment.

Our connection and protection equipment includes a variety of connector blocks, protector modules, building entrance terminals, category 5E and 6 cable connectors and protectors, frames used in telephone central switching offices, voice and data installations, multiple dwelling units and customer premises applications.   The connector products are used by telephone companies and installers of voice and data transmission equipment to interconnect copper and fiber subscriber lines. The protector modules are used to protect from electrical surges equipment and personnel of telephone companies, voice and data transmission providers and customer premises equipment providers.  The need for protection products has increased as a result of the worldwide move to digital technology, wireless and broadband, which is extremely sensitive to damage by electrical overloads.  Moreover, private owners of telecommunications equipment now have the responsibility to protect their equipment, personnel and buildings from damage caused by electrical surges.

We also have developed a range of security products for use in the closed circuit television (CCTV) market.  Our CCTV video balun products allow full motion color or monochrome video transmission via cost-effective UTP CAT 3 or better cable eliminating expensive and bulky coax cable. Our CCTV surge protectors provide protection against voltage spikes and current surges that can disable and permanently damage expensive video equipment, including cameras and recorders, resulting in loss of important information and reduced security.

Our connection and protection products are used by international telephone service providers as well as many of the regional telecommunications service providers and independent telecommunications service providers in the United States, as well as by owners of private telecommunications equipment providing communications and data transmission facilities and equipment. These products are also purchased by equipment manufacturers for integration with their systems. In addition, our telecommunications connection products have been sold to telephone operating companies in foreign countries. This equipment is compatible with existing telephone systems both within and outside the United States and can generally be used without modification, although we may custom-design modifications to accommodate the specific needs of a customer.

Signal Processing Products

 The signal processing products include data bus components, cable assemblies and wideband transformers. Our data bus components provide network infrastructure that connects remote terminals used in military data transmission applications, where an extremely high level of reliability and performance is required. Our wideband video isolation transformers are used by the television and broadcast, medical imaging, in-flight entertainment and industrial process control industries to reduce ground noise, interference and improve picture quality.  Our wideband instrumentation baluns, longitudinal balance bridges and return loss bridges are used by test and measurement engineers to measure balance, longitudinal conversion loss and impedance in the characterization of data transmission networks.

Discontinued Operations

Through 2004, we sold our OSS systems primarily to telephone operating companies in established and developing countries in Asia, South and Central America and Europe. Because of continuing losses in this division, combined with difficulties in marketing OSS products in view of our financial condition, commencing in 2003 we began to scale down these activities and in 2006 we limited our OSS activities to the performance of maintenance and warranty services under existing agreements all of which expired by June 30, 2007 at which time we discontinued our OSS operations completely. Effective as of June 30, 2006, the assets and liabilities and results of operations of the OSS division were segregated and reported separately as discontinued operations on our consolidated financial statements through June 30, 2007. Sales of OSS products and related services in 2007 were $100,000, all of which were generated prior to June 30, 2007.

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

As a telephone company expands the number of its subscriber lines and additional services such as ADSL, it may require additional connection equipment to interconnect and protect those lines in its central offices and in street cabinets. We provide a line of copper connection equipment for this purpose. Recent trends towards the transmission of high frequency signals on copper lines are sustaining this market.

The increased sensitivity of the newer digital switches to small amounts of voltage requires the telephone company, when upgrading its systems to digital switching systems, to also upgrade its central office connection/protection systems in order to meet these more stringent protection requirements. We supply central office connection/protection systems to meet these needs.

Connection/protection equipment sales accounted for approximately 83% of our sales in 2008, 82% of our sales in 2007 and 83% of our sales in 2006.

Our signal processing products are sold to customers in the military and aerospace industry as well as manufacturers of medical equipment and video systems. The primary communication standard in military and aerospace systems is the MIL-STD-1553 Command Response Data Bus, an application which requires an extremely high level of reliability and performance. Our wideband transformers are required for ground noise elimination in video imaging systems and are used in the television and broadcast, in flight entertainment, medical imaging and industrial process control industries. If not eliminated, ground noise caused by poor electrical system wiring or power supplies, results in significant deterioration in system performance, including poor picture quality and process failures in instrumentation. Wideband transformers provide a cost-effective and quick solution to the problem of redesigning of the rest of the system. Products are designed to satisfy the specific requirements of each military or aerospace customer.

Signal processing equipment accounted for approximately 17% of our sales in 2008, 18% of our sales in 2007 and 16% of our sales in 2006.

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

In the United States and throughout the world, we use independent distributors in the marketing of all copper based products to the regional operating companies and the customer premises equipment market. All distributors marketing copper-based products also market directly competing products. In addition, we continue to promote existing direct marketing relationships with telephone operating companies.

Our signal processing products are sold primarily to United States military and aerospace prime contractors, and domestic original equipment manufacturers and end users.

The following table sets forth, for the last three fiscal years, our sales to customers by geographic region:

Sales from Continuing Operations by Customers’ Geographic Region (1)

	Year Ended December 31,
	(Dollars in thousands)
	2008		2007		2006
Revenue:
United Kingdom	$10,777	40%	$13,321	48%	$20,725	63%
United States	9,476	36%	9,316	33%	8.936	27%
Mexico	6,484	24%	5,183	19%	3,157	10%
Consolidated total revenue	$26,737	100%	$27,820	100%	$32,818	100%

(1)
For information regarding the amount of sales, operating profit or loss and identifiable assets attributable to each of our divisions and geographic areas, see Note 19 of Notes to the Consolidated Financial Statements.

In selling to customers in many foreign countries, we face inherent risks not normally present in the case of sales to United States customers, including risks associated with currency devaluation and fluctuation, inability to convert local currency into dollars, as well as local tax regulations and political instability.

Manufacturing

At present, our manufacturing and assembly operations are conducted at facilities located in Syosset, New York and Matamoros, Mexico. From time to time, we also use subcontractors to supplement our production activities and during 2007 we commenced sourcing certain manufacturing to China in order to reduce manufacturing costs.

Source and Availability of Components

We generally purchase the standard components used in the manufacture of our products from a number of suppliers. We attempt to assure ourselves that the components are available from more than one source.

Significant Customers

Sales to British Telecommunications and its systems integrators and Teléfonos de Mexico S.A. de C.V. (Telmex) accounted for approximately 59% of sales in 2008, 61% of sales in 2007 and 69% of sales in 2006.  The following table sets forth information as to sales to each customer or customer group that accounted for 10% or more of the company’s sales in 2008, 2007 and 2006 (dollars in thousands).

	Year Ended December 31
	2008		2007		2006
Customer	Dollars	%	Dollars	%	Dollars	%
British Telecommunications	$8,965	34%	$10,860	39%	$9,614	29%
British Telecommunications and its Systems Integrators*	10,296	39%	12,504	45%	20,313	62%
Teléfonos de Mexico S.A. de C.V. (Telmex)	5,239	20%	4,585	16%	2,435	7%

* Sales to British Telecommunications are included in the sales and percentages figures on the line “British Telecommunications and its systems integrators”.  In 2006, systems integrators for British Telecommunications included Fujitsu Telecommunications Europe LTD, which accounted for more than 13% of net sales.  In 2007 and 2008, no single integrator accounted for more than 10% of net sales.

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

Backlog

At December 31, 2008, our backlog was approximately $5,114,000, compared with a backlog of approximately $2,368,000 as of December 31, 2007.  We expect to ship a significant amount of our December 31, 2008 backlog during 2009.

Intellectual Property Rights

We own a number of domestic utility and design patents and have pending patent applications for certain of our products. In addition, we have foreign patent protection for a number of our products.

From time to time we enter into licensing and technical information agreements under which we receive or grant rights to produce certain subcomponents used in our products. These agreements are for varying terms and provide for the payment or receipt of royalties or technical license fees. There are no such arrangements as of December 31, 2008.

While we consider patent protection important to the development of our business, we believe that our success depends primarily upon our engineering, manufacturing and marketing skills. Accordingly, we do not believe that a denial of any of our pending patent applications, expiration or invalidation of any of our patents, or the cancellation of any of our existing license agreements would have a material adverse effect on our business.

Competition

The voice, data and security market in which we do business is characterized by intense competition, rapid technological change and the offering of triple play (television, data and telephones). In competing for signal processing business, the purchase price of equipment and associated operating expenses have become significant factors, along with product design and long-standing equipment supply relationships. In the customer premise equipment market, we are functioning in a market characterized by distributors and installers of equipment and by price competition.

We compete directly with a number of large and small telephone equipment manufacturers in the United States, with Emerson being our principal United States competitor. Emerson’s greater resources, extensive research and development facilities, long-standing equipment supply relationships with the operating companies of the regional holding companies and history of manufacturing and marketing products similar in function to those produced by us continue to be significant factors in our competitive environment. Currently, Emerson and a number of companies with greater financial resources than ours produce, or have the design and manufacturing capabilities to produce products competitive with our products. In meeting this competition, we rely primarily on the engineered performance and design characteristics of our products to achieve comparable performance and we endeavor to offer our products at prices that will make our products competitive worldwide. However, our ability to compete is hampered by our historical financial condition.

In connection with overseas sales of our connection/ protection equipment, there is significant competition from United States and foreign manufacturers of comparable equipment and we expect this competition to continue. Tyco and a number of our other overseas competitors have significantly greater resources than we do.

Research and Development Activities

We spent approximately $1,477,000 in 2008 and, $1,955,000 in 2007 on research and development activities related to continuing operations. Most of the research and development expenses in 2008 related to copper connection/protection products, and were oriented toward development of new products and the support of our current products. All research and development was Company-sponsored and is expensed as incurred.

Employees

As of December 31, 2008 we had 381 employees, of which 59 were employed in the United States, 319 in Mexico and 3 in the United Kingdom.  We believe that our relations with our employees are good, and we have never experienced a work stoppage. Our employees are not covered by collective bargaining agreements except for our hourly employees in Mexico who are covered by a collective bargaining agreement that expires on May 20, 2010.

Item 1A.	Risk Factors

We require substantial financing to meet our working capital requirements and we have no access to such financing.

Although we completed a debt restructuring during 2008, which reduced our debt, the restructuring did not affect the factors that impacted our business prior to the debt restructuring.  Our senior lender has no obligation to provide us with financing and, because the senior lender has a lien on all of our assets as well as our continuing losses and negative cash flow from operations, we are unable to obtain financing from other sources.   We incurred losses from operations and negative cash flow from operations prior to the worldwide economic downturn, and the downturn can accentuate our business and financial problems.  As a result, our only source for funding is cash flow from operations and we cannot be certain that we will generate the necessary cash from our operations to enable us to pay our obligations, including our obligations under existing debt agreements. To the extent that either our operations do not generate sufficient funds to cover our expenses or make the required payments on our debt, it may be necessary for us to seek protection under the Bankruptcy Code. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We may not be able to replace the significant decline in sales to British Telecommunications which resulted in our losses for 2008 and 2007.

Our sales to British Telecommunications and its systems integrators have declined significantly, from $20,313,000 in 2006 to $12,504,000 in 2007 to $10,296,000 in 2008, a decline of approximately 38.4% from 2006 to 2007 and a further 17.7% from 2007 to 2008.  We were not able to generate sufficient other business to offset this decline in sales, with the result that we sustained net losses from continuing operations before extraordinary gain and discontinued operations of approximately $2,352,000 in 2008 and $2,223,000 in 2007.  We are still selling products to British Telecommunications at the reduced level, and we cannot assure you that sales to British Telecommunications will not continue to decline.  Because of both the product mix and the currency fluctuations described below, our gross margin on sales to British Telecommunications and its systems integrators declined in both 2008 and 2007.  Our overall gross margin declined from 33% in 2006 to 29% in 2007 to 21% in 2008.  Unless we are able to increase our sales and gross margin to British Telecommunications or sell products to new customers, we will not be able to operate at a profit.  We cannot assure you that we will be able to improve either our sales to British Telecommunications or our margins on those sales or find other customers for our products. If British Telecommunications and its systems integrators do not increase their purchases from us or if we are not able to increase our margins on sales to these customers, it may be necessary for us to seek protection under the Bankruptcy Code.

Because a significant percentage of our sales are made in currencies other than the United States dollars, our sales and the results of our operations are affected by currency fluctuations.

Because our financial statements are denominated in United States dollars and our sales in the international market, particularly the United Kingdom and Mexico, are paid in the local currency, our sales are affected by fluctuations in the currency rates between the United States dollar and foreign currencies, particularly the British pound and the Mexican peso.  The recent strengthening of the United States dollar verses the pound and the peso has translated into a lower sales prices where the purchase price of goods is paid in a foreign currency.  This decline in revenue also results in a lower gross margin and an increase in our net loss.

Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our financial statements.

Because of our stockholders’ deficit of $16,044,000, our net loss from continuing operations before extraordinary gain and discontinued operations of  $2,352,000 for 2008, our limited working capital and the absence of any source of financing, our accounting firm included in its report an explanatory paragraph about our ability to continue as a going concern.

Our copper connection/protection equipment is designed to meet specific market factors and the requirements of British Telecommunications, which may not continue.

All products sold to British Telecommunications and to its systems integrators are connection/protection products.  These sales to British Telecommunications and its system integrators were $10,296,000, representing 47% of our connection/protection products and 39% of total sales for 2008, $12,504,000, representing 55% of connection/protection sales and 45% of total sales for 2007, and $20,313,000, representing 75% of connection/protection sales and 62% of total sales, for 2006. To the extent that British Telecommunications no longer requires products from us or reduces the level of products it and its systems integrators purchase from us, we may be unable to operate profitably, and it may be necessary for us to seek protection under the Bankruptcy Code.

Our sales are dependent upon the requirements of the telecommunications industry.

Our ability to operate profitably will be impaired by factors which affect the telecommunications industry generally or to the extent that our customers’ needs, particularly British Telecommunications, change either as a result of regulatory conditions or changes in technology or the completion of projects or the worldwide economic downturn. In the past, we have suffered losses following the overbuilding by the telecommunications industry and the subsequent reduced demand for telecommunications products generally and our products in particular. We cannot assure you that we will not be affected by similar or other industry-related factors in the future.  Our business may be affected by the general economic slowdown and decreased availability of credit, which may result in our inability to develop new business and decisions of our customers to cancel or defer purchases of our equipment.

We are heavily dependent on foreign sales.

Approximately 64%, 67%, and 64% of our sales in 2008, 2007, and 2006, respectively, were made to foreign telephone operating companies, particularly British Telecommunications and its systems integrators and Telmex. In selling to customers in foreign countries, we are exposed to inherent risks not normally present in the case of our sales to United States customers, including the fluctuation in the value of the dollar against local currencies and risks relating to political and economic changes.

Because of our small size and our historical financial problems, we may have difficulty competing for business.

We compete directly with a number of large and small domestic and foreign telephone equipment manufacturers, with Emerson, which acquired the business in 2004 from Marconi Corporation, continuing to be our principal United States competitor. Our competitors have used our historical financial difficulties in successfully competing against us. We anticipate that our current and historical losses, combined with the absence of additional financing, may continue to place us in a competitive disadvantage.

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

Because our stock is not actively traded, you may have difficulty in selling our stock.

Our stock is traded on the OTC Bulletin Board, our stock price is very low and there is no active market for our common stock. On many days there is no reported trading, and on those days where there is reported trading, the reported trading volume is often less than 1,000 shares.  As a result, you may have difficulty in selling your stock.

We do not pay dividends on common stock.

The holder of our senior debt has prohibited us from paying any dividends on our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease approximately 14,500 square feet of executive, sales, marketing and research and development space, and 4,200 square feet of manufacturing space in Syosset, New York, and approximately 5,000 square feet of warehousing space in Brownsville, Texas. These facilities represent substantially all of our office, plant and warehouse space in the United States. The Syosset, New York leases expire February 2011. The annual rental payable under these leases is approximately $353,000 and is subject to customary escalation clauses. The space in Texas is currently leased on a month to month basis.

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

During the fourth quarter of 2008, no matters were submitted to a vote of our security holders.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the OTC Bulletin Board under the symbol PORT.   The following table sets forth, for 2007 and 2008, the quarterly high and low bid prices for our common stock on the OTC Bulletin Board as provided by the NASDAQ Stock Market, Inc.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	2007		2008
	High	Low	High	Low
First quarter	$2.00	$1.22	$1.33	$0.56
Second quarter	2.00	1.22	0.56	0.17
Third quarter	1.78	1.22	0.33	0.01
Fourth quarter	1.44	0.66	0.12	0.08

The last reported bid price of our common stock on March 13, 2009 was $0.02 per share.

We effectuated our debt restructuring with the issuance of 8,445,903 shares of common stock to the holders of our senior and subordinated debt as partial consideration for their agreement to reduce our debt by approximately $25,000,000.  In addition, key members of our management team received an aggregate of 603,277 shares of common stock and we issued warrants to purchase 201,093 of common stock at an exercise price of $ 0.10 per share for services related to the restructuring of our debt.  We did not issue any unregistered securities during 2007.

We did not declare or pay any cash dividends in 2008 or 2007, and we do not anticipate paying cash dividends in the foreseeable future. Our agreement with the holder of our senior debt prohibits us from paying cash dividends on our common stock or from acquiring our common stock.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2008.

Equity Compensation Plan Information as of December 31, 2008

Plan Category	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted-average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	155,000	$.34	245,000
Equity compensation plan not approved by security holders	201,093	.10	-0-
	356,093	$.20	245,000

As of the date of this report, the equity compensation plan approved by security holders had expired and no further options are available for grant there under.  No options had been granted under the plan subsequent to December 31, 2008.

The equity compensation plan not approved by security holders represents the warrants issued to Advicorp in connection with our debt restructuring plan.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Dependence on British Telecommunications

From 2003 through 2006, we experienced an increase in our copper connection business primarily as a result of the requirements of British Telecommunications to provide increased service in the United Kingdom and, in 2005, as a result of British Telecommunications’ implementation of the local loop unbundling (“LLU”) program, demanded by regulators to enable third party providers of telephone service to gain access to British Telecommunications’ systems. During 2007 and 2008 we continued to supply LLU at a significant rate, but experienced a significant drop off of demand for ADSL product from British Telecommunications.  During the past three years, sales to British Telecommunications, consisting of both direct sales and sales to systems integrators for British Telecommunications represented a substantial percentage of our total sales, accounting for 39% of sales for 2008, 45% of sales for 2007 and 62% for 2006. Such sales were of copper connection and protection products. Our sales to British Telecommunications, including sales to its systems integrators, have declined significantly, from $20,313,000 in 2006 to $12,504,000 in 2007 to $10,296,000 in 2008, a decline of approximately 38.4% from 2006 to 2007 and a further decline of approximately 17.7% from 2007 to 2008.  We were not able to offset completely this decline in sales.   In addition, the dollar has recently strengthened against the British pound.

Sales to customers in Great Britain are made in the local currency. As a result, while our costs are incurred in dollars, the dollar value of our collections from these customers, primarily British Telecommunications, has decreased. The exchange rate change along with reduced sales volume and change in product mix sold to British Telecommunications, had an impact on overall gross margin, which declined from 29% for 2007 to 21% for 2008. Furthermore, we sustained a net loss from continuing operations before extraordinary gain and discontinued operations of approximately $2,352,000 in 2008, as compared with net loss from continuing operations before discontinued operations of approximately $2,223,000 in 2007 and income from continuing operations of $2,182,000 in 2006.

 Unless we are able to increase our sales to British Telecommunications or sell products to new customers and improve our gross margin, we will not be able to operate at a profit.  We cannot assure you that we will be able to improve either our sales to British Telecommunications or our margins on those sales or find other customers for our products. If British Telecommunications and its systems integrators do not increase their purchases from us or if we are not able to increase our margins on sales to these customers, it may be necessary for us to seek protection under the Bankruptcy Code.

Reverse Split and Debt Restructuring:

On July 31, 2008, we amended our certificate of incorporation to effect a one-for-11.11 reverse split pursuant to which each share of common stock became converted into 0.0900090009 shares of common stock.

On July 31, 2008, we implemented a trouble debt restructuring plan (as defined under SFAS 15).  Pursuant to the restructuring plan:

•
The holder of our senior debt converted notes in the principal amount of $23,373,000 and accrued interest of $1,354,000 into a note for $11,601,156 plus 7,038,236 shares of common stock, valued at $83,600 as of the modification date and representing 70% of the common stock outstanding after giving effect to all of the issuances contemplated by the restructuring plan (the “Total Issuances”). The note bears interest at 12.5% per annum amortized on a payment schedule over its 6¾-year term.  As required under the Statement of Financial Accounting Standard No. 15-Accounting by Debtors and Creditors for Troubled Debt Restructuring (“SFAS 15”), the amount of this note as shown on the balance sheet includes interest at the stated rate through the stated maturity date of the note. The interest accreted to the balance sheet was offset against the extraordinary gain recognized on the troubled debt restructure and was not treated as an interest charge during 2008. Subsequent to the restructuring, there was a modification of the payment terms which deferred the first payment to July 2010.  As a result of this modification, as of December 31, 2008, the senior debt has been classified as long term debt.  See Note 20 of Notes to Consolidated Financial Statements.  As of December 31, 2008 the long term portion reflects principal and interest of $17,766,000.

•
A working capital note in the principal amount of $1,600,000 due to our senior debt holder was extended to December 31, 2008 and subsequently to April 30, 2010. See Notes 8 and 15 of Notes to Consolidated Financial Statements. The interest on the $1,600,000 through the repayment term of the loan of $207,000 has been added to the face value of the note on the balance sheet and is included with the current portion of our senior debt.  The interest was calculated at 14% which represents LIBOR plus 10% as of the date of the restructuring. Subsequent to the restructure, there was a modification of the payment terms.  See Note 20 of Notes to Consolidated Financial Statements.

•
The holders of all of our subordinated notes converted the entire principal and interest on the notes, of approximately $13,583,000, into notes in the principal amount of $1,750,000 and 1,407,667 shares of common stock, representing 14% of the common stock outstanding after giving effect to the Total Issuances. The $1,750,000 notes will be repaid based upon a 25-year amortization schedule and will mature January 31, 2016 with final payment of the remaining principal and interest due at such time. Such debt bears interest at 10% annually payable quarterly in arrears. As required by SFAS 15, the interest on these notes, through the stated term of the loan in the amount of $1,256,000 had been added to the amount of the note on the balance sheet. See Note 10 of Notes to Consolidated Financial Statements.

•
The holders of our convertible debentures due July 1, 2002, in the principal amount of $385,000 plus accrued interest of $318,000, have been offered the right to convert their debentures into a subordinated note in the principal amount equal to their proportionate share (based on the principal amount of debentures) of $100,000 and their proportionate shares of 100,546 shares of common stock, representing 1% of the common stock outstanding after giving effect to the Total Issuances.  These notes will have a 25-year amortization schedule and a 7½-year maturity date. The $100,000 notes will bear interest at 10% annually payable quarterly in arrears.  As of December 31, 2008, no subordinated note holder has converted their debentures.  As a result, the original debt of $385,000 and accrued interest continues to be classified as a current liability.  We are restricted from making any payments on these debentures unless and to the extent that the notes are converted.  Any notes which may be issued with respect to debentures which are converted will be reflected on our balance sheet in accordance with SFAS 15.

•
Certain other creditors agreed to accept substantial discounts on their outstanding claims.  The gain on restructuring of these payables and accrued expenses (net of zero tax) was $714,000, which is included in the extraordinary gain on the consolidated statement of operations.

•
We issued 603,277 shares of common stock, representing 6% of the common stock outstanding after giving effect to the Total Issuances, to key employees.  The value of these shares is included in selling, general and administrative expenses as a non-cash expense of $7,000, reflecting the market value of the shares at the date of the restructuring.

•
For services relating to the debt restructuring, we will pay Advicorp, PLC, a fee of $200,000, payable in 25 monthly installments commencing January 2009 and grant to Advicorp warrants to purchase 201,093 shares of common stock at an exercise price equal of $0.10.  A member of our board of directors is chief executive officer and a part owner of Advicorp, PLC.

•
As part of the debt restructuring, the outstanding options to purchase an aggregate of 155,000 shares of common stock at exercise prices ranging from $0.03 to $2.03, which were held by the Company’s directors, were not adjusted as a result of the reverse split.

The restructuring eliminated principal and interest on approximately $25,076,000 of debt and resulted in an extraordinary gain of $17,502,000 (net of related costs).  The gain did not result in any tax expense as a result of our ability to use our income tax loss carryforward.

As a result of the issuance of more than 50% of our common stock to new stockholders, our ability to use our remaining net operating loss carryforwards will be severely curtailed in accordance with Section 382 of the Internal Revenue Code.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be complex and consequently actual results could differ from those estimates. Among the more significant estimates included in these consolidated financial statements are allowance for doubtful accounts receivable, inventory reserves, goodwill valuation and the deferred tax asset valuation allowance. Because of our stockholders’ deficit of $16,044,000, a net loss from continuing operations before extraordinary gain and discontinued operations of $2,352,000 for 2008, and our working capital constraints, our accounting firm included in its report an explanatory paragraph about our ability to continue as a going concern.

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

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations treated as purchases. On an annual basis, we test the goodwill for impairment. We determine the market value of the reporting unit by considering the projected cash flows generated from the reporting unit to which the goodwill relates. As of December 31, 2008 and 2007, all of our goodwill related to our signal processing division. We cannot give assurances that write-downs in the future will not be necessary, although management believes that no additional goodwill impairment charges are necessary at this time and that there was no impairment of goodwill for 2008.

Deferred Income Tax Valuation Allowance

Deferred taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the United States Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid. An effect of our debt restructuring, was the issuance of more than fifty (50%) percent of our common stock to new stockholders, as a result our ability to use our remaining net operating loss carryforwards will be severely curtailed in accordance with Section 382 of the Internal Revenue Code. Due to our losses in previous years, a valuation allowance for the entire deferred tax asset was provided, which management believes is still appropriate, due to the uncertainty as to future realization and uncertainties associated with projections of future taxable income.

Other Matters

During the past several years we have, on a number of occasions, engaged in negotiations with respect to the sale of one or more of our divisions. None of our discussions resulted in an agreement. We expect to continue to engage in such negotiations in the future.

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

Results of Operations

Years Ended December 31, 2008 and 2007

The following table sets forth our consolidated statements of operations for the two years ended December 31, 2008 and 2007 and as a percentage of sales:

	Years Ended December 31,
	(Dollars in thousands)
	2008		2007
	Dollars	%	Dollars	%
Sales	$26,737	100%	$27,820	100%
Cost of sales	21,002	79%	19,760	71%
Gross profit	5,735	21%	8,060	29%
Selling, general and administrative expenses	5,163	19%	6,186	22%
Research and development expenses	1,477	5%	1,955	7%
Operating loss	(905)	(3)%	(81)	-
Interest expense (net)	(1,387)	(5)%	(2,066)	(8)%

Loss from continuing operations before income taxes	(2,292)	(8)%	(2,147)	(8)%
Income tax expense	(60)	-	(76)	-

Loss from continuing operations before extraordinary gain and discontinued operations	(2,352)	(8)%	(2,223)	(8)%
Loss from discontinued operations	-	-	(521)	(2)%
Extraordinary gain on debt restructuring	17,502	65%	-	-

Net income (loss)	$15,150	57%	$(2,744)	(10)%

Our sales for 2008 were $26,737,000 compared to $27,820,000 in 2007, which is a decrease of $1,083,000 (4%).  Line connection/protection equipment sales for 2008 decreased $797,000 (3.5%) from $22,929,000 in 2007 to $22,132,000 in 2008. The decrease in sales is due to a decline in orders from British Telecommunications’ systems integrators for ADSL products that was partially offset by higher demand for connection/protection product, from western hemisphere customers principally Telmex.  During 2008, direct sales to British Telecommunications (excluding sales to system integrators) decreased 17.4% from $10,860,000 to $8,965,000 primarily as a result in the drop in demand for LLU products. A significant decrease in sales of connector products to British Telecommunications of approximately $5,545,000 was partially offset by increased sales of protection modules of approximately $3,649,000 to British Telecommunications.  Sales to systems integrators for British Telecommunications decreased from $1,644,000 to $1,331,000, or 19%, for the same period. Sales of connection/protection product to North America customers increased approximately $1,747,000 from $9,608,000 in 2007 to $11,355,000 in 2008.

Signal sales for 2008 were $4,605,000 compared to $4,891,000 in 2007, a decrease of 5.8%.  The decline in signal revenue was primarily due to the timing of orders from the military sector.

Gross profit decreased from 29% in 2007 to 21% in 2008. The decrease is primarily related to excess capacity in our Mexico facility due to lower production levels as compared to 2007, principally resulting from the decrease in sales to British Telecommunications and shifting of certain manufacturing to China.  We were unable to obtain and produce orders from other customers to make up for this decrease due to working capital constraints.  Gross margins were also reduced by changes in product mix and the effects of the stronger dollar, primarily against the British pound.   We do not engage in hedging as a method of seeking to reduce the impact of currency fluctuations.

Selling, general and administrative expenses decreased by $1,023,000 (16.5%) from $6,186,000 in 2007 to $5,163,000 in 2008. The Company reduced advertising and participation in trade shows, which resulted in a decrease in selling expenses of approximately $350,000.  General and administrative costs decreased primarily due to a reduction of costs relating to our debt restructuring, and the effects of overall cost cutting initiatives.  Costs associated with the debt restructuring, consisting primarily of professional fees for 2008 were offset against the extraordinary gain on restructuring. Costs associated with the debt restructuring were approximately $600,000.

Research and development expenses decreased by $478,000 (24.5%) from $1,955,000 in 2007 to $1,477,000 in 2008. The decrease is a direct result of targeted cost reductions significantly in the use of outside consultants and development of prototypes.

As a result of the above, we had an operating loss of $905,000 in 2008 as compared with an operating loss of $81,000 in 2007.

Interest expense, net of interest income, for 2008 decreased by $704,000 from $2,120,000 in 2007 to $1,416,000 in 2008.  Interest on our debt prior to the restructuring on July 31, 2008 was not accrued on the entire amount of the senior debt of $24,973,000 under the terms of our agreement with the holder of our senior debt.  Due to the restructuring, interest on the senior and subordinated debt through the maturity dates of the notes has been added to the amount of the debt on our balance sheet and did not affect our interest expense in 2008 and will not be treated as an interest expense in future period. The decrease is primarily related to the restructuring of our senior and subordinated debt.  We accrue interest on $425,000 of funds lent to us by our senior lender in November 2008, subsequent to the debt restructure.  Interest, accrued at a rate of LIBOR plus 10%, was approximately 11.7% in the period ending December, 31, 2008.  As a result, our loss from continuing operations before income tax increased from $2,147,000 to $2,292,000.

The tax provisions for 2008 were lower than the statutory tax rate primarily as a result of the utilization of available net operating loss carryforwards, and reductions in the deferred tax reserves.  As a result of the issuance of more than 50% of our common stock to new stockholders, our ability to use our remaining net operating loss carryforward will be severely reduced in accordance with IRS code 382.

The troubled debt restructuring eliminated principal and interest on approximately $25,076,000 of debt and resulted in an extraordinary gain of $17,502,000 (net of related costs, including the interest that was added to principal under troubled debt restructuring accounting rules) which was recognized in 2008. As a result of the foregoing, we incurred as net loss before extraordinary income of $2,352,000, or $0.50 per share (basic and diluted) for 2008 compared with a net loss of $2,744,000, or $3.04 per share (basic and diluted) in 2007.  The effect of the extraordinary gain for 2008 is $3.73 per share, basic and diluted.  During 2007 there was a loss from discontinued operations of $521,000, or $0.58 per share (basic and diluted).  There was no loss from discontinued operations in 2008.  If we are unable to operate profitably in the future it may be necessary for us to seek protection under the Bankruptcy Code.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $292,000 compared with $494,000 at December 31, 2007. During 2008 our operations utilized net cash of $693,000 as compared with $1,941,000 in 2007.   Our cash flow from operations includes interest payments of $153,000 and $568,000 in 2008 and 2007, respectively. During 2008, we borrowed an additional $1,025,000 from our senior debt holder to meet our current working capital needs.  Principal payments on our senior and subordinated notes were repaid in the amount of $491,000 in 2008 and $140,000 in 2007.  The improvement in working capital, from a working capital deficit of $34,513,000 at December 31, 2007 to a positive working capital of $827,000 at December 31, 2008 was due to the restructuring of the debt during the third quarter of 2008 and the fourth quarter modification of the payment terms of the senior debt which deferred the payment schedule of the senior debt in the amount of $11,601,156 to begin in July 2010, which enabled us to classify all of this senior debt as long-term debt. However, our working capital at December 31, 2008 is not significant and may not be sufficient to enable us to continue to operate.  We have no source of funds other than from our operation, and our senior debt holder has no obligation to provide us with additional funding.  To the extent that we are not able to generate sufficient funds to cover our expenses, including payments required by the holder of our senior debt, we may have to consider protection under the Bankruptcy Code.

As a result of the debt restructuring in 2008, we eliminated principal and interest on approximately $25,076,000 of debt.  We believe that we will be able to meet the amortization schedule of the remaining debt.  However, we have already required, and obtained, a deferral of the amortization schedule on the senior debt, and we cannot assure you that the holder of our senior debt will agree to any other deferrals or modifications of our debt.  See Note 20 of Notes to Consolidated Financial Statements.  Our ability to make these debt payments, as well as to pay our other obligations in the normal course of business, is dependent upon our ability to operate profitably and to generate positive cash flow from operations, and we cannot assure you that we will be able to do so.  If we continue to incur losses from our operations, we may be unable to continue in business which may necessitate our seeking protection under the Bankruptcy Code.

During the year ended December 31, 2008, our only investing activities were capital expenditures of $232,000 compared with $533,000 for the same period in 2007.

Although the debt restructuring reduced our working capital deficiency, it did not provide us with any additional cash for our operations.  Our only source of funds other than normal operations is Cheyne Special Situations Fund, L.P., which advanced us $1,000,000 in October 2007, $600,000 in June 2008, and $425,000 in November 2008.  However, our continuing losses and the uncertainty of any significant increase in business from British Telecommunications, together with the worldwide economic downturn and the general lack of credit even for companies with strong balance sheets and positive operation results, will increase the difficulties in obtaining financings from other sources and may continue to affect our ability to generate business from new customers as well as our ability to make the payments that are due to Cheyne.  We cannot give any assurance that Cheyne will provide us with any additional funding if the need arises. If we are not able to generate sufficient revenue to enable us to meet our obligations or obtain financing from Cheyne, we would not be able to continue in business, and it would be likely that we would seek protection under the Bankruptcy Code.

We have in the past, and may in the future, consider the sale of one or more of our divisions.  However, all of our past discussions terminated without any agreement and we cannot give any assurance that we would be able to effect any sale of our business or that such a sale would not be part of bankruptcy reorganization.  Further, our senior debt is secured by a lien on substantially all of our and our subsidiaries’ assets, and substantially all, if not all, of the proceeds from any sale may be required to be paid to our debt holders, principally the holder of our senior debt.

The following table summarizes our principal contractual obligations as of December 31, 2008 and the effects such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)
Contractual Obligations	1 Year	1-3 Years	3 -5 Years	More Than 5 Years	Total
Total debt, including accrued interest	$1,691	$3,428	$3,757	$19,194	$28,070
Operating leases	448	577	132	247	1,404
Deferred compensation obligations	109	144	144	713	1,110
Purchase obligations	3,730	-	-	-	3,730
Total	$5,978	$4,149	$4,033	$20,154	$34,314

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

We conduct certain operations outside the United States. A substantial portion of our revenue and expenses from our United Kingdom operations are denominated in pounds. Any pound-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. During the fourth quarter of 2008, the loss from exchange rates accounted for approximately 2% of sales.  For 2007, the currency translation adjustment was not significant in relation to our total revenue.

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

We have carried out an evaluation, under the supervision and the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended December 31, 2008. In light of the discussion of a material weakness set forth below in respect to information technology, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2008.  To address the material weakness, described below, we performed additional analysis and other post closing procedures to ensure our consolidated financial statements were prepared in accordance with generally accepted accounting principles.  Based on the additional procedures performed, management has determined that the consolidated financial statements fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of the Company’s chief executive and chief financial officers, and effected by the board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP including those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties. Based on this assessment and those criteria, our management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2008, as a result of a material weakness relating to information technology, as described below. Notwithstanding the material weaknesses, management believes the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2007 which continued through 2008:

Management identified the following significant deficiencies that when aggregated  give rise to a material weakness. Management identified certain control procedures that were not sufficiently documented relating to a) program change management in the Company’s PROCOMM system, b) lack of integrated modules with the general ledger and c) excessive manual adjustments to the inventory module are required.

Management’s Plan of Remediation

Management is continuing to investigate new integrated ERP systems that will include complete general ledger and reporting which will eliminate the need for manual updates and significantly reduce the need for journal entries in the financial reporting process.  Our inability to finance this major capital expenditure has significantly limited the ERP systems available for us to evaluate.  Specific remediation actions used in 2008 to address our material weakness in internal control over financial reporting in respect to information technology include the following:

In-depth review of all perpetual inventory reports
Analyzing of production reporting in respect to ending inventory
Re-computation of reports on a test basis

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors and Executive Officers

Set forth below is information concerning our directors and executive officers:

Name	Positions	Age
Edward B. Kornfeld	Chief executive officer and director	65
Leslie K. Brand	Chief financial officer	51
Michael A. Tancredi	Senior vice president, secretary, treasurer and director	79
William V. Carney[1]	Chairman of the board and director	72
Warren H. Esanu[1,2]	Director	66
Herbert H. Feldman[1,2]	Director	75
Marco M. Elser[2]	Director	50

[1]	Member of the executive committee
[2]	Member of the audit and compensation committees.

Mr. Kornfeld has been an executive officer since 1995 and a director since July 2008. Mr. Kornfeld has been our chief executive officer since April 2006, president from April 2004 through April 2006 and chief financial officer from October 1995 until February 9, 2009. He was chief operating officer from April 2004 until April 2006. He was senior vice president-operations from 1996 until April 2004 and vice president-finance from October 1995 until 1996. Since June 2002, Mr. Kornfeld has also been a partner of the firm of Tatum CFO Partners, which provides chief financial officer services to medium and large companies, including us; however, he continues to devote full-time effort to our business.

Ms. Brand joined us as corporate controller in August 2007 and became our chief financial officer in February 2009. Prior to joining us, Ms. Brand was employed by Recourses Global Professionals from November 2004 until July 2007 through which she was a consultant to CA, Inc. in their Sarbanes Oxley initiative.  Ms. Brand has spent more than 15 years in managerial positions within manufacturing companies in the food and drug industries. Ms. Brand is a CPA.

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

Mr. Elser has been a director since 2000 and partner of Advicorp, PLC, an investment advisory firm, for more than the past five years. He has also been associated with Northeast Securities, a US-based broker dealer until 2001and was responsible for its Italian office, which he founded in 1994.

Mr. Feldman has been a director since 1989. He has been president of Alpha Risk Management, Inc., independent risk management consultants, for more than the past five years.

All of our officers serve at the pleasure of the board of directors. There is no family relationship between any of the executive officers listed above.

Code of Ethics

We maintain a code of ethics that applies to all of our executive officers, including our principal executive, financial and accounting officers, our directors, our financial managers and all employees. Any waiver of the code must be approved by the Audit Committee and must be disclosed in accordance with SEC rules. We also have a standard of conduct which is applicable to all employees.  Our code of ethics is on our website at http://www.portasystems.com/legal/CodeOfEthics.htm.

The Board and Committees of the Board

We are governed by a board of directors currently consisting of six members. The Board has established three committees: the executive committee, the audit committee, the compensation committee. The Board has adopted a written charter for the audit and compensation committee, copies of which are posted on our website at http://www.portasystems.com/legal/AuditComChart.htm and http://www.portasystems.com/legal/CompComChart.htm.
Printed copies of these charters and our code of ethics may be obtained, without charge, by contacting the corporate secretary, Mr. Michael A. Tancredi, at 6851 Jericho Turnpike, Syosset, New York 11791. Set forth below is a summary of each of the committees.

Executive Committee

The executive committee has all power to act between board meetings. As a result, any action that can be taken or approved by the board of directors can be taken or approved by the executive committee, except that the executive committee has no power or authority with respect to amending our certificate of incorporation (except with respect to a certificate of designation to the extent authorized by the board of directors), adopting an agreement of merger or consolidation, recommending to the stockholders a sale or lease of all or substantially all of its property, recommending a dissolution or amending our bylaws. In addition, unless our certificate of incorporation or by-laws or a board resolution expressly provides for it, the executive committee has no power to declare a dividend, or authorize the issuance of stock or merger a wholly-owned subsidiary into us.

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

Our audit committee:

•	Has reviewed and discussed the audited financial statements for the year ended December 31, 2008 with management;

•	Has discussed with the independent auditors the matters required to be discussed by the Statement on Auditing Standards No. 61, as amended;

•
Has received the written disclosures and the letter from the independent accountants required by the Public Company Accounting Oversight Board Rule 3526, and has discussed with the independent accountants the independence of the independent accountants; and

•
Recommended, based on the review and discussion set forth above, to the board of directors that audited financial statements be included in our annual report on Form 10-K for the year ended December 31, 2008.

Our audit committee is presently comprised of Messrs. Elser, Esanu and Feldman.

Our board of directors has determined that each member of the audit committee is an independent director, using the Nasdaq standard of independence. The board also has determined that Mr. Elser qualifies as an “audit committee financial expert” under the rules of the SEC.

No members of our audit committee serve on the audit committee of any other public companies.

Compensation Committee

Our compensation committee oversees the compensation of our chief executive officer, our other executive officers and the general compensation policies of other of the Company’s employees. The committee also serves as the granting and administrative committee under our equity compensation plans.  The compensation committee does not delegate its authority to fix compensation; however, as to officers who report to the chief executive officer, the compensation committee consults with the chief executive officer, who may make recommendations to the compensation committee.  Any recommendations by the chief executive officer are accompanied by an analysis of the basis for the recommendations.  The committee also discussed compensation policies for employees who are not officers with the chief executive officer and other responsible officers. The compensation committee did not engage any compensation consultants of other persons performing similar functions.  Our compensation committee is presently comprised of Messrs. Elser, Esanu and Feldman.

Board and Committee Attendance

The Board and its committees held the following number of meetings during 2008:

Board of directors	6
Audit committee	4
Compensation committee	3

The meetings include meetings that were held by means of a conference telephone call, but do not include actions taken by unanimous written consent.  The executive committee did not meet during 2008.

Each director attended at least 75% of the total number of meetings of the board and those committees on which he served during the year. Our non-management directors did not meet in executive session during 2008.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLES

The following tables set forth below a summary of the dollar values of the compensation provided in 2008 and 2007 to our principal executive and financial officer and the only other officer who received compensation of $100,000 or more during 2008.

Name	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total

Edward B. Kornfeld, chief executive officer	2008	$275,000	$-	$3,000	$-	$-	$-	$7,014	$285,014
and chief financial officer	2007	271,250	-	-	-	-	-	6,939	278,189

Michael Tancredi, senior	2008	100,000	-	264	-	-	36,750	5,329	142,343
vice president, treasurer and secretary	2007	98,125	-		-	-	36,750	6,171	141,046

Compensation to Mr. Kornfeld does not include fees of $12,000 paid in each of 2008 and 2007 to Tatum CFO Partners, of which Mr. Kornfeld is a partner, for services rendered to us by Mr. Kornfeld. “All Other Compensation” includes a payment to the executive’s account pursuant to our 401(k) Plan, group life insurance in amounts greater than that available to all employees and special long term disability coverage.  All Other Compensation includes for Mr. Kornfeld 401(k) match ($3,450) and supplemental insurance ($3,564) for 2008, 401(k) match ($3,375) and supplemental insurance ($3,564) for 2007. As part of our debt restructuring, Mr. Kornfeld was granted 250,000 shares of common stock, the value of which is reflected under “Stock Awards.”

Mr. Tancredi’s “All Other Compensation” includes 401(k) match ($385) and supplemental insurance ($4,944) for 2008, and 401(k) match ($1,227) and supplemental insurance ($4,944) for 2007.  As part of our debt restructuring, Mr. Tancredi was granted 22,000 shares of common stock, the value of which is reflected under “Stock Awards.”

Neither Mr. Kornfeld or Mr. Tancredi have any unexercised options or stock rights as of December 31, 2008, nor did either exercise any options or stock rights in 2007 or 2008.

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

The key elements of executive compensation are base salary, annual performance incentive awards, and long-term equity-based incentive grants. A table showing the value of total annual compensation provided to the named executive officers is set forth above under “Value of Total Compensation.”

We have been limited in the past on the incentives that we could make available to our executive officers and we did not grant options to any of our officers in 2007 or 2008 nor are there any outstanding equity awards to any named officer as of December 31, 2008. During 2008, in connection with our debt restructuring, we issued 603,217 shares of common stock to our officers and key employees, of which 250,000 shares were issued to Mr. Kornfeld, our chief executive and financial officer, and 22,000 shares were issued to Mr. Tancredi, our senior vice president, treasurer and secretary.  We expect that in 2009, equity incentives may represent an important aspect of our executive compensation program.

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

Incentive award payments are made to the heads of business units based on the business units’ performance. These payments range from $0 for meeting the business units’ operating income goal to a maximum of $30,000 based on meeting 120% of the performance operating income target, pre-established by the committee, with the committee having discretion to grant additional awards based on other factors

Performance Level	Funding Level
Meet of target	No funding
At least 1%, but less than 10% above target	$5,000
At least 10%, but less than 15% above target	7,500
At least 15%, but less than 20% above target	12,500
20% or more above target	30,000

Long-Term Incentive Awards

We provide a stock award plan and a stock option plan to award officers and key managers, which are described under “Stock Incentive Plans.” As of March 23, 2009, no further options can be granted under the stock option plan.

REVIEW OF ALL COMPONENTS OF CHIEF EXECUTIVE OFFICER’S COMPENSATION

The compensation committee has reviewed all components of the chief executive officer’s compensation, including salary, bonus, equity and long-term incentive compensation, accumulated realized and unrealized stock options, the dollar value to the executive and cost to us of all perquisites and other personal benefits, and under several potential severance and change-in-control scenarios.

The Committee’s Conclusion

Based on its review, the committee concluded that the chief executive officer’s total compensation (and, in the case of the severance and change-in-control scenarios, the potential payouts) in the aggregate to be reasonable and not excessive. Since we sustained a loss from continuing operations before extraordinary gain in 2008, we did not award bonus compensation to our chief executive officer or to any senior executive officer. As part of our debt restructuring, Mr. Kornfeld was granted 250,000 shares of the company’s stock in recognition of his services in the negotiations required to consummate the restructure.  It should be noted that when the committee considers any component of the chief executive officer’s total compensation, the aggregate amounts and mix of all the components, including accumulated (realized and unrealized) options are taken into consideration in the committee’s decisions. At the committee meeting during the year, the chief executive officer’s proposed compensation is presented, reviewed and analyzed in the context of all the components of his total compensation. Members then have additional time between meetings to ask for additional information and to raise and discuss further questions, after which a vote is taken.

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

Compensation of the Chief Executive Officer

The committee meets each year in executive session to evaluate the performance of the chief executive officer, the results of which are used to determine his compensation.  Due to the company’s continued operating losses, the committee did not increase Mr. Kornfeld’s compensation in 2008.  The committee approved a 4% salary increase for Mr. Kornfeld in April 2007.

As part of our debt restructuring, Mr. Kornfeld was granted 250,000 shares of common stock in recognition of his services in the negotiations required to consummate the restructure.  The committee did not award bonus compensation in 2008 or 2007 because we sustained a net loss from continuing operations before extraordinary gain and discontinued operations for both years.

Stock Incentive Plans

We have a stock option plan pursuant to which we may grant options to key employees, including officers. Pursuant to this plan, at December 31, 2008, there were outstanding options of 155,000 shares of common stock.  Pursuant to this plan, each non-management director received the automatic grant of a five-year option to purchase 5,000 shares (or, if there are not sufficient shares available, the number of available shares divided by the number of non-management directors) of common stock at a price per share equal to the average closing price of the common stock for the last ten trading days in April. During 2008 and 2007, we did not grant either of the named executive officers any options, and they did not exercise any options to purchase shares of our common stock.  As of December 31, 2008, neither of the named executive officers had any outstanding options and no stock appreciation rights were granted.

Directors’ Compensation

We paid directors’ fees to our non-management directors a directors fee of $6,875 per quarter and a meeting fee of $1,650 per meeting in both 2008 and 2007.   Each non-management director received the automatic grant of a five-year option to purchase 5,000 shares of common stock at a price per share, equal to the average closing price of the common stock for the last ten trading days in April.

The table below summarizes the compensation we paid to our non-employee directors for the year ended December 31, 2008:

Directors’ Summary Compensation Table

Name	Fees Paid in Cash	Option Award[1]	Total
William V. Carney	$50,600	—	$50,600
Marco M. Elser	48,950	—	48,950
Warren H. Esanu	50,600	—	50,600
Herbert H. Feldman	50,600	—	50,600

[1]	Reflects the dollar amount recognized for financial statement reporting purposes for 2008 in accordance with SFAS 123R. The fair value of the automatic grants is inconsequential.

The option awards represent the options to purchase 5,000 shares of common stock which are automatically granted to each non-employee director on May 1 of each year. All of such options vested six months after the grant and therefore there were no unvested awards at December 31, 2008.  The number of shares subject to the automatic option grant was not adjusted for the reverse split.

As of December 31, 2008, each director has the following outstanding options: Messrs. Esanu and Feldman, 50,000 each; Mr. Elser, 40,000; and Mr. Carney, 15,000.

Employment Agreements

We have an employment agreement and an income continuation agreement with Mr. Kornfeld. The employment agreement has a term which expires March 31, 2010 and continues on a year-to-year basis thereafter unless terminated by either party on not less than 90 days’ prior written notice. Salary is determined by the board, except that the salary may not be reduced except as a part of a salary reduction program applicable to all executive officers and was increased to $275,000 on April 1, 2007. Upon death or termination of employment as a result of a disability, Mr. Kornfeld or his estate is to receive a payment equal to three months salary. Upon a termination without cause, Mr. Kornfeld is entitled to receive his then current salary for twelve months plus one month for each full year of service up to a maximum aggregate of 24 months. In the event that Mr. Kornfeld is covered by an executive severance agreement, including the income continuation agreements (as described below), which provides for payments upon termination subsequent to a “change of control,” Mr. Kornfeld would be entitled to the greater of the severance arrangements as described in this paragraph or the severance payments under the executive severance agreements. We also have a month-to-month agreement with Tatum CFO Partners of which Mr. Kornfeld is a partner, pursuant to which we pay Tatum CFO Partners $1,000 per month for Mr. Kornfeld’s services.

The income continuation agreement provides that, in the event that a change of control occurs and Mr. Kornfeld’s employment with us is subsequently terminated by us other than for cause, death or disability, or is terminated by Mr. Kornfeld as a result of a substantial alteration in his duties, compensation or other benefits, the executive shall be entitled to the payment of an amount equal to his monthly salary at the rate in effect as of the date of his termination (or, if higher, as in effect immediately prior to the change in control) plus the pro rata monthly amount of his most recent annual bonus paid immediately before the change of control multiplied by 24. For purposes of the income continuation agreement, a change of control is defined as one which would be required to be reported in response to the proxy rules under the Securities Exchange Act of 1934, as amended, the acquisition of beneficial ownership, directly or indirectly, by a person or group of persons of our securities representing 25% or more of the combined voting power of our then outstanding securities, or, during any period of two consecutive years, if individuals who at the beginning of such period constituted the board cease for any reason to constitute at least a majority thereof unless the election of each new director was nominated or ratified by at least two-thirds of the directors then still in office who were directors at the beginning of the period. The change of control must occur during the term of the income continuation agreement, which is currently through July 31, 2010 and is renewed automatically unless we give 60 days notice prior to August 1 of any year of our election not to renew the agreement. If such a change of control occurs during the effectiveness of the income continuation agreement, any termination of Mr. Kornfeld during the 18 months following the change of control will result in the payment of the compensation described above.

We have an employment agreement with Mr.Tancredi, senior vice president, treasurer and secretary. The employment agreement has a term which expires July 31, 2009 and continues on a year-to-year basis thereafter unless terminated by either party on not less than 90 days’ prior written notice. Salary is determined by the board, except that the salary may not be reduced except as a part of a salary reduction program applicable to all executive officers. Upon death or termination of employment as a result of a disability, Mr. Tancredi or his estate is to receive a payment equal to three months salary. Upon a termination without cause, Mr. Tancredi is entitled to receive his then current salary for the remainder of the term of the agreement or six months salary, whichever is greater.  Mr. Tancredi’s current annual salary is $100,000.

Item 12.	Principal Holders of Securities and Security Holdings of Management

The following table and discussion provides information as to the shares of common stock beneficially owned on March 15, 2009, by:

•	each director;
•	each officer named in the summary compensation table;
•	each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	all directors and executive officers as a group.

	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock
Cheyne Capital Management (UK) LLP Stornoway House, 13 Cleveland Row, London SW1A 1DH, Unitited Kingdom	7,038,236	70.69%
William V. Carney	138,022	1.39%
Michael A. Tancredi	25,532	*
Warren H. Esanu	76,977	*
Herbert H. Feldman	109,631	1.10%
Marco M. Elser	671,872	6.75%
Edward B. Kornfeld	252,369	2.53%
All directors and executive officers as a group (7 individuals)	8,323,916	83.60%

*	Less than 1%

Except as otherwise noted, each person has the sole power to vote and dispose of the shares of common stock listed opposite his name.

The shares beneficially owned by Mr. Elser represent (a) 114,403 shares held by Watersfield Ltd., of which Mr. Elser has joint voting and dispositive power, and (b) 201,093 shares issued upon exercise of warrants held by Advicorp PLC, of which Mr. Elser is chief executive officer and a part owner and has joint voting and dispositive power.

The number of shares owned by our directors and officers named in the summary compensation table includes shares of common stock which are issuable upon exercise of options and warrants that are exercisable at March 15, 2009 or will become exercisable within 60 days after that date. Set forth below is the number of shares of common stock issuable upon exercise of those options and warrants for each of these directors and officers.

Name	Shares
William V. Carney	15,000
Michael A. Tancredi	-
Warren H. Esanu	50,000
Herbert H. Feldman	50,000
Marco M. Elser	241,093
Edward B. Kornfeld	-
All officers and directors as a group	356,093

The shares issuable upon options and warrants held by Mr. Elser include 201,093 shares issuable upon exercise of warrants held by Advicorp PLC, of which Mr. Elser is chief executive officer and a part owner and has joint voting and dispositive power.

Item 13.	Certain Relationships and Related Transactions

We have outstanding obligations to current directors for unpaid fees in the amount of $203,100 for unpaid directors’ fees from periods prior to 2004. Pursuant to the debt restructuring, we were scheduled to pay these obligations, without interest, on February 15, 2009.  We will make these payments, without interest, in 8 monthly installments.

During 2008 and 2007, the law firm of Katsky Korins LLP to which Warren H, Esanu, a director, is senior counsel, provided legal services to us, for which it received fees of $367,000 and $390,000 for 2008 and 2007, respectively. Katsky Korins LLP is continuing to render legal services to us during 2009.  As part of the debt restructuring. Katsky Korins agreed to accept payments of $285,000 in full satisfaction of accrued past legal fees in the amount of $607,836.  Such fees were payable at the rate of $1,000 per month for 85 months, effective January 1, 2007, provided that any monthly installments that were not made prior to August 22, 2008 were to be paid on that date.  No fees were paid to Katsky Korins pursuant to this agreement in 2007.  During 2008, we paid Katsky Korins $105,000, and $180,000 remained outstanding at December 31, 2008.

As part of the debt restructuring in 2008:

•	Mr. Esanu received a note in the amount of $33,538 and 26,977 shares of common stock in respect of subordinated notes in principal amount of $116,969, on which there was accrued interest of $146,343.

•
Watersfield, Ltd., of which Marco M. Elser, a director, has joint voting and disposition power, received a note in the amount of $142,226 and 114,403 shares of common stock in respect of subordinated notes in principal amount of $500,000, on which there was accrued interest of $603,941.

Mr. Esanu and Watersfield received stock and notes in respect of their subordinated notes on the same terms and conditions as the other holders of subordinated notes.  The notes will be repaid based upon a 25-year amortization schedule and will mature January 31, 2016.  The notes bear interest at 10% annually payable quarterly in arrears.

Mr. Elser also holds our convertible debentures in the principal amount of $105,000.  Pursuant to the debt restructuring, Mr. Elser has the right to exchange the debentures for a subordinated note in the amount of $27,273 and 27,422 shares of common stock.

Mr. Elser is chief executive officer and a part owner of Advicorp.  For services relating to our debt restructuring, we will pay Advicorp a fee of $200,000, payable, without interest, in 25 monthly installments commencing January 2009, and we granted to Advicorp warrants to purchase 201,093 shares of common stock at an exercise price of $0.10 per share, which was the average closing price of the common stock on the five trading days commencing August 31, 2008.  As of the date of this report, we have not commenced the monthly payments.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of the fees for professional services rendered by our independent registered public accountants, BDO Seidman, LLP, for the years ended December 31, 2008 and 2007:

	Fees
Fee Category	2008	2007
Audit fees	$291,884	$288,000
Audit-related fees	2,000	14,100
Tax fees	35,393	32,000
Other fees	58,558	42,000
Total Fees	$387,835	$376,100

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

All other fees.    BDO Seidman, LLP performed services related to the restructuring of the Company’s senior and subordinated debt described above and our proxy statement.

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

See Index to Consolidated Financial Statements on Page F-1.

(ii)	Financial Statement Schedules.

See Schedule II.

Schedules not listed above have been omitted for the reasons that they were inapplicable or not required or the information is given elsewhere in the financial statements.

(b)	Exhibits

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company, as amended to date.
3.2	By-laws of the Company, incorporated by reference to Exhibit 3.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.
4.1
Amended and Restated Loan and Security Agreement dated as of November 28, 1994, between the Company and Foothill ("Foothill") Capital Corporation, incorporated by reference to Exhibit 2 to the Company’s Current Report on Form 8-K dated November 30, 1994.

4.2	Amended and Restated Secured Promissory Note dated January 1, 2009, issued to Cheyne Special Situations Fund, L.P. in the principal amount of $11,601,156
4.3	Negotiable promissory note dated January 1, 2009, issued to Cheyne Special Situations Fund, L.P. in the principal amount of $1,747,012
4.4	Form of subordinated note issued to the holders of the Company’s subordinated notes., incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on August 6, 2008
4.5
Amendment Number 31 to the Amended and Restated Loan and Security Agreement between the Company and Cheyne Special Situations Fund L.P., dated as of August 1,2008, incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on August 6, 2008.

10.1
Agreement dated June 20, 2008 between the Company and Cheyne Special Situations Fund L.P., incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on August 6, 2008.

10.2	Form of agreement and accord and satisfaction between the Company and the holders of the Company’s 12% subordinated notes
10.3	Employment agreement dated as of April 1, 2007 between the Company and Edward B. Kornfeld
10.4	Amendment dated as of April 1, 2008 to the employment agreement between the Company and Edward B. Kornfeld
10.5	Income continuation agreement dated June 27, 2008 between the Company and Edward B. Kornfeld
10.6	Employment agreement dated as of August 1, 2008 between the Company and Michael Tancredi
10.7	Warrant to purchase common stock issued to Advicorp, PLC
10.8
Lease dated November 6, 2002 between the Company and Long Island Industrial Group LLC., incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10K for the year ended December 31, 2002.

10.9
Lease dated May 1, 2002 between the Company and Long Island Industrial Group LLC., incorporated by reference to Exhibit 10.3 of the Company’s Annual Report on Form 10K for the year ended December 31, 2002.

14.1	Code of Ethics of the Company, dated March 23, 2004, incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10K for the year ended December 31, 2007.
14.2	Standard of Conduct of the Company incorporated by reference to Exhibit 14.2 of the Company’s Annual Report on Form 10K for the year ended December 31, 2007.
22.1	Subsidiaries of the Company, incorporated by reference to Exhibit 22.1 of the Company’s Annual Report on Form 10K for the year ended December 31, 1995.
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(b) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 2009	PORTA SYSTEMS CORP.

	By:	/s/ Edward B. Kornfeld
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

Signature	Title	Date

/s/Edward B. Kornfeld	Chief executive officer, and director	March 31, 2009
Edward B. Kornfeld	(Principal executive officer)

/s/Leslie K. Brand	Chief financial officer	March 31, 2009
Leslie K. Brand	(Principal financial and accounting officer)

/s/William V. Carney	Director	March 31, 2009
William V. Carney

/s/Warren H. Esanu	Director	March 31, 2009
Warren H. Esanu

/s/Michael A. Tancredi	Director	March 31, 2009
Michael A. Tancredi

/s/Herbert H. Feldman	Director	March 31, 2009
Herbert H. Feldman

/s/Marco Elser	Director	March 31, 2009
Marco Elser

Exhibit I

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Porta Systems Corp.
Syosset, New York

We have audited the accompanying consolidated balance sheets of Porta Systems Corp. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Porta Systems Corp. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered substantial losses from operations in previous years and as of December 31, 2008, and has a stockholders’ deficit of $16,044,000.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s actions in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO SEIDMAN, LLP
BDO SEIDMAN, LLP

Melville, New York
March 24, 2009

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(In thousands, except shares and par value)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$292	$494
Accounts receivable - trade, less allowance for doubtful accounts of $30 in 2008 and $50 in 2007	4,554	5,098
Inventories	6,110	6,411
Prepaid expenses and other current assets	202	203
Total current assets	11,158	12,206

Property, plant and equipment, net	1,564	1,678
Goodwill	2,961	2,961
Other assets	78	54
Total assets	$15,761	$16,899

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt including interest	$1,500	$25,026
Subordinated notes including interest	191	13,044
6% Convertible subordinated debentures, principal	385	385
Accounts payable	5,529	5,523
Accrued expenses and other	2,390	2,555
Other accrued interest payable	336	186
Total current liabilities	10,331	46,719

Long term liabilities:
Senior debt including interest	18,056	—
Subordinated notes including interest	2,767	—
Deferred compensation and other long term liabilities	651	707
Total long term liabilities	21,474	707
Total liabilities	31,805	47,426

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	-	-
Common stock, par value $.01; authorized 20,000,000 shares, issued 9,957,354 in 2008 and 907,701 shares in 2007	100	9
Additional paid-in capital	76,244	76,217
Accumulated deficit	(85,307)	(100,457)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(5,143)	(4,358)
	(14,106)	(28,589)
Treasury stock, at cost, 2,785 shares	(1,938)	(1,938)
Total stockholders’ deficit	(16,044)	(30,527)
Total liabilities and stockholders’ deficit	$15,761	$16,899

See accompanying notes to consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income (Loss)
Years ended December 31, 2008 and  2007
(in thousands, except per share amounts)

	2008	2007
Sales	$26,737	$27,820
Cost of sales	21,002	19,760
Gross profit	5,735	8,060

Selling, general and administrative expenses	5,163	6,186
Research and development expenses	1,477	1,955
Total expenses	6,640	8,141

Operating loss	(905)	(81)

Interest expense (net)	(1,416)	(2,120)
Other income, net	29	54
Loss from continuing operations before income taxes	(2,292)	(2,147)

Income tax expense	(60)	(76)

Loss from continuing operations before extraordinary gain and discontinued operations	(2,352)	(2,223)

Discontinued operations:
Loss from discontinued operations (net of zero tax)	-	(87)
Write off of net assets of discontinued operations	-	(434)
Total loss for discontinued operations	-	(521)

Extraordinary gain on troubled debt restructure (net of zero tax) (Note 14 )	17,502	-

Net income (loss)	$15,150	$(2,744)

Other comprehensive income:
Foreign currency translation adjustments	(785)	40

Net comprehensive income (loss)	$14,365	$(2,704)

Basic and diluted income (loss) per share of common stock:
Continuing operations	$(0.50)	$(2.46)
Discontinued operations	-	(0.58)
Extraordinary item	3.73	-
	$3.23	$(3.04)

Weighted average of shares of common stock outstanding	4,688	905

See accompanying notes to consolidated financial statement

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
Years ended December 31, 2008 and 2007
(In thousands)

	Common Stock
	No. of	Par Value	Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Treasury	No. of	Total Stock- holders’
	Shares	Amount	Capital	(Loss)	Deficit	Stock	Shares	Deficit
Balance at December 31, 2006	908	$9	$76,217	$(4,398)	$(97,713)	$(1,938)	3	$(27,823)
Net Loss					(2,744)			(2,744)
Foreign currency translation adjustment	-	-	-	40		-	-	40
Balance at December 31, 2007	908	9	76,217	(4,358)	(100,457)	(1,938)	3	(30,527)
Net Income					15,150			15,150
Foreign currency translation adjustment	-	-	-	(785)		-	-	(785)
Common Stock issued	9,049	91	27					118
Balance at December 31, 2008	9,957	$100	$76,244	$(5,143)	$(85,307)	$(1,938)	3	$(16,044)

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008 and 2007
(In thousands)

	2008	2007
Cash flows from operating activities of continuing operations:
Net income (loss)	$15,150	$(2,744)
Adjustments to reconcile net income/ (loss) to net cash used in operation activities of continuing operations:
Loss from discontinued operations	-	521
Extraordinary gain on debt restructuring	(16,144)	-
Stock compensation expense	7	-
Depreciation and amortization	322	407
Inventory reserves	(49)	(404)
Allowance for bad debt	(20)	37

Changes in operating assets and liabilities:
Accounts receivable	(542)	644
Inventories	131	(1,407)
Prepaid expenses	7	151
Other assets	(26)	(8)
Accounts payable, accrued expenses and other liabilities	471	949
Net cash used in continuing operations	(693)	(1,854)

Net cash used in operations of discontinued operations	-	(87)

Net cash used in operating activities	(693)	(1,941)

Cash flows from investing activities:
Capital expenditures, net	(232)	(533)
Net cash used in investing activities	(232)	(533)
Cash flows from financing activities:
Borrowings of senior debt	1,025	1,000
Repayments of senior debt and subordinated notes	(491)	(140)
Net cash provided by financing activities	534	860

Effect of exchange rate changes on cash	189	6
Decrease in cash and cash equivalents	(202)	(1,608)
Cash and cash equivalents - beginning of year	494	2,102
Cash and cash equivalents - end of year	$292	$494

Supplemental cash flow disclosure:
Cash paid for interest expense	$153	$568
Cash paid for income taxes	$4	$-
Non-Cash Financing and Investing:
Non-cash exchange of common stock issued in debt restructure	$100	$-
Interest accrued and forgiven in accordance with SFAS 15 Troubled Debt Restructure during the period	$(1,358)	$-

See accompanying notes to consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

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

Reverse Split

On July 31, 2008, the Company amended its certificate of incorporation to effect a one-for-11.11 reverse split pursuant to which each share of common stock was converted into .0900090009 shares of common stock.  Neither the par value nor the number of authorized shares was changed as a result of the reverse split.  The financial statements give retroactive effect to the reverse split.

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

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

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

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations. With respect to the testing of our goodwill for impairment, we do not believe that it is reasonable to consider the market capitalization as an indicator of fair value, as our stock is thinly traded.  Accordingly, the Company determines the estimated fair value of the reporting unit by considering the projected cash flows generated and a market approach analysis to which the goodwill relates.  The market approach is based on the comparable transaction method, which considers the sale and acquisition activities in the Company’s industry.  The Company tests the goodwill for impairment on an annual basis, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable.    Goodwill at December 31, 2008 and 2007, related only to the Company's signal processing division. Some factors that could trigger an interim impairment review include:
•	Significant underperformance relative to the expected historical or projected future operation results of the related division.
•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

If we determine through the impairment review process that goodwill has been impaired, an impairment charge would be recorded in our consolidated statement of operations.  The Company determined that there was no goodwill impairment for 2008 or 2007.

Income Taxes

Deferred income taxes are recognized based on the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years, and tax benefits of net operating loss carry forwards. Further, the effects of tax law or rate changes are included in income as part of deferred tax expense or benefit for the period that includes the enactment date. A valuation allowance is recorded to reduce net deferred tax assets to amounts that are more likely than not to be realized (See Note 14- Income taxes.)

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

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

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

Accounting for Stock Based Compensation

The Company accounts for its stock based compensation under Financial Accounting Standards Board (“FASB”) SFAS 123R, “Share-Based Payment.” The Company used the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period of the grant.  Based on the Black-Scholes valuation model there is no non-cash compensation attributable to stock options granted during 2008 and 2007, stock compensation expense for all vested options to date is diminutive.

The following is a summary of the assumptions used in fiscal year ended December 31:

	2008	2007

Risk-free interest rate	2.25%	4.35%
Expected dividend yield	0%	0%
Expected term	5 years	5 years
Expected volatility	50%	50%

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

A summary of stock option transactions is as follows for the fiscal year ended December 31, 2008:

	Shares	Weighted Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at beginning of period	139,000	$0.49
Granted	20,000	0.03
Exercised	—	—
Forfeited	4,000	3.85
Options outstanding at end of period	155,000.34		5.43	$1,990
Options exercisable at end of period	155,000.34		5.43	$1,990
Options available for future grants	245,000

In connection with the debt restructure and the reverse split, the number of shares subject to outstanding options and the exercise price of the options and the number of shares available for grant or issued pursuant to the automatic grant to non-employee directors were not changed as a result of the reverse split.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The weighted average grant-date fair value of stock options granted during the period ended December 31, 2008 was $0.03 per share. Warrants to purchase 201,093 shares of common stock were granted under our debt restructuring (See Note 7- Debt Restructure).  The warrants were issued at an exercise price equal to the average closing price of the common stock on the five trading days commencing August 31, 2008 which was $0.10. The warrants have an exercise period of five years and have not been exercised.

As of December 31, 2008, there were no unrecognized stock-based compensation costs related to options granted under our plans as all options vested during the year. There were no options granted to employees during 2008 or 2007.  The only options granted in 2008  and 2007 were as required under our automatic grant of options to non-employee directors.

Accounting for the Impairment of Long-Lived Assets

Prior to 2008, the Company follows SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets other than goodwill are evaluated for impairment when events or changes in circumstances indicate the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.

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

Reclassification and retroactive effects

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current year presentation.

Adoption of New Accounting Standards

The terms “SFAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

SFAS 157

In September 2006, FASB issued Statement SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. This statement does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The FASB issued FSP 157-1 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. In February 2008, the FASB issued FSP 157-2 to allow a one-year deferral of adoption of SFAS No. 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued FSP 157-3 which clarifies the application of SFAS No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active.  This FSP is effective immediately.  We elected to defer adoption of SFAS No. 157 for non-financial assets and non-financial liabilities and we do not currently anticipate that full adoption in 2009 will materially impact our consolidated financial statements.  We evaluated SFAS No. 157 and determined that the adoption of the provisions effective January 1, 2008 did not have a material effect on our consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

SFAS 159

We adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), effective January 1, 2008. SFAS 159 allows entities the option of measuring eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

(2)	Going Concern

The Company is impaired by its continued losses from continuing operations before extraordinary gain and discontinued operations which was $2,352,000 for the year ended December 31, 2008, as well as its continued liquidity issues.  At December 31, 2008, the Company did not have sufficient resources to pay the holder of the senior debt.  Although the senior debt holder has extended the terms of the debt, at current production levels the Company is uncertain that it can generate the cash needed to repay this debt. Should the Company not meet the revised terms for the loan, we cannot be assured that the holder of the senior debt will continue to modify the terms of the repayment of the debt.  If this should occur the Company will not be able to continue in business, and it is likely that the Company will seek protection under the Bankruptcy Code.

During the last several years, the Company has taken steps to reduce overhead, including a reduction in personnel, the hiring of lower wage personnel in its Mexico facility and the outsourcing of manufacturing to China. During 2008, the Company restructured its debt (See Note 7- Debt Restructuring).  The Company will continue to look to reduce costs while it seeks additional business from new and existing customers. The Company believes that its current and historic financial position is having an adverse effect upon its ability to develop new business, as competitors and potential customers question our ability to both perform obligations under any agreements it may enter and to continue in business.

These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described above.

(3)	Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company sells its products directly to customers, distributors and original equipment manufacturers involved in a variety of industries, principally telecommunications and military/aerospace. The Company performs continuing credit evaluations of its customers’ financial condition and although it generally does not require collateral, letters of credit may be required from customers in certain circumstances. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Included in the overall allowance for doubtful accounts are any accounts receivable balances that are determined to be uncollectible, along with a general reserve. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, it believes the allowance for doubtful accounts as of December 31, 2008 is adequate. However, actual write-offs may differ from the recorded allowance.

The allowance for doubtful accounts receivable was $30,000 and $50,000, as of December 31, 2008 and 2007, respectively.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(4)	Inventories

Inventories consist of the following (net of $1,876,000 in reserve for 2008 and $1,952,000 for 2007):

	December 31,
	2008	2007
Parts and component	$3,735,000	$3,669,000
Work-in-process	1,176,000	858,000
Finished goods	1,199,000	1,884,000
	$6,110,000	$6,411,000

Inventories are stated at the lower of cost (on the average or first-in, first-out methods) or fair market value. Our stated inventory reflects an inventory obsolescence reserve that represents the difference between the cost of the inventory and its estimated market value. This reserve is calculated based on historical usage and forecasted sales. Due to changes in the market and the current global economic environment, we determined that our estimate for our inventory reserve needed to be increased by $200,000.  This change in estimate was recorded in our statement of operations during the fourth quarter of 2008.  Actual results may differ from our estimates.

(5)	Property, Plant and Equipment

Property, plant and equipment from continuing operations consist of the following:

	December 31,		Estimated
	2008	2007	useful lives

Land	$132,000	$132,000	—
Buildings	876,000	876,000	20 years
Machinery and equipment	1,742,000	1,695,000	3-8 years
Furniture and fixtures	340,000	353,000	5-10 years
Transportation equipment	48,000	48,000	4 years
Tools and molds	1,825,000	1,688,000	8 years
Leasehold improvements	73,000	75,000	Lesser of term of lease or estimated useful life of asset
	5,036,000	4,867,000
Less accumulated depreciation and amortization	3,472,000	3,189,000
	$1,564,000	$1,678,000

Total depreciation and amortization expense for 2008 and 2007 amounted to approximately $322,000 and $407,000 respectively.

During 2007 the Company wrote off assets net of depreciation of $24,000 relating to leasehold improvements on property no longer leased in the UK.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(6)	Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations. With respect to the testing of our goodwill for impairment, we do not believe that it is reasonable to consider the market capitalization as an indicator of fair value, as our stock is thinly traded.  Accordingly, the Company determines the estimated fair value of the reporting unit by considering the projected cash flows generated and a market approach analysis to which the goodwill relates.  The market approach is based on the comparable transaction method, which considers the sale and acquisition activities in the Company’s industry.  The Company tests the goodwill for impairment on an annual basis, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable.    Goodwill at December 31, 2008 and 2007, related only to the Company's signal processing division. Some factors that could trigger an interim impairment review include:

•	significant underperformance relative to the expected historical or projected future operation results of the related division.

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business.

If we determine through the impairment review process that goodwill has been impaired, an impairment charge would be recorded in our consolidated statement of operations.  As of December 31, 2008 and 2007, goodwill was $2,961,000.  The Company determined that there was no goodwill impairment for 2008 or 2007.

(7)	Debt Restructuring

On July 31, 2008, the Company implemented a trouble debt restructuring plan (as defined under Statement of Financial Accounting Standard No. 15-Accounting by Debtors and Creditors for Troubled Debt Restructuring).  Under this standard, the gain on the restructuring was measured by the excess of (i) the carrying amount of the liability settled over (ii) the fair value of the assets transferred to the creditor (the face amount increased by interest accreted to maturity and issue costs).  The Company recognized a gain on the restructuring of debt of $17,502,000 net of costs associated with the restructuring.

Terms of restructuring:

•
The holder of our senior debt converted notes in the principal amount of $23,373,000 and accrued interest of $1,354,000 into a note for $11,601,156 plus 7,038,236 shares of common stock, valued at $83,000 based as of the modification date and representing 70% of the common stock outstanding after giving effect to all of the issuances contemplated by the restructuring plan (the “Total Issuances”). The note bears interest at 12.5% per annum amortized on a payment schedule over its 6¾-year term.  As required under the Statement of Financial Accounting Standard No. 15-Accounting by Debtors and Creditors for Troubled Debt Restructuring (“SFAS 15”), the amount of this note as shown on the balance sheet includes interest at the stated rate through the stated maturity date of the note.  As of January 1, 2009, the payments of this debt were deferred until July 2010.  As a result, all of the senior debt is classified as long term. (See Note 20- Subsequent Event)

•
A note in the principal amount of $1,600,000 (the “Working Capital Note”) due to our senior debt holder was due on December 31, 2008. The interest through the repayment term of the loan of $207,000 has been added to the face value of the note on the balance sheet and is included with the current portion of our senior debt.  The interest was calculated at 14% based on the six month LIBOR plus 10% as of July 31, 2008. Payment of the Working Capital Note has been extended.  (See Note 20- Subsequent Event)

•
The holders of all of the Company’s subordinated notes converted the entire principal and interest on the notes, which amounted to approximately $13,583,000, into notes in the principal amount of $1,750,000 and 1,407,667 shares of common stock, representing 14% of the common stock outstanding after giving effect to the Total Issuances. The $1,750,000 notes will be repaid based upon a 25-year amortization schedule and will mature January 31, 2016. Such debt bears interest at 10% annually payable quarterly in arrears. As required by SFAS 15, the interest on these notes, through the stated term of the loan in the amount of $1,256,000 has been added to the amount of the note on the balance sheet.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

•
The holders of the Company’s convertible debentures due July 1, 2002 (the “Debentures”), in the principal amount of $385,000 plus accrued interest of $318,000, have been offered the right to convert their debentures into a subordinated note in the principal amount equal to their proportionate share (based on the principal amount of debentures) of $100,000 and their proportionate shares of 100,546 shares of common stock, representing 1% of the common stock outstanding after giving effect to the Total Issuances.  These notes will have a 25-year amortization schedule and a 7½-year maturity date. The $100,000 notes bears interest at 10% annually payable quarterly in arrears.  As of December 31, 2008, no subordinated note holder has converted their debentures; as such, the original debt of $385,000 and accrued interest of $326,000 continues to be classified as current liabilities.  The Company is restricted from making any payments on these debentures unless and to the extent that the notes are converted.  The notes issued with respect to any debentures which are converted will be reflected on the Company’s balance sheet in accordance with SFAS 15.

•	Certain other creditors have agreed to accept substantial discounts on their outstanding claims. The gain on restructuring of these payables and accrued expenses (net of zero tax) was $714,000.

•
The Company issued 603,277 shares of common stock, representing 6% of the common stock outstanding after giving effect to the Total Issuances, to key employees, including officers.  The value of these shares is included in selling, general and administrative expenses as a non-cash expense of $7,000, reflecting the value of the shares at the date of the restructuring, July 31, 2008.

•
As part of the debt restructuring, the outstanding options to purchase an aggregate of 155,000 shares of common stock at exercise prices ranging from $0.03 to $2.03, which were held by the Company’s directors, were not adjusted as a result of the reverse split.

•
In addition, for services relating to the debt restructure, the Company will pay Advicorp, PLC, a fee of $200,000, payable in 25 monthly installments commencing January 2009 and granted to Advicorp warrants to purchase 201,093 shares of common stock at an exercise price of $0.10, which was the average closing price of the common stock on the five trading days commencing August 31, 2008, and $12,100 was offset against the extraordinary gain .  Advicorp, PLC is partially owned by one of the members of our board of directors. (See Note 13- Incentive Plans)

As a result of the issuance of more than fifty (50%) percent of the Company’s common stock to new stockholders, the Company’s ability to use its remaining net operating loss carry forwards was severely reduced in accordance with Section 382 of the Internal Revenue Code.

(8)	Senior Debt

At December 31, 2007, the Company’s senior debt was $24,973,000, consisting of notes in the aggregate principal amount of $23,373,000 and a note in the principal amount of $1,000,000, which increased to $1,600,000 by July 31, 2008.  Effective August 1, 2008, the Company entered into an amendment to the loan and security agreement with its senior lender which amended an amended and restated loan and security agreement dated as of November 28, 1994, between the Company and a prior holder of the senior debt.

On August 1, 2008, pursuant to this amendment as well as an agreement dated May 8, 2008 between the Company and the holder of the senior debt, as amended and restated on June 20, 2008, and agreements with the holders of all of the Company’s subordinated notes in the principal amount of $6,144,000, the Company completed a debt restructuring  (See Note 7- Debt Restructuring):

•
Notes in the aggregate principal amount of $23,373,000 were exchanged for a note for $11,601,156 plus 7,038,236 shares of common stock, representing 70% of the common stock outstanding after giving effect to the Total Issuances. The principal amount of the note represents the $10,000,000 principal amount of the note as contemplated by the June 20, 2008 agreement, plus accrued interest of $1,601,156, through September 30, 2008, and constitutes senior secured debt and is secured by a lien on substantially all of the assets of the Company and its subsidiaries.  As required by SFAS 15, the interest of $6,164,966 on these notes, through the stated term of the note has been added to the principal amount of the note on the balance sheet. The note bears interest at 12.5% per annum and will be amortized on a payment schedule over its 6¾-year term with a final payment of $2,101,156 due on March 31, 2015.  The new note continues to constitute senior debt. (See Note 20- Subsequent Events)

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

•
A note in the principal amount of $1,600,000 held by the senior debt holder, was extended to December 31, 2008. The interest through the repayment term of the loan of $207,000 has been added to the face value of the note on the balance sheet and is included with the senior debt.  The interest was calculated at 14% based on the six month LIBOR plus 10% as of July 31, 2008. In November 2008, the Company borrowed additional senior debt of $425,000.   The old working capital note was replaced for a new working capital note in the amount of $1,747,012 (including accreted interest on the $1,600,000 principal balance as of the date of the troubled debt restructure).   Interest on the additional $425,000 advance will be expensed as incurred at a rate equal to the six month LIBOR rate plus 10% which was to 11.7% at December 31, 2008. Due to the Company’s inability to meet the repayment terms of the debt, the holder of the note modified the terms notes effective as of January 1, 2009 (See Note 20- Subsequent Event).  The new working capital note is collateralized by substantially all of the assets of the Company.  Total payments of principal and interest of $442,000 were made on this note during 2008.

(9)	6% Convertible Subordinated Debentures

As of December 31, 2008 and 2007, the Company had outstanding $385,000 principal amount of its debentures. The interest rate on these debentures increased from the stated interest rate of 6% to 8.26% as a result of the Company’s failure both to make interest payments on the debentures since July 1, 2000 and to pay principal on July 2, 2002, the stated maturity date. At December 31, 2008  and 2007, accrued interest, including additional interest resulting from the Company’s failure to pay the debentures of $326,000 and $183,000, respectively, and is included in other accrued interest payable.  The trustee of the debentures gave notice to the Company that the non-payment caused an event of default. The convertibility feature associated with the debentures expired upon their stated maturity date, which was July 1, 2002.  The holder of the senior debt had precluded the Company from making payments on the debentures. See Note 7 -Debt Restructuring with respect to the right which the Company granted to the holders of the debentures to convert the Debentures into subordinated notes and equity.

(10)	Subordinated Notes

 On August 1, 2008, the Company restructured $6,144,000 of subordinated notes (See Note 7- Debt Restructuring). The holders of all of the Company’s subordinated notes converted the entire principal and interest on the notes, which amounted to approximately $13,583,000, into notes in the principal amount of $1,750,000 and 1,407,667 shares of common stock, representing 14% of the common stock outstanding after giving effect to the Total Issuances. The $1,750,000 notes will be repaid based upon a 25-year amortization schedule and will mature January 31, 2016. Such debt bears interest at 10% annually payable quarterly in arrears. As required by SFAS 15, the interest on these notes, through the stated term of the loan in the amount of $1,256,000 has been added to the amount of the note on the balance sheet.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

Maturities of long term debt (including Senior Debt, 6% Convertible Subordinated Debentures and Subordinated Notes)

Debt obligations are summarized as follows:

	December 31,
	2008	2007
Debt obligations	$22,899,000	$38,455,000
Less current portion	2,076,000	38,455,000
Long-term debt	$20,823,000	$-

The aggregate annual maturities of debt obligations are as follows (amounts in thousands):

2009	$1,691
2010	1,737
2011	1,691	1691
2012	1,691
2013	2,066
Thereafter	14,398
Totals	$23,274

(11)	Discontinued operations

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

Results of operations for OSS have been segregated from continuing operations and are reflected as discontinued operations approximately as follows:

December 31, 2007

Revenues	$100,000

Loss from discontinued operations	$(521,000)

(12)	Employee Benefit Plans

The Company has unfunded deferred compensation agreements with certain present and former officers and employees, with benefits commencing at retirement equal to 50% of the employee’s base salary, as defined. The amount of payments is based on a 2004 modification of the plan whereby the former officers and employees agreed to spread their payments over a longer period of time than the original plan, ranging from approximately 15 to approximately 25 years although they may be accelerated under certain conditions. Total deferred compensation obligations as of December 31, 2008 and 2007, before discounting at a rate of 6.5%, were $1,111,000 and $1,219,000, respectively.

The Company maintains the Porta Systems Corp. 401(k) Savings Plan for the benefit of eligible employees, as defined in the Savings Plan. Participants contribute a specified percentage of their base salary up to a maximum of 15%. Porta will match a participant’s contribution by an amount equal to 25% of the first 6% contributed by the participant. A participant is 100% vested in all balances credited to his account, including the Company’s contribution. For the years ended December 31, 2008, and 2007, the Company’s contribution amounted to $43,000 and $46,000, respectively.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

(13)	Incentive Plans

Incentive awards are provided to employees under the terms of our 1998 Non-Qualified Stock Option Plan and our 1999 Incentive and Non-Qualified Stock Option Plan (the “1998 Plan” and “1999 Plan,” respectively). Options under the 1998 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries. The exercise prices for all options granted under the 1998 Plan are equal to the fair market value at the date of grant and vest as determined by the board of directors. Options under the 1999 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1999 Plan. The exercise prices for all options granted are equal to the fair market value at the date of grant and vest as determined by the board of directors, which is historically determined as six months. In addition, the 1999 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year. Options under both the 1998 and 1999 Plans have expiration terms of 10 years.

During 1999, the Company established an Employee Stock Bonus Plan whereby stock may be given to employees who are not officers or directors to recognize their contributions. A total of 95,750 shares of common stock is reserved for issuance pursuant to the Bonus Plan at December 31, 2008 and 2007. No shares of common stock were issued pursuant to the Bonus Plan during 2008 or 2007, which terminated in 2009.

The Company’s 1998 Non-Qualified Stock Option Plan covers 450,000 shares of common stock. This plan expired in 2008; and there are no options are outstanding under the plan or available for grant.

The Company’s 1999 Incentive and Non-Qualified Stock Option Plan (“1999 Plan”) covers 400,000 shares of common stock. Incentive stock options cannot be issued subsequent to ten years from the date the 1999 Plan was approved, however previously granted options are not affected. Options under the 1999 Plan may be granted to key employees, including officers and directors of the Company and its subsidiaries, except that members and alternate members of the stock option committee are not eligible for options under the 1999 Plan. The exercise prices for all options granted were equal to the fair market value at the date of grant and vest as determined by the board of directors. In addition, the 1999 Plan provides for the automatic grant to non-management directors of non-qualified options to purchase 5,000 shares on May 1st of each year commencing May 1, 1999, based upon the average closing price of the last ten trading days of April of each year. The number of shares subject to the 1999 plan and the number of shares subject to the automatic option grant to non-management directors was not adjusted for the reverse split.  The 1999 plan terminated in 2009, after which no further options can be issued under the plan. There are 155,000 options outstanding under this plan.

The weighted-average fair values of options granted were $0.14 per share for options granted in 2007 and $0.03 for options granted in 2008. The only options granted under this plan during 2007 and 2008 are the options granted to the independent directors pursuant to the automatic grant provisions.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 2007, and 2008:

	2008	2007

Dividends:	$0.00 per share	$0.00 per share
Volatility:	50%	50%
Risk-free interest:	2.25%	4.35%
Expected term:	5 years	5 years

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

A summary of the status of the Company’s stock option plans as of December 31, 2008 and 2007, and changes during the years ending on those dates is presented below:

	2008		2007
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under Option	Exercise Price	Under Option	Exercise Price

Outstanding beginning of year	139,000	$0.49	322,280	$1.33

Granted	20,000	0.03	20,000	0.14
Exercised	—	—	—	—
Forfeited	4,000	3.85	203,280	1.50

Outstanding end of year	155,000	$0.34	139,000	$0.49

Options exercisable at year-end	155,000		139,000

Warrants to purchase 201,093 shares of common stock were granted to Advicorp, PLC, which is partially owned by one of the members of our board of directors, under our debt restructure (See Note 7- Debt Restructure).  The warrants were issued at an exercise price of  $0.10 which was the average closing price of the common stock on the five trading days commencing August 31, 2008. The warrants have an exercisable period of five years and no warrants have been exercised as of December 31, 2008.

(14)	Income Taxes

The provision for income taxes consists of the following:

	2008		2007
	Current	Deferred	Current	Deferred
Federal	$—	$—	$—	$—
State and foreign	60,000	—	76,000	—
Total	$60,000	$—	$76,000	$—

 The domestic and foreign components of loss from continuing operations before provision for income taxes were as follows:

	2008	2007
United States	$(3,881,000)	$(3,799,000)
Foreign	1,589,000	1,652,000
Loss from continuing operations before income taxes	$(2,292,000)	$(2,147,000)

The Company’s tax provision consisted of state and foreign taxes.

Porta has unused United States tax net operating loss (NOL) carryforwards of approximately $11,814,000 expiring in 2028.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

Due to the 2008 change in ownership which resulted from the restructuring of the Company’s debt, the ability of the Company to use its NOL will be limited in accordance with Internal Revenue Code section 382. The Company’s carryforward utilization of the NOL is limited to $546,000 per year with respect to approximately $10.9 million of the NOL, representing the portion that arose prior to the change in control. The carryforward amounts are subject to review by the Internal Revenue Service (IRS). In addition, the Company has foreign NOL carryforwards of approximately $2,860,000 with indefinite expiration dates.

The components of the deferred tax assets, the net balance of which total zero after the valuation allowance, as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Inventory	$933,000	$943,000
Allowance for doubtful accounts receivable	12,000	19,000
Benefits of tax loss carryforwards	5,406,000	21,538,000
Benefit plans	376,000	410,000
Accrued commissions	60,000	111,000
Other	3,300,000	3,255,000
Depreciation	14,000	69,000
	10,101,000	26,345,000
Valuation allowance	$(10,101,000)	$(26,345,000)
	$—	$—

The provision for income taxes reported for the year ended December 31, 2008 differs from that computed using the United States statutory tax rate of 34% due to the following:

Years Ended December 31,
2008
Provision (benefit) for taxes using statutory rate	$5,171,000
State taxes, net of federal tax benefit	(20,000)
Foreign income at rates other than statutory rates	(460,000)
Loss of US NOL’s due to Section 382 limitation	14,836,000
Change in prior year deferred tax valuation allowance- Federal	(14,593,000)
Reduction of foreign NOL’s due to translation	925,000
Other	199,000
Permanent differences:
Debt forgiveness	(6,008,000)
Other	10,000
Provision (benefit) for income taxes	$60,000

Because of the Company’s losses in previous years and uncertainties associated with projections of future taxable income and the possibility of a change in ownership, a valuation allowance for the entire deferred tax asset was provided and is still considered appropriate due to the uncertainty of future realization.

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for uncertainty in Income Taxes (“FIN 48”).  FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of such date, we did not have any unrecognized tax benefits, and there was no effect on our financial condition or results of operation as a result of implementing FIN 48.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

At December 31, 2008 the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized thereafter.

We file U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions.  We may be subject to examination by the Internal Revenue Service (‘IRS”) for calendar years 2004 through 2007 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS.  Generally, for state tax purpose, the Company’s 2003 though 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations, however certain states may keep their stature open for six to ten years.

No provision was made for U.S. income taxes on the undistributed earnings of Porta’s foreign subsidiaries as it is management’s intention to utilize those earnings in the foreign operations for an indefinite period of time or repatriate such earnings only when tax effective to do so. At December 31, 2008, undistributed earnings of the foreign subsidiaries amounted to approximately $5,255,000. It is not practicable to determine the amount of income or withholding tax that would be payable upon the remittance of those earnings.

(15)	Leases

At December 31, 2008, the Company and its subsidiaries leased manufacturing and administrative facilities, equipment under a number of operating leases. The Company is required to pay increases in real estate taxes on the facilities in addition to minimum rents. Total rent expense for 2008 and 2007 amounted to approximately $ 447,000 and $491,000, respectively. Minimum rental commitments, exclusive of future escalation charges, for each of the next five years are as follows:

2009	$448,000
2010	448,000
2011	128,000
2012	66,000
2013	66,000
Thereafter	248,000
$1,404,000

(16)	Major Customers

The following table sets forth information as to sales to each customer or customer group that accounted for 10% or more of company’s sales in 2008 and 2007 (dollars in thousands).

	Year Ended December 31,
	2008		2007
Customer	Dollars	%	Dollars	%

British Telecommunications	$8,965	34%	$10,860	39%
British Telecommunications and its systems integrators*	10,296	39%	12,504	45%
Teléfonos de Mexico S.A. de C.V. (Telmex)	5,239	20%	4,585	16%

*           Sales to British Telecommunications are included in the sales and percentages figures on the line “British Telecommunications and its systems integrators”.

(17)	Fair Values of Financial Instruments

Cash equivalents, accounts receivable and accounts payable are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The fair value of the Company’s senior and subordinated debt and related interest cannot be reasonably estimated due to the lack of marketability of such instruments. However, management believes, because of the Company’s financial position and, the restructuring of the senior and subordinated debt on July 31, 2008, that the fair value of these instruments is stated at their fair values.

(18)	Net Income (Loss) Per Share

In 2008 and 2007 the weighted average shares of common stock did not take into effect the potential dilutive stock options as they would be anti-dilutive in the calculation of fully dilutive earnings per share for continuing operations before extraordinary gain and discontinued operations.  Options and warrants to purchase 356,093 share of common stock were outstanding, with exercise prices ranging from $0.03 to $2.03 for 2008. Options to purchase 139,000 shares of common stock with exercise prices ranging from $0.07 to $3.85 for 2007, were outstanding but not included in the computation of diluted net income per share, because the effect of doing so would be anti-dilutive.

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

	2008	2007
Revenue:
Line	$22,132,000	$22,929,000
Signal	4,605,000	4,891,000
	$26,737,000	$27,820,000
Segment profit (loss):
Line	$277,000	$1,724,000
Signal	928,000	1,178,000
	$1,205,000	$2,902,000
Depreciation and amortization:
Line	$263,000	$331,000
Signal	26,000	33,000
	$289,000	$364,000
Total identifiable assets:
Line	$10,252,000	$11,032,000
Signal	4,808,000	5,022,000
	$15,060,000	$16,054,000
Capital expenditures:
Line	$180,000	$492,000
Signal	7,000	12,000
	$187,000	$504,000

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

 The following table reconciles segment totals to consolidated totals:

	2008	2007
Revenue:
Total revenue for reportable segments	$26,737,000	$27,820,000
Consolidated total revenue	$26,737,000	$27,820,000

Operating income (loss) :
Total segment income for reportable segments	$1,205,000	$2,902,000
Corporate and unallocated	(2,110,000)	(2,983,000)
Consolidated total operating income (loss)	$(905,000)	$(81,000)

Depreciation and amortization:
Total for reportable segments	$289,000	$364,000
Corporate and unallocated	33,000	43,000
Consolidated total deprecation and amortization	$322,000	$407,000

Total assets:
Total for reportable segments	$15,060,000	$16,054,000
Corporate and unallocated	701,000	845,000
Consolidated total assets	$15,761,000	$16,899,000

Capital expenditures:
Total for reportable segments	$187,000	$504,000
Corporate and unallocated	45,000	29,000
Consolidated total capital expenditures	$232,000	$533,000

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements, continued

The following table presents information about the Company by geographic area:

	2008	2007
Revenue:
United States	$9,476,000	$9,316,000
United Kingdom	10,777,000	13,321,000
Mexico	6,484,000	5,183,000
Consolidated total revenue	$26,737,000	$27,820,000

Consolidated long-lived assets:
United States	$4,290,000	$4,328,000
United Kingdom	18,000	37,000
Mexico	295,000	328,000
	4,603,000	4,693,000
Current and other assets	11,158,000	12,206,000
Consolidated total assets	$15,761,000	$16,899,000

(20)	Subsequent Event

Effective January 1, 2009, the holder of the Company’s senior debt holder modified the terms on the Company’s notes.   As defined under SFAS No. 15- Accounting by Debtors and Creditors for Troubled Debt Restructuring, this modification is accounted for as a trouble debt restructure.  As the troubled debt restructuring involved only modifications of the terms of the debt, and did not involve a transfer of assets or a grant of an equity interest, the Company accounts for the effects of the restructuring prospectively from the time of the restructuring, and does not change the carrying amount of the liability on the balance sheet.  The additional interest due to the terms of the modifications will be accrued prospectively.  Under the revised payment schedule:

•
The promissory note in the principal amount of $1,747,012 is to be paid at a rate of $125,000 per month, with a final payment of the remaining principal and interest on April 30, 2010.  Payments will be allocated first to accrued interest, then to principal.  No other modifications to the note were made.

•
The secured promissory note in the principal amount of $11,601,156 is to be paid in twelve quarterly installments each in the amount of $375,000, with the first payment of principal and interest being due on June 30, 2010, followed by thirteen quarterly installments of principal and interest each in the amount of $500,000, with a final payment of all remaining principal and accrued interest on September 30, 2016.  All payments shall be applied first to accrued interest and any remainder to principal. No other modifications to the note were made.