Form 10-Q
period 2009-03-31
PORTA SYSTEMS CORP
filed 2009-05-14
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No.

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

Common stock (par value $0.01) 9,954,569 shares as of May 8, 2009.

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)

	Unaudited March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$542	$292
Accounts receivable - trade, less allowance for doubtful accounts of $25 in 2009 and $30 in 2008	3,698	4,554
Inventories	6,271	6,110
Prepaid expenses and other current assets	369	202
Total current assets	10,880	11,158

Property, plant and equipment, net	1,555	1,564
Goodwill	2,961	2,961
Other assets	78	78
Total assets	$15,474	$15,761

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt including interest	$1,500	$1,500
Subordinated notes including interest	191	191
Subordinated debentures, principal	385	385
Accounts payable	5,400	5,529
Accrued expenses and other	2,488	2,390
Other accrued interest payable	349	336

Total current liabilities	10,313	10,331

Long term liabilities:
Senior Debt including interest	17,820	18,056
Subordinated notes including interest	2,720	2,767
Deferred compensation and other long term liabilities	640	651

Total long term liabilities	21,180	21,474

Total liabilities	31,493	31,805

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	-	-
Common stock, par value $.01; authorized 20,000,000 shares, issued 9,957,354 shares in 2009 and 2008	100	100
Additional paid-in capital	76,244	76,244
Accumulated deficit	(85,131)	(85,307)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(5,294)	(5,143)
	(14,081)	(14,106)
Treasury stock, at cost, 2,785 shares	(1,938)	(1,938)
Total stockholders’ deficit	(16,019)	(16,044)

Total liabilities and stockholders’ deficit	$15,474	$15,761

See accompanying notes to consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share amounts)

	Three Months Ended
	March 31,	March 31,
	2009	2008

Sales	$7,653		$6,545
Cost of sales	5,718		4,708
Gross profit	1,935		1,837

Selling, general and administrative expenses	1,305		1,342
Research and development expenses	336		424
Total operating expenses	1,641		1,766

Operating income	294		71

Interest expense, net	(33)		(591)
Other income , net	9		8

Income (loss) before income taxes	270		(512)

Income tax expense	(94)		(25)

Net income (loss)	$176		$(537)

Other comprehensive loss:
Foreign currency translation adjustments	(151)		(84)

Comprehensive income (loss)	$25		$(621)

Basic income (loss) per share of common stock	$0.02	$	(0.59)

Weighted average shares outstanding	9,955		905

Diluted income (loss) per share of common stock	$0.02	$	(0.59)

Weighted average shares outstanding	9,963		905

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net income (loss)	$176	$(537)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operation activities:
Depreciation and amortization	75	79
Inventory reserves	(27)	(177)
Allowance for bad debt	(5)	(25)

Changes in operating assets and liabilities:
Accounts receivable	806	(333)
Inventories	(135)	(514)
Prepaid expenses and other current assets	(163)	(265)
Other assets	(7)	(2)
Accounts payable, accrued expenses and other liabilities	15	1,657
Net cash (used in) provided by operating activities	735	(117)

Cash flows from investing activities:
Capital expenditures, net	(71)	(22)
Net cash used in investing activities	(71)	(22)
Cash flows from financing activities:
Repayments of debt	(286)	-
Net cash used in financing activities	(286)	-

Effect of exchange rate changes on cash	(128)	(40)

Increase (decrease) in cash and cash equivalents	250	(179)
Cash and equivalents - beginning of period	292	494
Cash and cash equivalents – end of period	$542	$315

Supplemental cash flow disclosure:
Cash paid for interest	$55	$-
Cash paid for income taxes	$61	$2

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Management’s Responsibility for Interim Financial Statements Including AllAdjustments Necessary for Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair presentation of its consolidated financial position and the results of its operations for the interim period presented.  These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2008. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described in the financial statements.  The audit opinion included in the December 31, 2008 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The factors which resulted in the explanatory paragraph are continuing. Results for the first quarter of 2009 are not necessarily indicative of results for the year.  Certain reclassifications have been made to the prior consolidated financial statements to conform to the current year presentation.

On July 31, 2008, the Company amended its certificate of incorporation to effect a one-for-11.11 reverse split pursuant to which each share of common stock was converted into 0.0900090009 shares of common stock.  Neither the par value nor the number of authorized shares was changed as a result of the reverse split.  The financial statements give retroactive effect to the reverse split.

Note 2: Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market.  The composition of inventories at the end of the respective periods is as follows (net of reserve of $1,849,000 for March 31, 2009 and $1,876,000 for December 31, 2008):

	March 31, 2009	December 31, 2008

Parts and components	$4,227,000	$3,735,000
Work-in-process	947,000	1,176,000
Finished goods	1,097,000	1,199,000
	$6,271,000	$6,110,000

Note 3: Senior and Subordinated Debt

The following table sets forth information as to the Company’s senior and subordinated debt as of March 31, 2009 and December 31, 2008.  The senior debt and the subordinated notes were issued as part of a troubled debt restructuring during the third quarter of 2008, and, accordingly, the amounts shown for that debt includes interest accrued through the stated maturity dates of the respective notes. The convertible debentures were not changed as a result of the troubled debt restructuring.   On January 1, 2009, the payment schedules for the senior notes were revised and extended.  This revision is treated as a troubled debt restructuring.   As the modification of terms did not reduce the future cash payments below the carrying amount of the liability, only the additional interest resulting from the revised payment schedule is treated as a current period cost.

	March 31, 2009	December 31, 2008
12.5% senior note in installments through September 30, 2016, including interest of $6,165,000 at March 31, 2009 and December 31, 2008 (1)(2)	$17,766,000	$17,766,000
Floating rate working capital senior note, including interest of $9,000 at March 31, 2009 and $54,000 at December 31, 2008 (1)(3)	1,554,000	1,790,000
10% Subordinated notes due in installments through January 31, 2016, including interest of $1,169,000 at March 31, 2009 and $1,256,000 at December 31, 2008 (4)	2,911,000	2,958,000
Subordinated debentures (5)	385,000	385,000

(1)	The senior debt is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets.

(2)
This note initially provided for a maturity of March 31, 2015 with scheduled amortization payments over the term of the note.  As a result of a January 1, 2009 modification, the maturity date and the payment schedule was revised.  At March 31, 2009, the note provides for twelve quarterly installments each in the amount of $375,000, with the first payment of principal and interest being due on June 30, 2010, followed by 13 quarterly installments of principal and interest each in the amount of $500,000, with a final payment of all remaining principal and accrued interest on September 30, 2016.  Payments are applied first to accrued interest and any remainder to principal.

(3)
These notes bear interest at the six-month LIBOR rate plus 10% per annum, which was 11.7% per annum at March 31, 2009 and December 31, 2008.  On January 1, 2009, the terms of this note were modified to provide for monthly payments of $125,000, with a final payment of the remaining principal and interest on April 30, 2010.  Payments are applied first to accrued interest and any remainder to principal.  During the first quarter of 2009, the Company made payments of $250,000, of which $60,000 was interest and $190,000 was principal. (See Note 8-Subsequent Event)

(4)	These notes will be repaid based upon a 25-year amortization schedule and mature January 31, 2016.

(5)
At March 31, 2009 and December 31, 2008, accrued interest, was $335,000 and $326,000, respectively, and is included in other accrued interest payable.  The trustee of the debentures gave notice to the Company that the non-payment caused an event of default. The convertibility feature associated with the debentures expired upon their stated maturity date, which was July 1, 2002.  The holder of the senior debt precluded the Company from making payments on the debentures, except that, pursuant to the debt restructuring, the Company offered the holders of the debentures the right to exchange their debentures for their proportionate shares of (a) subordinated notes in the principal amount of $100,000 and (b) 100,546 shares of common stock, and the Company may make the payments provided in the new notes.  As of March 31, 2009, no holders of the debentures had accepted the Company’s offer.

The holder of the senior debt has no obligation to make any further loans or modification of the loans to the Company.  Any adverse events, including declines in business, could cause a default on the debt and could affect the decision of the senior debt holder to extend or demand payment.  If the senior debt holder demands payment of all or a significant portion of the senior debt when due, the Company will not be able to continue in business, and it is likely that it would seek protection under the Bankruptcy Code.

Note 4: Accounting for Stock Based Compensation

For the three months ended March 31, 2009 and 2008, the Company did not grant any stock options and, therefore did not recognize non-cash compensation expense attributable to stock options granted during the quarter. The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period when granting stock options.  All options previously granted are fully vested.

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

The factors used to determine the segments focused primarily on the types of products and services provided, and the type of customer served.  Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

There has been no significant change, from December 31, 2008, in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company’s assets for the connection /protection and Signal reporting segments.

	Three Months Ended
	March 31,	March 31,
	2009	2008
Sales:
Connection /protection	$6,220,000	$5,392,000
Signal	1,433,000	1,153,000
Total	$7,653,000	$6,545,000

Segment profit from operations:
Connection/protection	$471,000	$447,000
Signal	471,000	241,000
Total	$942,000	$688,000

The following table reconciles segment totals to consolidated totals:

Operating income:
Total segment income for reportable segments	$942,000	$688,000
Corporate and unallocated	(648,000)	(617,000)
Consolidated total operating income	$294,000	$71,000

Note  6: New Accounting Standards

The terms “SFAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

SFAS No. 157 — In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are measured at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS No. 157 with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework established by SFAS No. 157 to these fair value measurements did not have a material impact on our consolidated financial position, results of operations or cash flow.

SFAS No. 141(R) — In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which establishes principles for how the acquirer recognizes and measures in the financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Effective January 1, 2009, we adopted SFAS No. 141(R) which did not have a material impact on our consolidated financial statements.

SFAS No. 160 — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard also establishes that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS No. 160 on January 1, 2009. The adoption of SFAS No. 160  did not have a material impact on our consolidated financial statements.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133.  EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of EITF 07-5 as of January 1, 2009 did not have a material impact on our consolidated financial position, results of operations and cash flows.

On April 9, 2009, the FASB simultaneously issued the following three FSPs:

·
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance to companies for determining fair values of financial instruments for which there is no active market or quoted prices may represent distressed transactions.  The guidance includes a reaffirmation of the need to use judgment in certain circumstances.

·
FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires companies to provide additional fair value information for certain financial instruments in interim financial statements, similar to what is currently required to be disclosed on an annual basis.

·
FSP FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the existing guidance regarding impairments for investments in debt securities.  Specifically, it changes how companies determine if an impairment is considered to be other-than-temporary and the related accounting.  This standard also provides for increased disclosures.

These FSPs apply to both interim and annual periods and will be effective for us beginning April 1, 2009.  We have evaluated these standards and believe they will have no impact on our financial condition and results of operations.

Note 7: Significant Customers

Sales to British Telecommunications and its systems integrators and Teléfonos de Mexico S.A. de C.V. (Telmex) accounted for approximately 66% of sales in the first quarter of 2009, and 49% of sales for the same period in 2008.  The following table sets forth information as to sales to each customer or customer group that accounted for 10% or more of the Company’s sales for the three months ended March 31, 2009 and 2008 (dollars in thousands).

	Three Months Ended March 31,
	2009		2008
Customer	Dollars	%	Dollars	%
British Telecommunications	$2,957	39%	$2,338	36%
British Telecommunications and its Systems Integrators*	3,351	44%	2,926	45%
Teléfonos de México S.A. de C.V. (Telmex)	1,684	22%	258	4%
Ericsson	-	-%	794	12%

* Sales to British Telecommunications are included in the sales and percentages figures on the line “British Telecommunications and its systems integrators”.

Note 8: Subsequent Event

Effective May 1, 2009, the working capital senior note was replaced with a new working capital note in the amount of $1,461,316 (including accrued interest).  The new note provides for monthly payments of $125,000 commencing May 31, 2009, with a final payment of the remaining principal and interest on May 31, 2010.  Payments are applied first to accrued interest and any remainder to principal.  The new working capital note is collateralized by all of the assets of the Company which also secure the existing senior debt.

On May 11, 2009, the Company’s board of directors approved the 2009 Long-Term Incentive Plan, which covers 1,000,000 shares of common stock.  The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The plan provides for the automatic grant of options to independent directors as follows:  On the date that the plan was adopted, each independent director received the grant of an option to purchase 5,000 shares of common stock at an exercise price of $0.022 per share, which was the average of the last reported price for the common stock for the ten trading days immediately preceding the date of grant.  On May 1 of each year, commencing May 1, 2010, each independent director will receive an option to purchase 5,000 shares at an exercise price equal to the average of the last reported price for the common stock for the ten trading days immediately preceding the date of grant.  Each newly elected independent director will receive an option to purchase 10,000 shares at an exercise price equal to the average of the last ten trading days immediately preceding the date of becoming a director.  Independent directors are not eligible for options or other rights under the plan except for the options granted pursuant to the automatic grant provision.  The plan was approved subject to stockholder approval.  The Company’s principal stockholder, which holds 70% of the outstanding stock, has advised the Company that it will approve the plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties.  In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-K for the year ended December 31, 2008 and those described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements.  Such statements could be affected by risks and uncertainties related to our financial conditions, our relationship with the holder of our senior and subordinated debt, including the willingness or unwillingness of the holder of the senior debt to extend the maturity date of the senior debt and the amount and timing of any payments which the holder of the senior debt may require, our ability to sell any or all of our divisions or effect a restructure of our business and our debt and equity structure on terms acceptable to the holder of the senior debt, our relationship with British Telecommunications including its continued requirements for our products, factors which affect the telecommunications industry, market and customer acceptance, our access to current technology, competition, domestic and foreign government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

Our Signal Processing products include data bus components, cable assemblies and wideband transformers. Our data bus components provide network infrastructure that connects remote terminals used in military data transmission applications, where an extremely high level of reliability and performance is required. Our wideband video isolation transformers are used by the television and broadcast, medical imaging, in-flight entertainment and industrial process control industries to reduce ground noise interference and improve picture quality.  Our wideband products are also used by test and measurement engineers in the characterization of data transmission networks.

Our Connection/protection segment generated income from operations, prior to allocations of corporate expenses, of $471,000 for the three months ended March 31, 2009 (the “March 2009 Quarter”) and $447,000 for the three months ended March 31, 2008 (the “March 2008 Quarter”). We had a net loss from operations after allocations of corporate expenses on our Connection/protection segment of $56,000 for the March 2009 Quarter compared to a net loss of $62,000 for the March 2008 Quarter.  Although our sales from this segment increased $828,000  from the March 2008 Quarter to the March 2009 Quarter, our gross margin decreased, primarily due to the strength of the US dollar verses the British pound on our sales to British Telecommunications and its system integrators.  Our Signal segment generated net income from operations, prior to allocation of corporate expenses, of $471,000 in the first quarter of 2009 compared to $241,000 in the comparable period in 2008, on both increased sales and margins due to product mix.  We recognize revenue from Connection/protection and Signal products when the product is shipped.

In February 2009, we entered into a supplier finance agreement with Lloyds TSB Commercial Finance Limited to factor British Telecommunications accounts receivables on a non-recourse basis.  We pay fees to Lloyds TSB Commercial Financing at a rate equal to LIBOR plus 0.7%, based on the number of days to maturity of each invoice that is factored.  These fees, which are treated as a general and administrative expense, were immaterial in the March 2009 Quarter.

Dependence on British Telecommunications

During the past three years, sales to British Telecommunications, consisting of both direct sales and sales to systems integrators for British Telecommunications represented a substantial percentage of our total sales. References to British Telecommunications include British Telecommunications and its systems integrators, unless the context indicates otherwise.  These sales were of copper connection and protection products. Our sales to British Telecommunications have declined significantly, from $20,313,000 in 2006 to $12,504,000 in 2007 to $10,296,000 in 2008.  We were not able to offset completely this decline in sales.  Sales to customers in Great Britain are made in the local currency. As a result, while our costs are incurred in dollars, the dollar value of our collections from these customers, primarily British Telecommunications, has decreased. The exchange rate change along with reduced sales volume and change in product mix sold to British Telecommunications, had an impact on overall gross margin, which declined from 33% for 2006 to 29% for 2007 to 21% for 2008 and was 14% for the three months ended March 31, 2009.

The following table sets forth information as to sales to each customer or customer group that accounted for 10% or more of the Company’s sales in the three months ended March 31, 2009 and 2008 (dollars in thousands).

	Three Months Ended March 31,
	2009		2008
Customer	Dollars	%	Dollars	%
British Telecommunications	$2,957	39%	$2,338	36%
British Telecommunications and its Systems Integrators*	3,351	44%	2,926	45%
Teléfonos de México S.A. de C.V. (Telmex)	1,684	22%	258	4%
Ericsson	-	-%	794	12%

* Sales to British Telecommunications are included in the sales and percentages figures on the line “British Telecommunications and its systems integrators.”

To the extent that British Telecommunications reduces its purchases from, or purchases products at a price which results in a reduced gross margin, our ability to operate profitably will be impaired.  We may not be able to replace this business from other customers and we cannot give any assurance that British Telecommunications will increase or continue its purchases from us in the future or that we will be able to improve our margins on these sales.

Reverse Split and Debt Restructuring

On July 31, 2008, we effected a one-for-11.11 reverse split pursuant to which each share of common stock became converted into 0.0900090009 shares of common stock.

On July 31, 2008, we implemented a trouble debt restructuring plan (as defined under SFAS 15).  As a result of the debt restructuring, our senior and subordinated debt was restructured and reduced.  However, all of the interest due on the restructured senior debt and subordinated notes has been added to principal for accounting purposes.  As a result, we do not accrue interest on our restructured senior debt and subordinated notes, which would have been accrued during the March 2008 Quarter.

As part of the debt restructuring, we issued to Cheyne Special Situations Fund, L.P., as the holder of the senior debt, 7,038,236 shares of common stock, which represents 70% of the outstanding common stock.   As a result, pursuant to Section 482 of the Internal Revenue Code, our ability to use net operating loss carryforwards which were generated prior to the debt restructuring was significantly reduced.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be complex and consequently actual results could differ from those estimates. Among the more significant estimates included in these consolidated financial statements are allowance for doubtful accounts receivable, inventory reserves, goodwill valuation and the deferred tax asset valuation allowance. Because of our stockholders’ deficit of $16,044,000 at December 31, 2008, a net loss from continuing operations before extraordinary gain and discontinued operations of $2,352,000 for the year ended December 31, 2008, and our working capital constraints, our accounting firm included in its report on our financial statements for the year ended December 31, 2008, an explanatory paragraph about our ability to continue as a going concern.  Although we generated net income of $176,000 for the March 2009 Quarter, our stockholders’ deficit at March 31, 2009 was $16,019,000, and we continue to be subject to working capital constraints.

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

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations. With respect to the testing of our goodwill for impairment, we determine the estimated fair value of the reporting unit by considering the projected cash flows generated and a market approach analysis to which the goodwill relates.  The market approach is based on the comparable transaction method, which considers the sale and acquisition activities in our industry.  We test the goodwill for impairment on an annual basis, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable.    As of March 31, 2009 and December 31, 2008, all of our goodwill related to our signal processing division. We cannot give assurances that write-downs in the future will not be necessary, although management believes that no additional goodwill impairment charges are necessary at this time and that there was no impairment of goodwill for the March 2009 Quarter.

Deferred Income Tax Valuation Allowance

Deferred taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the United States Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid. An effect of our debt restructuring was the issuance of more than 50% of our common stock to new stockholders.  As a result, our ability to use our remaining net operating loss carryforwards will be severely curtailed in accordance with Section 382 of the Internal Revenue Code. Due to our losses in previous years, a valuation allowance for the entire deferred tax asset was provided, which management believes is still appropriate, due to the uncertainty as to future realization and uncertainties associated with projections of future taxable income.

Other Matters

During the past several years we have, on a number of occasions, engaged in negotiations with respect to the sale of one or more of our divisions. None of our discussions resulted in an agreement. We expect to continue to engage in such negotiations in the future.

Results of Operations

The following table sets forth our consolidated statements of operations for the three months ended March 31, 2009, in dollars and as a percentage of sales.

	Three Months Ended March 31,
	2009		2008
	(dollars in thousands)
	Dollars	%	Dollars	%
Sales	$7,653	100%	$6,545	100%
Cost of sales	5,718	75%	4,708	72%
Gross profit	1,935	25%	1,837	28%
Selling, general and administrative expenses	1,305	17%	1,342	21%
Research and development expenses	336	5%	424	6%
Operating income	294	3%	71	1%
Interest expense, net	(33)	-%	(591)	(9)%
Other income, net	9	-%	8	-%
Income (loss) before income taxes	270	3%	(512)	(8)%
Income tax expense	(94)	(1)%	(25)	-%
Net income (loss)	176	2%	(537)	(8)%
Foreign currency translation adjustment	(151)	(2)%	(84)	(1)%
Comprehensive income (loss)	$25	-%	$(621)	(9)%

The following table sets forth the Company’s sales by product line for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
	(dollars in thousands)
	Dollars	%	Dollars	%
Connection/protection:	$6,220	81%	$5,392	82%
Signal	1,433	19%	1,153	18%

Connection/protection equipment sales for the March 2009 Quarter were $6,220,000, an increase of $828,000 (15.4%) from $5,392,000 for the March 2008 Quarter. The increase was primarily due to increased sales of connector products to British Telecommunications and its systems integrators of approximately $425,000, and increase sales to Telmex of $1,426,000 partially offset by decreased sales to Ericsson of $794,000.  A significant percentage of our revenues are derived from British Telecommunications and its installers. Any continuation of the significant reduction in the level of business from British Telecommunications and its installers could continue to have a material adverse effect upon both our revenue and net income.  Sales to Telmex of $1,684,000 represented 22% of our sales during the March 2009 Quarter.  During the second quarter of 2009, business in Mexico generally was affected by the swine flu.  We cannot determine at the present time the effect, if any, that the swine flu will have on the business from Telmex.

Signal sales for the March 2009 Quarter were $1,433,000, an increase of $280,000 (24.3%) from $1,153,000 in the March 2008 Quarter. The increase in signal sales was primarily due to an increase in orders placed by the military sector.

Gross profit was $1,935,000 for the March 2009 Quarter, an increase of $98,000 (5%) from $1,837,000 for the March 2008 Quarter.  Gross margin for the March 2009 Quarter was 25% compared to 28% for the March 2008 Quarter.  Gross margin for connection/protection was 19% for the March 2009 Quarter, as compared with 24% for the March 2008 Quarter.  The decrease is related to changes in product mix in the connection/protection division and the effects of the stronger dollar, against the British pound.   We do not engage in hedging as a method of seeking to reduce the impact of currency fluctuations.  Gross margin for signal was 52% for the March 2009 Quarter, as compared with 47 % for the March 2008 Quarter.  The increase in gross margin for signal was primarily related to product mix.

Selling, general and administrative expenses decreased by $37,000 (2.8%) from $1,342,000 in the March 2008 Quarter to $1,305,000 for the March 2009 Quarter.  Selling expenses decreased primarily due to a reduction in advertising. General and administrative expenses decreased slightly as part of our overall cost cutting initiatives.

Research and development decreased by $88,000 (20.8%) to $336,000 for the March 2009 Quarter from $424,000 for the March 2008 Quarter.  The decrease in the quarter resulted primarily from a reduction of personnel and a decrease in prototypes which were not required in the current phase of the development of our new products.

As a result of the foregoing, we had operating income of $294,000 for the March 2009 Quarter, compared with operating income of $71,000 in the March 2008 Quarter.

Net interest expense, for the March 2009 Quarter was $33,000 compared to $591,000 for March 2008 Quarter.  The decrease of $558,000 resulted from the restructuring of our senior and subordinated debt during the third quarter of 2008.  The debt restructuring was treated as a troubled debt restructuring, and all of the interest through the stated maturity dates of the notes was accrued on the date of issuance, on July 31, 2008, and added to the principal of the notes.  As a result, the interest on the restructured senior and subordinated debt is not treated as a current period cost.  Interest at the stated interest rates on the restructured debt would have been $440,000 for the March 2009 Quarter if the debt had not been treated as a troubled debt restructuring.  The interest which we accrued during the March 2009 Quarter represents interest on the $425,000 advance made to us by our senior lender in November 2008 at a rate of LIBOR plus 10%, which was approximately 11.7% for the March 2009 Quarter, and interest on our subordinated debentures at 8.26%.

Income tax expense for the quarter ended March 31, 2009 relates to Mexico taxes.  No federal or state income tax expense has been provided due to the availability of net operating loss carry forwards primarily generated after the July 31, 2008 debt restructuring.

For the March 2009 Quarter, we generated net income of $176,000, or $0.02 per share (basic and diluted), as compared with a net loss of $537,000, or $0.59 per share (basic and diluted) for the March 2008 Quarter.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $542,000 compared with $292,000 at December 31, 2008, and we had working capital of $567,000, as compared with $827,000 at December 31, 2008.  The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands).

Category	March 31,	December 31,	December 31, 2008 to March 31, 2009
	2009	2008	Dollar Change	Percent Change
Current Assets
Cash and cash equivalents	$542	$292	$250	86%
Accounts receivable – trade, net	3,698	4,554	(856)	(19)%
Inventories	6,271	6,110	161	3%
Prepaid expenses and other current assets	369	202	167	83%
Total current assets	$10,880	$11,158	$(278)	(2)%

Current Liabilities
Senior debt, including interest	$1,500	$1,500	$-	-
Subordinated notes, including interest	191	191	-	-
Subordinated debentures, principal	385	385	-	-
Accounts payable	5,400	5,529	(129)	(2)%
Accrued expenses and other	2,488	2,390	98	4%
Other accrued interest payable	349	336	13	4%
Total current liabilities	$10,313	$10,331	$(18)	-%

Working Capital	$567	$827	$(260)	(31)%

Cash flow from operations was $735,000 for the March 2009 Quarter, as compared with $117,000 of cash used in operations for the March 2008 Quarter.  The Company has entered into a supplier finance agreement with Lloyds TSB Commercial Finance to factor British Telecommunications receivables without recourse.  The use of this agreement has the effect of accelerating the cash flow on British Telecommunications’ receivables and represents a significant portion of the $856,000 reduction in accounts receivable from the March 2008 Quarter to the March 2009 Quarter.  Fees are at LIBOR plus 0.7% on the days to maturity of each invoice that is factored.

During both the March 2009 Quarter and the March 2008 Quarter, our only investing activities were capital expenditures of $71,000 and $22,000, respectively.

During the March 2009 Quarter, we paid senior and subordinated debt of $ 286,000.  We had no other cash flow or expenditure from financing activities during the March 2009 Quarter.  During the March 2008 Quarter, there was no cash flow or expenditure from financing activities.

Because a significant portion of our sales are foreign and denominated in currencies other than the United States dollar, changes in exchange rates have an effect on our cash.  During the March 2009 Quarter and the March 2008 Quarter, we sustained losses as a result of exchange rates of $128,000, and $40,000, respectively.

As a result of the debt restructuring, we had positive working capital at both March 31, 2009 and December 31, 2008.  However, the debt restructuring itself did not provide us with any additional cash for our operations.  Our only source of funds other than normal operations is our senior lender, Cheyne Special Situations Fund, L.P.   During the fourth Quarter of 2008, we required additional funds from Cheyne, and Cheyne provided such funds.  Cheyne also agreed to reschedule the payments on the senior debt as of January 1, 2009.  However, despite our modest profit in the March 2009 Quarter, our significant historical losses and the uncertainty of any significant increase in business from British Telecommunications or Telmex, together with the worldwide economic downturn and the general lack of credit even for companies with strong balance sheets and positive operation results, will increase the difficulties in obtaining financings from other sources.  These factors may continue to affect our ability to generate business from new customers as well as our ability to make the payments that are due to Cheyne.  We cannot give any assurance that Cheyne will provide us with any additional funding if the need arises. If we are not able to generate sufficient revenue to enable us to meet our obligations or obtain financing from Cheyne, we would not be able to continue in business, and it would be likely that we would seek protection under the Bankruptcy Code.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

We conduct certain operations outside the United States. A substantial portion of our revenue and expenses from our United Kingdom operations are denominated in pounds. Any pound-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. During the March 2009 Quarter, the loss from exchange rates represented approximately 1% of sales.  For the same period in 2008, the currency translation adjustment was not significant in relation to our total revenue.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management, with participation of our chief executive and financial officers, has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q.

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008, we determined that, as of the end of the fiscal year 2008, there was a material weakness affecting our internal control over financial reporting with respect to information technology (as described below) and, as a result of the material weaknesses, our disclosure controls and procedures were not effective. We are continuing to evaluate a change in the information system platform for our financial and operational systems which will remediate the material weaknesses.  The selection and implementation of a new system is expected to be completed over the next few years as a result of our current cash constraints. Consequently, based on the evaluation described above, our management, including our chief executive officer and our chief financial officer, have concluded that, as of the March 31, 2009, our disclosure controls and procedures were not effective.

Internal Control over Financial Reporting

As previously reported in form 10-K for the year ended December 31, 2008, management identified significant deficiencies that when aggregated may give rise to a material weakness specifically relating to  a) program change management in the Company’s PROCOMM system, b) lack of integrated modules with the general ledger and c) excessive manual adjustments to the inventory module are required.

Management’s Plan of Remediation

Management plans to evaluate, select and install a new integrated enterprise resource planning (ERP) system that will include a complete general ledger and reporting package to eliminate the need for manual updates and significantly reduce the need for journal entries in the financial reporting process. Specific remediation actions used in 2009 to address our material weakness in internal control over financial reporting with respect to information technology include the following:

•	In-depth review of all perpetual inventory reports;

•	Analyzing of production reporting with respect to ending inventory, and

•	Re-computation of reports on a test basis.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5.   Other Information

Supplier Finance Agreement

In February 2009, we entered into a supplier finance agreement with Lloyds TSB Commercial Finance Limited to factor British Telecommunications accounts receivables on a non-recourse basis.  We pay fees to Lloyds TSB Commercial Financing at a rate equal to LIBOR plus 0.7%, based on the number of days to maturity of each invoice that is factored.

Modification of Working Capital Senior Note

Effective May 1, 2009, the working capital senior note was replaced with a new working capital note in the amount of $1,461,316 (including accrued interest).  The new note provides for monthly payments of $125,000 commencing May 31, 2009, with a final payment of the remaining principal and interest on May 31, 2010.  Payments are applied first to accrued interest and any remainder to principal.  The new working capital note is collateralized by all of the assets of the Company which also secure the existing senior debt.

Adoption of the 2009 Long-Term Incentive Plan.

On May 11, 2009, our board of directors approved the 2009 Long-Term Incentive Plan, which covers 1,000,000 shares of common stock.  The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The plan provides for the automatic grant of options to independent directors as follows:  On the date that the plan was adopted, each independent director received the grant of an option to purchase 5,000 shares of common stock at an exercise price of $0.022 per share, which was the average of the last reported price for the common stock for the ten trading days immediately preceding the date of grant.  On May 1 of each year, commencing May 1, 2010, each independent director will receive an option to purchase 5,000 shares at an exercise price equal to the average of the last reported price for the common stock for the ten trading days immediately preceding the date of grant.  Each newly elected independent director will receive an option to purchase 10,000 shares at an exercise price equal to the average of the last ten trading days immediately preceding the date of becoming a director.  Independent directors are not eligible for options or other rights under the plan except for the options granted pursuant to the automatic grant provision.  The plan was approved subject to stockholder approval.  The Company’s principal stockholder, which holds 70% of the outstanding stock, has advised the Company that it will approve the plan.

Item 6. Exhibits

4.1	Working capital senior note dated May 1, 2009.
10.1	2009 Long-Term Incentive Plan.
10.2	Lloyds TSB Commercial Finance Limited supplier finance agreement
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTA SYSTEMS CORP.

Dated: May 14, 2009	By:	/s/Edward B. Kornfeld
Edward B. Kornfeld
Chief Executive Officer

	By:	/s/ Leslie K. Brand
Leslie K. Brand
Chief Financial Officer