Form 10-Q
period 2009-06-30
PORTA SYSTEMS CORP
filed 2009-08-14
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Common stock (par value $0.01) 9,954,569 shares as of August 7, 2009.

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements
PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)
	Unaudited June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$375	$292
Accounts receivable - trade, less allowance for doubtful accounts of $20 in 2009 and $30 in 2008	2,897	4,554
Inventories	5,287	6,110
Prepaid expenses and other current assets	320	202
Total current assets	8,879	11,158

Property, plant and equipment, net	1,541	1,564
Goodwill	2,961	2,961
Other assets	78	78

Total assets	$13,459	$15,761

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt including interest	$1,658	$1,500
Subordinated notes including interest	191	191
6% subordinated debentures, principal	385	385
Accounts payable	4,409	5,529
Accrued expenses and other	1,946	2,390
Other accrued interest payable	731	336

Total current liabilities	9,320	10,331

Long term liabilities:
Senior Debt including interest	17,583	18,056
Subordinated notes including interest	2,672	2,767
Deferred compensation and other long term liabilities	634	651

Total long term liabilities	20,889	21,474

Total liabilities	30,209	31,805

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	-	-
Common stock, par value $.01; authorized 20,000,000 shares, issued 9,957,354 at June 30, 2009 and December 31, 2008	100	100
Additional paid-in capital	76,244	76,244
Accumulated deficit	(85,702)	(85,307)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(5,454)	(5,143)
	(14,812)	(14,106)
Treasury stock, at cost, 2,785 shares	(1,938)	(1,938)
Total stockholders’ deficit	(16,750)	(16,044)

Total liabilities and stockholders’ deficit	$13,459	$15,761

See accompanying notes to consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)
	Six months ended
	June 30,	June 30,
	2009	2008

Sales	$14,075	$13,222
Cost of sales	10,574	9,539
Gross profit	3,501	3,683

Selling, general and administrative expenses	2,632	2,626
Research and development expenses	666	794
Total expenses	3,298	3,420

Operating income	203	263

Interest expense, net	(464)	(1,180)
Other income, net	14	7

Loss before income taxes	(247)	(910)

Income tax expense	(148)	(36)

Net loss	$(395)	$(946)

Other comprehensive loss:
Foreign currency translation adjustments	(311)	(122)

Comprehensive loss	$(706)	$(1,068)

Basic and diluted loss per share of common stock	$(0.04)	$(1.05)

Weighted average shares outstanding	9,955	905

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except per share amounts)

	Three Months Ended
	June 30,	June 30,
	2009	2008
Sales	$6,422	$6,677
Cost of sales	4,856	4,831
Gross profit	1,566	1,846

Selling, general and administrative expenses	1,327	1,284
Research and development expenses	330	370
Total expenses	1,657	1,654

Operating (loss) income	(91)	192

Interest expense, net	(432)	(589)
Other income, net	5	1
Loss before income taxes	(518)	(396)

Income tax expense	(53)	(12)

Net loss	$(571)	$(408)

Other comprehensive loss:
Foreign currency translation adjustments	(160)	(38)

Comprehensive loss	$(731)	$(446)

Basic and diluted loss per share of common stock	$(0.06)	$(0.45)

Weighted average shares outstanding	9,955	905

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six months ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(395)	$(946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	150	186
Inventory reserve	(110)	(376)
Allowance for doubtful accounts	(10)	(30)
Changes in operating assets and liabilities:
Accounts receivable	1,895	(884)
Inventories	991	401
Prepaid expenses and other current assets	(74)	(393)
Other assets	(2)	(6)
Accounts payable, accrued expenses and other liabilities	(1,221)	1,543
Net cash provided by (used in) operating activities	1,224	(505)

Cash flows from investing activities:
Capital expenditures, net	(132)	(76)
Net cash used in investing activities	(132)	(76)

Cash flows from financing activities:
(Repayments) borrowings of senior debt	(410)	600
Net cash (used in) provided by financing activities	(410)	600

Effect of exchange rate changes on cash	(599)	(142)

Increase (decrease) in cash and cash equivalents	83	(123)

Cash and cash equivalents - beginning of the year	292	494

Cash and cash equivalents - end of the period	$375	$371

Supplemental cash flow disclosure:

Cash paid for interest expense	$27	$5

Cash paid for income taxes	$148	$4

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Management’s Responsibility for Interim Financial Statements Including All Adjustments Necessary for Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair presentation of its consolidated financial position and the results of its operations for the interim period presented.  These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2008. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described in the financial statements.  The audit opinion included in the December 31, 2008 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The factors which resulted in the explanatory paragraph are continuing. Results for the second quarter or the first six months of 2009 are not necessarily indicative of results for the year. Certain reclassifications have been made to the prior consolidated financial statements to conform to the current year presentation.

On July 31, 2008, the Company amended its certificate of incorporation to effect a one-for-11.11 reverse split pursuant to which each share of common stock was converted into 0.0900090009 shares of common stock.  Neither the par value nor the number of authorized shares was changed as a result of the reverse split.  The financial statements give retroactive effect to the reverse split.

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending June 30, 2009, subsequent events were evaluated by the Company as of August 13, 2009, the date on which the Form 10-Q, which included the unaudited consolidated financial statements at and for the quarter ended June 30, 2009, were available to be issued.

Note 2: Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market.  The composition of inventories at the end of the respective periods is as follows (net of reserve of $1,769,000 for 2009 and $1,575,000 for 2008):

	June 30, 2009	June 30, 2008

Parts and components	$3,467,000	$4,424,000
Work-in-process	903,000	716,000
Finished goods	917,000	1,247,000
	$5,287,000	$6,387,000

Note 3: Senior and Subordinated Debt

During the quarter ended September 30, 2008, the Company issued common stock and restructured the senior debt as part of a troubled debt restructuring under SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring.”  Accordingly, the interest accrued through maturity was included in the amount of the note reflected on the September 30, 2008 balance sheet. The convertible debentures were not changed as a result of the troubled debt restructuring.  On January 1, 2009, the payment terms for the senior notes were revised and extended, and on May 1, 2009 and June 1, 2009, the payment terms for the floating rate working capital senior note were revised.  The three modifications in 2009 were treated as troubled debt restructurings.  Since these modifications did not reduce the future cash payments below the carrying amount of the liability on the balance sheet as of the date of the modification, under SFAS 15, the additional interest resulting from the revised payment schedule is to be accounted for under the interest method and amortized to effectuate a consistent yield over the remaining term of the senior note.  The total interest that should have been recorded during the quarter ended March 31, 2009 was approximately $186,000.  During the quarter ended March 31, 2009, the Company recorded interest expense of approximately $7,500.  In order to properly record the year to date interest expense, the Company recorded an additional $178,500 of interest expense in the second quarter of 2009.

The Company has evaluated the effect of recording the additional interest expense on the financial statements taken as a whole, and to its shareholders, and has determined that a restatement of the Company’s financial statements for the quarter ended March 31, 2009 is not warranted because of the following:

•	the non-cash nature of the interest charge;

•	the adjustment had no impact on income from operations;

•	the fact that the results of operations for the six months ended June 30, 2009 reflect the accrual of interest resulting from the troubled debt restructuring in accordance with SFAS 15; and

•	due to the various debt restructurings and the amount of accreted interest recorded on the balance sheet, the interest expense recorded in relation to the debt is not considered to be meaningful.

The following table sets forth information as to the Company’s senior and subordinated debt as of June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008
12.5% senior note payable in installments through September 30, 2016, including interest of $6,165,000 at June 30, 2009 and December 31, 2008 (1)(2)	$17,766,000	$17,766,000
Floating rate working capital senior note, including interest of $0 at June 30, 2009 and $54,000 at December 31, 2008 (1)(3)	1,475,000	1,790,000
10% Subordinated notes due in installments through January 31, 2016, including interest of $1,125,000 at June 30, 2009 and $1,256,000 at December 31, 2008 (4)	2,863,000	2,958,000
Subordinated debentures (5)	385,000	385,000

(1)	The senior debt is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets.

(2)
This note initially provided for a maturity of March 31, 2015 with scheduled payments over the term of the note.  As a result of a January 1, 2009 modification, the maturity date and the payment schedule was revised.  At June 30, 2009, the note provides for twelve quarterly installments each in the amount of $375,000, with the first payment being due on June 30, 2010, followed by 13 quarterly installments of principal and interest each in the amount of $500,000, with a final payment of all remaining principal and accrued interest on September 30, 2016 (See Note 8- Subsequent Event).  Payments are applied first to accrued interest and any remainder to principal.

(3)
These notes bear interest at the six-month LIBOR rate plus 10% per annum, which was 11.1% per annum at June 30, 2009 and 11.7% at December 31, 2008.  On June 1, 2009, the terms of this note were modified to provide for monthly payments of $125,000, with a final payment of the remaining principal and interest on July 30, 2010.  Payments are applied first to accrued interest and any remainder to principal.  During the second quarter of 2009 and for the six months ended June 30, 2009, the Company made payments of $125,000, and $375,000, of which $16,000 and $76,000 was interest and $109,000 and $299,000 was principal, respectively.

(4)	These notes are payable based upon a 25-year amortization schedule and mature January 31, 2016.

(5)
At June 30, 2009 and December 31, 2008, accrued interest on these notes was $344,000 and $326,000, respectively, and the interest is included in other accrued interest payable.  The trustee of the debentures gave notice to the Company that the non-payment caused an event of default. The convertibility feature associated with the debentures expired upon their stated maturity date, which was July 1, 2002.  The holder of the senior debt precluded the Company from making payments on the debentures, except that, pursuant to the debt restructuring, the Company offered the holders of the debentures the right to exchange their debentures for their proportionate shares of (a) subordinated notes in the principal amount of $100,000, (b) 100,546 shares of common stock, and (c) the Company may make the payments provided in the new notes.  As of June 30, 2009, no holders of the debentures had accepted the Company’s offer.

The holder of the senior debt has no obligation to make any further loans or modification of the loans to the Company.  Any adverse events, including declines in business, could cause a default on the debt and could affect the decision of the senior debt holder to extend or demand payment.  If the senior debt holder demands payment of all or a significant portion of the senior debt when due, the Company will not be able to continue in business.

Note 4: Accounting for Stock Based Compensation

On May 11, 2009, the Company’s board of directors approved the 2009 Long-Term Incentive Plan, which covers 1,000,000 shares of common stock.  The plan provides for the grant of incentive and non-qualified options, stock grants, stock appreciation rights and other equity-based incentives to employees, including officers, and consultants. The plan provides for the automatic grant of options to independent directors as follows:  On the date that the plan was adopted, each independent director received the grant of an option to purchase 5,000 shares of common stock at an exercise price of $0.022 per share, which was the average of the last reported price for the common stock for the ten trading days immediately preceding the date of grant.  On May 1 of each year, commencing May 1, 2010, each independent director will receive an option to purchase 5,000 shares at an exercise price equal to the average of the last reported price for the common stock for the ten trading days immediately preceding the date of grant.  Each newly elected independent director will receive an option to purchase 10,000 shares at an exercise price equal to the average of the last ten trading days immediately preceding the date of becoming a director.  Independent directors are not eligible for options or other rights under the plan except for the options granted pursuant to the automatic grant provision.  The plan was approved subject to stockholder approval.  The Company’s principal stockholder, which holds 70% of the outstanding stock, has advised the Company that it approved the plan.

For the six months ended June 30, 2009, the Company issued nonqualified stock options to purchase 20,000 shares of common stock at an exercise price of $0.022 per share to non-management directors under its 2009 Plan.   Options under this Plan have a term of 10 years. The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period when granting stock options.  All options previously granted are fully vested. Based on the Black-Scholes valuation model there is a diminimus non-cash compensation expense attributable to stock options granted during the quarter which is not reflected in the consolidated statements of operations. Stock compensation expense for all vested options to date is immaterial.

Note 5: Segment Data

The Company develops, designs, manufactures and markets a range of standard and proprietary telecommunications equipment and signal processing equipment for sale domestically and internationally. Our core products, focused on ensuring communications for providers worldwide, fall principally into two categories:

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

Signal Processing Equipment. Signal processing products are sold principally for use in defense and aerospace applications and support copper wire-based communications systems. Our signal processing products provide network infrastructure in data-transmission applications.  Customers for signal processing equipment are major U.S. aircraft, naval ship and ground-based vehicle manufacturers, as well as their systems integrators.

The factors used to determine the segments focused primarily on the types of products and services provided, and the type of customer served.  Each of these segments is managed separately from the others, and management evaluates segment performance based on operating income.

There has been no significant change, from December 31, 2008, in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company’s assets for the connection /protection and signal reporting segments (dollars in thousands).

	Six Months ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Sales:
Line	$11,109	$10,847	$4,889	$5,455
Signal	2,966	2,375	1,533	1,222
Total	$14,075	$13,222	$6,422	$6,677

Segment profit:
Line	$515	$897	$45	$450
Signal	935	503	464	262
Total	$1,450	$1,400	$509	$712

The following table reconciles segment totals to consolidated totals (dollars in thousands):

	Six Months ended		Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Operating income:
Total segment income for reportable segments	$1,450	$1,400	$509	$712
Corporate and unallocated	(1,247)	(1,137)	(600)	(520)
Consolidated total operating income (loss)	$203	$263	$(91)	$192

Note  6: New Accounting Standards

The terms “SFAS” and “FASB” used in these notes refer to Statements of Financial Accounting Standards issued by the United States Financial Accounting Standards Board.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its second quarter and did not have an impact on its Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168). SFAS 168 establishes the FASB Standards Accounting Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied to nongovernmental entities and rules and interpretive releases of the SEC as authoritative GAAP for SEC registrants. The Codification will supersede all the existing non-SEC accounting and reporting standards upon its effective date and subsequently, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. SFAS 168 also replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, given that once in effect, the Codification will carry the same level of authority. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which requires publicly traded companies to include in their interim financial reports certain disclosures about the carrying value and fair value of financial instruments previously required only in annual financial statements and to disclose changes in significant assumptions used to calculate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 is effective for all interim reporting periods ending after June 15, 2009, with early adoption permitted for interim reporting periods ending after March 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

Note 7: Significant Customers

Sales to British Telecommunications and its systems integrators and Teléfonos de Mexico S.A. de C.V. (Telmex) accounted for approximately 60% of sales in the six months of 2009, and 55% of sales for the same period in 2008.  The following table sets forth information as to sales to each customer or customer group that accounted for 10% or more of the Company’s sales for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2009		2008		2009		2008
Customer	Dollars	%	Dollars	%	Dollars	%	Dollars	%
British Telecommunications	$4,334	31%	$4,880	37%	$1,377	21%	$2,542	38%
British Telecommunications and its Systems Integrators*	4,784	34%	5,769	44%	1,433	22%	2,843	43%
Teléfonos de México S.A. de C.V. (Telmex)	3,601	26%	1,464	11%	1,926	30%	1,206	18%

* Sales to British Telecommunications are included in the sales and percentages figures on the line “British Telecommunications and its Systems Integrators”.

Note 8: Subsequent events

Effective August 1, 2009, the working capital senior note was replaced with a new working capital note in the amount of $1,452,447.  The new note provides for monthly payments of $125,000 commencing August 31, 2009, with a final payment of the remaining principal and interest on July 31, 2010.  Payments are applied first to accrued interest and any remainder to principal.  This modification is treated as a troubled debt restructuring.   Since the modification does not reduce the future cash payments below the carrying amount of the liability at the modification date, under SFAS 15, the additional interest resulting from the revised payment schedule is accounted for under the interest method and amortized to effectuate a consistent yield over the remaining term of the working capital note. The new working capital note is collateralized by all of the assets of the Company which also secures the existing senior debt.

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

We also have developed a range of security products for use in Closed Circuit TV (CCTV) installations.  Our CCTV video balun products allow full motion color or monochrome video transmission via cost-effective unshielded twisted pair category three or better cable, eliminating expensive and bulky coax cable. The Company’s CCTV surge protectors provide protection against voltage spikes and current surges that can disable and permanently damage expensive video equipment, including cameras and recorders, resulting in loss of important information and reduced security.

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

Our Connection/protection segment generated income from operations, prior to allocations of corporate expenses, of $515,000 for the six months ended June 30, 2009 (the “June 2009 Period”) compared to $897,000 for the six months ended June 30, 2008 (the “June 2008 Period”). We had a net loss from operations after allocations of corporate expenses on our Connection/protection segment of $467,000 for the June 2009 Period compared to $36,000 in the June 2008 Period. Our sales from this segment decreased by $262,000 from the June 2008 Period to the June 2009 Period due to decreased sales to British Telecommunications, which were offset in part by increased sales to Telmex.  Additionally our gross margin decreased, primarily due to the strength of the US dollar versus the British pound on our sales to British Telecommunications and its system integrators.

Our Signal segment generated net income from operations, prior to allocation of corporate expenses, of $935,000 in the June 2009 Period compared to $503,000 in the June 2008 Period, and this segment had net income from operations after allocations of corporate expense of $670,000 in the June 2009 Period compared to $299,000 in June 2008 Period, reflecting our increased sales in this segment.  We recognize revenue from Connection/protection and Signal products when the product is shipped.

Our Connection/protection segment generated income from operations, prior to allocations of corporate expenses, of $45,000 for the three months ended June 30, 2009 (the “June 2009 Quarter”) compared to $450,000 for the three months ended June 30, 2008 (the “June 2008 Quarter”). We had a net loss from operations after allocations of corporate expenses on our Connection/protection segment of $412,000 for the June 2009 Quarter compared to a net income from operations after allocation of corporate expenses of $25,000 for the June 2008 Quarter. Our sales from this segment decreased by $566,000 from the June 2008 Quarter to the June 2009 Quarter due to decreased sales to British Telecommunications offset in part by increased sales to Telmex, which directly relates to the decrease in operating income prior to allocations of corporate expense.  Additionally our gross margin decreased, in part due to the strength of the US dollar versus the British pound on our sales to British Telecommunications and its system integrators and in part due to the operating inefficiencies resulting from lower sales and a change in the product mix to lower margin products.  Our Signal segment generated net income from operations, prior to allocation of corporate expenses, of $464,000 in the second quarter of 2009 compared to $262,000 in the comparable period in 2008, and had income from operations after allocations of corporate expense of $321,000 in the June 2009 Quarter compared to $167,000 in June 2008 Quarter, due to increased sales volume.  We recognize revenue from Connection/protection and Signal products when the product is shipped.

In February 2009, we entered into a supplier finance agreement with Lloyds TSB Commercial Finance Limited to factor British Telecommunications accounts receivables on a non-recourse basis.  We pay fees to Lloyds TSB Commercial Financing at a rate equal to LIBOR plus 0.7%, based on the number of days to maturity of each invoice that is factored.  These fees, which are included in general and administrative expenses, were approximately $8,000 in the June 2009 Quarter and $24,000 for the June 2009 Period.

Dependence on British Telecommunications

During the past three years, sales to British Telecommunications, consisting of both direct sales and sales to systems integrators for British Telecommunications represented a substantial percentage of our total sales. References to British Telecommunications include British Telecommunications and its systems integrators, unless the context indicates otherwise.  These sales were of copper connection and protection products. Our sales to British Telecommunications have declined significantly, from $20,313,000 in 2006 to $12,504,000 in 2007 to $10,296,000 in 2008.   Sales for the June 2009 Period were $4,784,000.  We were not able to offset completely this decline in sales.  Sales to customers in Great Britain are made in the local currency. As a result, while our costs are incurred in dollars, the dollar value of our collections from these customers, primarily British Telecommunications, has decreased. The exchange rate change along with reduced sales volume and change in product mix sold to British Telecommunications, had an impact on overall gross margin, which declined from 33% for 2006 to 29% for 2007 to 21% for 2008 and was 25% for the June 2009 Period.

The following table sets forth information as to sales to each customer or customer group that accounted for 10% or more of the Company’s sales for the three and six months ended June 30, 2009 and 2008 (dollars in thousands):

	Six Months Ended June 30,				Three Months Ended June 30,
	2009		2008		2009		2008
Customer	Dollars	%	Dollars	%	Dollars	%	Dollars	%

British Telecommunications	$4,334	31%	$4,880	37%	$1,377	21%	$2,542	38%

British Telecommunications and its Systems Integrators*	4,784	34%	5,769	44%	1,433	22%	2,843	43%

Teléfonos de México S.A. de C.V. (Telmex)	3,601	26%	1,464	11%	1,926	30%	1,206	18%

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be complex and consequently actual results could differ from those estimates. Among the more significant estimates included in these consolidated financial statements are allowance for doubtful accounts receivable, inventory reserves, goodwill valuation and the deferred tax asset valuation allowance. Because of our stockholders’ deficit of $16,044,000 at December 31, 2008, a net loss from continuing operations before extraordinary gain and discontinued operations of $2,352,000 for the year ended December 31, 2008, and our working capital constraints, our accounting firm included in its report on our financial statements for the year ended December 31, 2008, an explanatory paragraph about our ability to continue as a going concern. We have continued to generate net losses in 2009 of $571,000 for the June 2009 Quarter and $395,000 for the June 2009 Period, our stockholders’ deficit at June 30, 2009 was $16,750,000, and we continue to be subject to working capital constraints.

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

Interest

In the third quarter of 2008, we effected a restructure of our senior and subordinated debt under SFAS 15, “Accounting by Debtors and Creditors for Troubled Debt Restructuring.” Accordingly, the interest accrued through maturity was included in the amount of the note reflected on the September 30, 2008 balance sheet. On January 1, 2009, the payment terms for the senior notes were revised and extended, and on Mary 1, 2009 and June 1, 1009, the payment terms for the floating rate working capital senior note were revised and extended. The modifications in 2009 were treated as troubled debt restructurings. Since these modifications did not reduce the future cash payments below the carrying amount of the liability on the balance sheet as of the date of the modification, under SFAS 15, the additional interest resulting from the revised payment schedule is to be accounted for under the interest method and amortized to effectuate a consistent yield over the remaining term of the senior note. See Note 3 of Notes to the Consolidated Financial Statements.

The convertible debentures were not changed as a result of the troubled debt restructuring, and we continue to accrue interest on these debentures.

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations. With respect to the testing of our goodwill for impairment, we determine the estimated fair value of the reporting unit by considering the projected cash flows generated and a market approach analysis to which the goodwill relates. The market approach is based on the comparable transaction method, which considers the sale and acquisition activities in our industry. We test the goodwill for impairment on an annual basis, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable. As of June 30, 2009 and December 31, 2008, all of our goodwill related to our signal processing division. We cannot give assurances that write-downs in the future will not be necessary, although management believes that no goodwill impairment charges are necessary at this time and that there was no impairment of goodwill for the six months ended June 30, 2009.

Fair Values of Financial Instruments

Cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

The fair value of the Company’s senior and subordinated debt and related interest cannot be reasonably estimated due to the lack of market pricing of such instruments. However, management believes, because of the Company’s financial position and the restructuring of the senior and subordinated debt on July 31, 2008, that the carrying value of these instruments approximates their fair values.

Deferred Income Tax Valuation Allowance

Deferred taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The temporary differences result from costs required to be capitalized for tax purposes by the United States Internal Revenue Code, and certain items accrued for financial reporting purposes in the year incurred but not deductible for tax purposes until paid. An effect of our debt restructuring was the issuance of more than 50% of our common stock to new stockholders. As a result, our ability to use our remaining net operating loss carryforwards will be severely curtailed in accordance with Section 382 of the Internal Revenue Code. Due to our current losses as well as our losses in previous years, a valuation allowance for the entire deferred tax asset was provided, which management believes is still appropriate, due to the uncertainty as to future realization and uncertainties associated with projections of future taxable income.

Other Matters

During the past several years we have, on a number of occasions, engaged in negotiations with respect to the sale of one or more of our divisions. None of our discussions resulted in an agreement. We expect to continue to engage in such negotiations in the future.

Results of Operations

The Company’s consolidated statements of operations for the periods indicated below are shown in dollars and as a percentage of sales:

	Six Months Ended June 30,				Three Months Ended June 30,
	(Dollars in thousands)
	2009		2008		2009		2008
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Sales	$14,075	100%	$13,222	100%	$6,422	100%	$6,677	100%
Cost of sales	10,574	75%	9,539	72%	4,856	76%	4,831	72%
Gross profit	3,501	25%	3,683	28%	1,566	24%	1,846	28%
Selling, general and administrative expenses	2,632	19%	2,626	20%	1,327	20%	1,284	19%
Research and development expenses	666	5%	794	6%	330	5%	370	6%
Operating income (loss)	203	1%	263	2%	(91)	(1)%	192	3%
Interest expense and other income (net)	(450)	(3)%	(1,173)	(9)%	(427)	(7)%	(588)	(9)%
Loss before income taxes	(247)	(2)%	(910)	(7)%	(518)	(8)%	(396)	(6)%
Income tax expense	(148)	(1)%	(36)	-%	(53)	(1)%	(12)	-%
Net loss	$(395)	(3)%	$(946)	(7)%	$(571)	(9)%	$(408)	(6)%

The Company’s sales, from continuing operations, by product line for the three and six month periods ended June 30, 2009 and 2008 are as follows (dollars in thousands).

	Six months ended June 30,
	2009		2008
Line	$11,109	79%	$10,847	82%
Signal	2,966	21%	2,375	18%
	$14,075	100%	$13,222	100%

	Three Months Ended June 30,
	2009		2008
Line	$4,889	76%	$5,455	82%
Signal	1,533	24%	1,222	18%
	$6,422	100%	$6,677	100%

Line equipment sales for the June 2009 Period, compared to the June 2008 Period, increased by $262,000 (2%). The increase in sales was primarily a result of increased sales to Telmex of approximately $2,137,000 offset by decreased sales to British Telecommunications and its systems integrators of approximately $985,000 and a decline in sales of $761,000 to another customer, that was less than a 10% customer in the June 2008 Period.

Sales for the June 2009 Quarter decreased by $566,000 (10%), compared to the June 2008 Quarter. The decrease in sales for the three months is the result of a decrease in sales of connector products to British Telecommunications and its systems integrators of approximately $1,410,000 partially offset by the increase of sales to Telmex of $720,000. As stated under “Overview,” British Telecommunications and its installers represented our largest customer in each of the June 2009 and 2008 Periods and the June 2009 and 2008 Quarters. Any continuation of the significant reduction in the level of business from British Telecommunications and its installers could continue to have a material adverse effect upon both our revenue and net loss.

Signal sales for the June 2009 Period were $2,966,000, compared to $2,375,000 in the June 2008 Period, an increase of $591,000 (25%). Sales for the June 2009 Quarter increased by $311,000 (25%) from $1,222,000 in the June 2008 Quarter to $1,533,000. The increase in Signal revenue for the six months was primarily due to increases in orders from the military sector.

Our gross margin for the June 2009 Period was 25% compared to 28% for the June 2008 Period. Gross margin for the June 2009 Quarter was 24% compared to 28% for the June 2008 Quarter. Gross margin for connection/protection was 17% and 18% for the three months and six months ended June 30, 2009, respectively, as compared to 24% for the three and six month period ended June 30, 2008. The decrease is related to changes in product mix in the connection/protection division and the effects of the stronger dollar against the British pound. We do not engage in hedging as a method of seeking to reduce the impact of currency fluctuations. Gross margin for Signal was 49% and 50% for the three and six months ended June 30, 2009, respectively, compared to 44% and 46% for the same periods in 2008.

Selling, general and administrative expenses were generally constant, increasing from $2,626,000 for the June 2008 Period to $2,632,000 for June 2009 Period. For the June 2009 Quarter, selling, general and administrative expenses increased by $43,000 from $1,284,000 in June 2008 Quarter to $1,327,000. Selling expenses decreased slightly due to a reduction in advertising. Administrative expenses increased primarily as a result of increased professional fees offset by the effects of our overall cost cutting initiatives.

Research and development expenses decreased by $128,000 (16%) in the June 2009 Period compared to the June 2008 Period, from $794,000 to $666,000. In the June 2009 Quarter, research and development expenses decreased by $40,000 (11%) to $330,000 from $370,000 in the June 2008 Quarter. The decrease in the quarter and six months resulted primarily from a reduction of personnel and a decrease in prototypes which were not required in the current phase of the development of our new products.

As a result of the foregoing, we had operating income of $203,000 for the June 2009 Period, compared with operating income of $263,000 in the June 2008 Period. We had an operating loss of $91,000 for the June 2009 Quarter as compared operating income of $192,000 in the June 2008 Quarter.

Interest expense, net, for the June 2009 Period was $464,000, compared with $1,180,000 for the June 2008 Period. The decrease of $716,000 resulted from the restructuring of our senior and subordinated debt during the third quarter of 2008. The debt restructuring was treated as a troubled debt restructuring, all of the interest through the stated maturity dates of the notes was accrued on July 31, 2008, the date of the debt restructuring, and added to the principal of the notes. As a result, the interest on the restructured subordinated debt which was issued on July 31, 2008 is not treated as a current period cost. On January 1, 2009, the payment terms for the senior notes were revised and extended, and on May 1, 2009 and June 1, 2009, the payment terms for the floating rate working capital senior note were revised and extended. These modifications were treated as troubled debt restructurings. Since these modifications did not reduce the future cash payments below the carrying amount of the liability on the balance sheet as of the date of the modification, under SFAS 15, the additional interest resulting from the revised payment schedule is to be accounted for under the interest method and amortized to effectuate a consistent yield over the remaining term of the senior note. During the June 2009 Period, we recorded approximately $364,000 of accrued interest on the 12.5% senior debt, which included $178,500 which, under SFAS 15, would have been accrued in the quarter ended March 31, 2009 (see Note 3 of Notes to Consolidated Financial Statements). Interest expense at the stated interest rates on the restructured debt would have been $899,000 and $447,000 for the six months and quarter ended June 30, 2009, respectively, if the debt had not been treated as a troubled debt restructuring. In addition to the interest on our 12.5% senior debt, interest which we accrued during the June 2009 Quarter represents interest on a floating rate working capital loan in the amount of $1,475,000 made to us by our senior lender in 2008, and modified on May 1, 2009 and on June 1, 2009 (See Note 8 of Notes to Consolidated Financial Statements), at a rate of LIBOR plus 10%, which was approximately 11.1% for the June 2009 Quarter, and interest on our subordinated debentures at 8.26%. Since the subordinated debentures have not been restructured, the interest on those debentures continues to be recorded as a period cost.

Income tax expense for the quarter and six months ended June 30, 2009 and 2008 relates to state and foreign taxes. No federal income tax expense has been provided due to losses incurred during the three and six month periods.

As a result of the foregoing, we generated a net loss of $395,000, or $.04 per share (basic and diluted), for the June 2009 Period, compared with net loss of $946,000, or $1.05 per share (basic and diluted) in the June 2008 Period. The net loss for the June 2009 Quarter was $571,000, or $0.06 per share (basic and diluted), compared with net loss of $408,000, or $0.45 per share (basic and diluted) in the June 2008 Quarter. The change in the net loss per share reflects the effect of the debt restructuring which resulted in the issuance of additional shares of common stock which, as of June 30, 2009, represents 91% of our outstanding common stock.

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $375,000 compared with $292,000 at December 31, 2008, and we had a working capital deficit of $441,000, as compared with working capital of $827,000 at December 31, 2008. The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands):

Category	June 30,	December 31,	December 31, 2008 to June 30, 2009
	2009	2008	Dollar Change	Percent Change
Current Assets
Cash and cash equivalents	$375	$292	$83	29%
Accounts receivable – trade, net	2,897	4,554	(1,657)	(36)%
Inventories	5,287	6,110	(823)	(13)%
Prepaid expenses and other current assets	320	202	118	58%
Total current assets	$8,879	$11,158	$(2,279)	(20)%

Current Liabilities
Senior debt, including interest	$1,658	$1,500	$158	11%
Subordinated notes, including interest	191	191	-	-
6% subordinated debentures, principal	385	385	-	-
Accounts payable	4,409	5,529	(1,120)	(20)%
Accrued expenses and other	1,946	2,390	(444)	(19)%
Other accrued interest payable	731	336	395	118%
Total current liabilities	$9,320	$10,331	$(1,011)	10%

Working Capital	$(441)	$827	$(1,268)	(153)%

Cash flow from operations was $1,224,000 for the June 2009 Period, as compared with $505,000 of cash used in operations for the June 2008 Period. In February 2009, we entered into a supplier finance agreement with Lloyds TSB Commercial Finance to factor British Telecommunications receivables without recourse. The use of this agreement has had the effect of accelerating the cash flow on British Telecommunications’ receivables and represents a significant portion of the $1,657,000 reduction in accounts receivable from December 31, 2008 to the six months ended June 30, 2009. Fees are at LIBOR plus 0.7% on the days to maturity of each invoice that is factored.

During the June 2009 Period and the June 2008 Period, our only investing activities were capital expenditures of $132,000 and $76,000, respectively.

During the June 2009 Period, we paid senior and subordinated debt of $410,000 of which $124,000 was paid in the second quarter. We paid fees related to our financing arrangements with Lloyds of $42,000 during the June 2009 Period, of which $26,000 were incurred in the second quarter. We had no other cash flow or expenditures from financing activities during the three and six months ended June 30, 2009. In June 2008, we borrowed an additional $600,000 from our senior debt holders. There were no other financing activities during the three and six months ended June 30, 2008.

Because a significant portion of our sales are foreign and denominated in currencies other than the United States dollar, changes in exchange rates have an effect on our cash. During the June 2009 and 2008 Periods, we sustained losses as a result of exchange rates of $599,000, and $142,000, respectively, of which $471,000 and $102,000 were sustained in the June 2009 Quarter and the June 2008 Quarter, respectively.

As a result of the debt restructuring, we had positive working capital at December 31, 2008; however, repayments of debt, interest accrued resulting from the modification of debt agreements, and daily working capital requirements, resulted in a working capital deficit as of June 30, 2009. The debt restructuring itself did not provide us with any additional cash for our operations. Our only source of funds other than normal operations is our senior lender, Cheyne Special Situations Fund, L.P. During the fourth quarter of 2008, we required additional funds from Cheyne, and Cheyne provided such funds. Cheyne also rescheduled the payments on the senior debt as of January 1, 2009, and rescheduled the payments on the floating rate working capital note on May 1, 2009, June 1, 2009 and August 1 ,2009. Due to our continued losses and the uncertainty of any significant, if any, increase in business from British Telecommunications or Telmex, together with the worldwide economic downturn and the general lack of credit even for companies with strong balance sheets and positive operation results, our difficulties in obtaining financings from other sources is increasing. These factors may continue to affect our ability to generate business from new customers as well as our ability to make the payments that are due to Cheyne, even under the revised payment terms. Furthermore, Cheyne has advised us that it would not advance new funds to the Company; therefore, we cannot give any assurance that Cheyne will provide us with any additional modification of our payment terms if the need arises. If we are not able to generate sufficient revenue to enable us to meet our obligations or obtain financing from Cheyne, we would not be able to continue in business, and it would be likely that we would seek protection under the Bankruptcy Code.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk.

We conduct certain operations outside the United States. A substantial portion of our revenue and expenses from our United Kingdom operations are denominated in pounds. Any pound-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. During the June 2009 Period, the loss from exchange rates represented approximately 4% of sales and was 4% of sales for the June 2008 Period.

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

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008, we determined that, as of the end of the fiscal year 2008, there was a material weakness affecting our internal control over financial reporting with respect to information technology (as described below) and, as a result of the material weakness, our disclosure controls and procedures were not effective. We are continuing to evaluate a change in the information system platform for our financial and operational systems which will remediate the material weakness. As a result of our current cash constraints the selection and implementation of a new system is expected to be completed over the next few years. Consequently, based on the evaluation described above, our management, including our chief executive officer and our chief financial officer, have concluded that, as of the June 30, 2009, our disclosure controls and procedures were not effective.

Internal Control over Financial Reporting

As previously reported in form 10-K for the year ended December 31, 2008, management identified significant deficiencies that when aggregated may give rise to a material weakness specifically relating to a) program change management in the Company’s PROCOMM system, b) lack of integrated modules with the general ledger and c) excessive manual adjustments to the inventory module are required. Consequently, based on the evaluation described above, our management, including our chief executive officer and our chief financial officer, have concluded that, as of the June 30, 2009, our internal control over financial reporting was not effective.

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

However, our lack of cash and our continuing losses are impairing our ability to take the necessary steps to rectify these problems.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 5. Other Information

Modification of Working Capital Senior Note

On May 1, 2009 and June 1, 2009, the working capital senior note was replaced with a new working capital note. The new note, issued June 1, 2009 in the amount of $1,475,279 (including accrued interest), provides for monthly payments of $125,000 commencing July 31, 2009, with a final payment of the remaining principal and interest on July 31, 2010. Payments are applied first to accrued interest and any remainder to principal. The new working capital note is collateralized by all of the assets of the Company which also secure the existing senior debt. See Note 8 of Notes to the Consolidated Financial Statements.

Item 6. Exhibits

4.1	Working capital senior note dated June 1, 2009.
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTA SYSTEMS CORP.

Dated: August 14, 2009	By:	/s/Edward B. Kornfeld
Edward B. Kornfeld
Chief Executive Officer

	By:	/s/ Leslie K. Brand
Leslie K. Brand
Chief Financial Officer