Form 10-Q
period 2009-09-30
PORTA SYSTEMS CORP
filed 2009-11-12
CIK 79564

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________
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

Common stock (par value $0.01) 9,954,569 shares as of November 10, 2009.

PART I.- FINANCIAL INFORMATION
Item 1- Financial Statements
PORTA SYSTEMS CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except shares and par value)
	Unaudited September 30, 2009	December 31, 2008
Assets
Current assets:

Cash and cash equivalents	$222	$292
Accounts receivable - trade, less allowance for doubtful accounts of $20 in 2009 and $30 in 2008	3,095	4,554
Inventories	5,119	6,110
Prepaid expenses and other current assets	352	202
Total current assets	8,788	11,158

Property, plant and equipment, net	1,539	1,564
Goodwill	2,961	2,961
Other assets	78	78

Total assets	$13,366	$15,761

Liabilities and Stockholders’ Deficit
Current liabilities:
Senior debt including interest	$1,355	$1,500
Subordinated notes including interest	191	191
6% subordinated debentures, principal	385	385
Accounts payable	4,208	5,529
Accrued expenses and other	2,036	2,390
Accrued interest payable	912	336

Total current liabilities	9,087	10,331

Long term liabilities:
Senior Debt including interest	17,764	18,056
Subordinated notes including interest	2,624	2,767
Deferred compensation and other long term liabilities	621	651

Total long term liabilities	21,009	21,474

Total liabilities	30,096	31,805

Commitments and contingencies

Stockholders’ deficit:
Preferred stock, no par value; authorized 1,000,000 shares, none issued	-	-
Common stock, par value $.01; authorized 20,000,000 shares, issued 9,957,354 at September 30, 2009 and December 31, 2008	100	100
Additional paid-in capital	76,244	76,244
Accumulated deficit	(85,464)	(85,307)
Accumulated other comprehensive loss:
Foreign currency translation adjustment	(5,672)	(5,143)
	(14,792)	(14,106)
Treasury stock, at cost, 2,785 shares	(1,938)	(1,938)
Total stockholders’ deficit	(16,730)	(16,044)

Total liabilities and stockholders’ deficit	$13,366	$15,761

See accompanying notes to consolidated financial statements

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive (Loss) Income
(In thousands, except per share amounts)
	Nine months ended
	September 30,	September 30,
	2009	2008

Sales	$21,163	$19,527
Cost of sales	15,485	14,779
Gross profit	5,678	4,748

Selling, general and administrative expenses	3,927	3,847
Research and development expenses	1,014	1,136
Total expenses	4,941	4,983

Operating income (loss)	737	(235)

Interest expense, net	(705)	(1,393)
Other income, net	19	26

Income (loss) before income taxes and extraordinary gain	51	(1,602)

Income tax expense	(208)	(53)

Net loss before extraordinary gain	(157)	(1,655)

Extraordinary gain on troubled debt restructure (net of zero tax)	-	17,645

Net (loss) income	$(157)	$15,990

Other comprehensive loss:
Foreign currency translation adjustments	(529)	(362)

Comprehensive (loss) income	$(686)	$15,628

Basic (loss) income per share of common stock:
Continuing operations	$(0.02)	$(0.57)
Extraordinary item	-	6.05
	$(0.02)	$5.48

Weighted average shares outstanding	9,955	2,916

Diluted (loss) income per share of common stock:
Continuing operations	$(0.02)	$(0.54)
Extraordinary item	-	5.79
	$(0.02)	$5.25

Weighted average shares outstanding	9,955	3,043

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share amounts)

	Three Months Ended
	September 30,	September 30,
	2009	2008
Sales	$7,088	$6,305
Cost of sales	4,911	5,239
Gross profit	2,177	1,066

Selling, general and administrative expenses	1,294	1,222
Research and development expenses	348	341
Total expenses	1,642	1,563

Operating income (loss) income	535	(497)

Interest expense, net	(240)	(213)
Other income, net	4	17
Income (loss) before income taxes	299	(693)

Income tax expense	(60)	(16)

Net income (loss) before extraordinary gain	239	(709)

Extraordinary gain on troubled debt restructure (net of zero tax)	-	17,645

Net income	$239	$16,936

Other comprehensive loss:
Foreign currency translation adjustments	(218)	(240)

Comprehensive income (loss)	$21	$16,696

Basic income per share of common stock:
Continuing operations	$0.02	$(0.10)
Extraordinary item	-	2.54
	$0 .02	$2.44

Weighted average shares outstanding	9,955	6,937

Diluted income per share of common stock:
Continuing operations	$0.02	$(0.10)
Extraordinary item	-	2.53
	$0.02	$2.43

Weighted average shares outstanding	10,121	6,966

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities of continuing operations:
Net income (loss)	$(157)	$15,990
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities of continuing operations:
Extraordinary gain on debt restructuring	-	(16,287)
Stock based compensation expense	-	7
Depreciation and amortization	222	249
Inventory reserve	25	(384)
Allowance for bad debt	(10)	(30)
Changes in operating assets and liabilities:
Accounts receivable	1,630	360
Inventories	1,012	(290)
Prepaid expenses and other current assets	(75)	(195)
Other assets	(44)	(3)
Accounts payable, accrued expenses and other liabilities	(1,185)	309
Net cash provided by (used in) operations	1,418	(274)

Cash flows from investing activities:
Capital expenditures, net	(202)	(103)
Net cash used in investing activities	(202)	(103)

Cash flows from financing activities:
Borrowings of senior debt	-	600
Repayment of debt	(584)	(274)
Net cash (used in) provided by financing activities	(584)	326

Effect of exchange rate changes on cash	(702)	(71)

Decrease in cash and cash equivalents	(70)	(122)

Cash and cash equivalents - beginning of the year	292	494

Cash and cash equivalents - end of the period	$222	$372

Supplemental cash flow disclosure:

Cash paid for interest expense	$274	$5

Cash paid for income taxes	$176	$4

Non-Cash Financing and Investing:
Non-cash exchange of common stock issued in debt restructure	$-	$100

Interest accrued and forgiven in accordance with
SFAS 15 (FASB ASC 470-60 and 310-40)
“Troubled Debt Restructure" during the period	$-	$(1,358)

See accompanying notes to unaudited consolidated financial statements.

PORTA SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1:	Management’s Responsibility for Interim Financial Statements Including AllAdjustments Necessary for Fair Presentation

Management acknowledges its responsibility for the preparation of the accompanying interim consolidated financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair presentation of its consolidated financial position and the results of its operations for the interim period presented.  These consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s Form 10-K annual report for the year ended December 31, 2008. These financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of the uncertainties described in the financial statements.  The audit opinion included in the December 31, 2008 Form 10-K annual report contained an explanatory paragraph regarding the Company’s ability to continue as a going concern.  The factors which resulted in the explanatory paragraph are continuing. Results for the third quarter or the first nine months of 2009 are not necessarily indicative of results for the year. Certain reclassifications have been made to the prior consolidated financial statements to conform to the current year presentation.

On July 31, 2008, the Company amended its certificate of incorporation to effect a one-for-11.11 reverse split pursuant to which each share of common stock was converted into 0.0900090009 shares of common stock.  Neither the par value nor the number of authorized shares was changed as a result of the reverse split.  The financial statements give retroactive effect to the reverse split.

For purposes of determining whether a post-balance sheet event should be evaluated to determine whether it has an effect on the financial statements for the period ending September 30, 2009, subsequent events were evaluated by the Company as of November 12, 2009, the date on which the Form 10-Q, which included the unaudited consolidated financial statements at and for the quarter ended September 30, 2009, was available to be issued.

Note 2: Inventories

Inventories are stated at the lower of cost (on the average or first-in, first-out method) or market.  The composition of inventories at the end of the respective periods is as follows (net of reserve of $1,904,000 for September 30, 2009 and $1,876,000 for December 31, 2008):

	September 30, 2009	December 31, 2008

Parts and components	$3,532,000	$3,735,000
Work-in-process	833,000	1,176,000
Finished goods	754,000	1,199,000
	$5,119,000	$6,110,000

Note 3: Senior and Subordinated Debt

     During the quarter ended September 30, 2008, the Company issued common stock and restructured the senior debt as part of a troubled debt restructuring under SFAS 15 (FASB ASC 470-60 and 310-40), “Accounting by Debtors and Creditors for Troubled Debt Restructuring.”  Accordingly, the interest accrued through maturity was included in the amount of the note reflected on the September 30, 2008 balance sheet. The convertible debentures were not changed as a result of the troubled debt restructuring.  On January 1, 2009, the payment terms for the senior notes were revised and extended, and on May 1, 2009, June 1, 2009, August 1, 2009 and September 1, 2009, the payment terms for the floating rate working capital senior note were revised.  The five modifications in 2009 were treated as troubled debt restructurings.  Since these modifications did not reduce the future cash payments below the carrying amount of the liability on the balance sheet as of the date of the modification, as required by the Troubled Debt Restructuring by Debtors topic of FASB ASC 470-60 and 310-40, the additional interest resulting from the revised payment schedule is to be accounted for under the interest method and amortized to effectuate a consistent yield over the remaining term of the senior note.  (See Note 8-Subsequent Event)

The following table sets forth information as to the Company’s senior and subordinated debt as of September 30, 2009 and December 31, 2008.

	September 30, 2009	December 31, 2008
12.5% senior note payable in installments through September 30, 2016, including interest of $6,165,000 at September 30, 2009 and December 31, 2008 (1)(2)	$17,766,000	$17,766,000
Floating rate working capital senior note, including interest of $0 at September 30, 2009 and $54,000 at December 31, 2008 (1)(3)	1,353,000	1,790,000
10% Subordinated notes due in installments through January 31, 2016, including interest of $1,082,000 at September 30, 2009 and $1,256,000 at December 31, 2008 (4)	2,815,000	2,958,000
Subordinated debentures (5)	385,000	385,000

(1)	The senior debt is secured by a security interest in substantially all of the Company’s and its subsidiaries’ assets.

(2)
This note initially provided for a maturity of March 31, 2015 with scheduled payments over the term of the note.  As a result of a January 1, 2009 modification, the maturity date and the payment schedule were revised.  At September 30, 2009, the note provides for twelve quarterly installments each in the amount of $375,000, with the first payment being due on June 30, 2010, followed by 13 quarterly installments of principal and interest each in the amount of $500,000, with a final payment of all remaining principal and accrued interest on September 30, 2016.  Payments are applied first to accrued interest and any remainder to principal.

(3)
These notes bear interest at the six-month LIBOR rate plus 10% per annum, which was 10.6% per annum at September 30, 2009 and 11.7% at December 31, 2008.  Effective September 1, 2009, the working capital senior note was replaced with a new working capital note in the amount of $1,401,522.  The new note provides for monthly payments of $62,500 commencing September 30, 2009, with a final payment of the remaining principal and interest on December 31, 2010.  Payments are applied first to accrued interest and any remainder to principal.  During the third quarter of 2009 and for the nine months ended September 30, 2009, the Company made payments of $175,000, and $550,000, of which $53,000 and $128,000 was interest and $122,000 and $422,000 was principal, respectively. The new working capital note is collateralized by all of the assets of the Company which also secures the existing senior debt. (See Note 8-Subsequest Event)

(4)	These notes are payable based upon a 25-year amortization schedule and mature January 31, 2016.

(5)
At September 30, 2009 and December 31, 2008, accrued interest on these notes was $352,000 and $326,000, respectively, and the interest is included in accrued interest payable.  The trustee of the debentures gave notice to the Company that the non-payment caused an event of default. The convertibility feature associated with the debentures expired upon their stated maturity date, which was July 1, 2002.  The holder of the senior debt precluded the Company from making payments on the debentures, except that, pursuant to the debt restructuring, the Company offered the holders of the debentures the right to exchange their debentures for their proportionate shares of (a) subordinated notes in the principal amount of $100,000, (b) 100,546 shares of common stock, and (c) the Company may make the payments provided in the new notes.  As of September 30, 2009, no holders of the debentures had accepted the Company’s offer.

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

Note 4: Accounting for Stock Based Compensation

For the nine months ended September 30, 2009, the Company issued nonqualified stock options to purchase 20,000 shares of common stock at an exercise price of $0.022 per share to non-management directors under its 2009 Plan.   Options under this Plan have a term of 10 years. The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period when granting stock options.  All options previously granted are fully vested. Based on the Black-Scholes valuation model there is a diminimus non-cash compensation expense attributable to stock options granted during the quarter which is not reflected in the consolidated statements of operations. Stock compensation expense for all vested options to date is immaterial.

As part of the debt restructuring which occurred in the third quarter of 2008, the board of directors determined that the number of shares subject to outstanding options and the exercise prices, which range from $2.03 per share to $0.03 per share, were not affected by the reverse split.  Options under the prior plan have a term of 10 years from the original date of grant.  The Company uses the Black-Scholes valuation model and straight-line amortization of compensation expense over the requisite service period when granting stock options.  All options previously granted are fully vested. Based on the Black-Scholes valuation model there is a diminimus non-cash compensation expense attributable to stock options granted during the second quarter which is not reflected in the consolidated statements of operations. Stock compensation expense for all vested options was immaterial.

The Company issued 603,277 shares of common stock, representing 6% of the common stock outstanding after giving effect to the reverse split and the issuances of all shares issued and issuable pursuant to the debt restructuring, to key employees as part of the debt restructuring on July 31, 2008.  The value of the stock compensation of approximately $7,000 was based on the Company’s common stock price on the date the stock was granted.

Warrants to purchase 201,093 shares of common stock were granted in the quarter ended September 30, 2008 at an exercise price equal to the average closing price of the common stock on the five trading days commencing August 31, 2008 which was $0.10.  The warrants have an exercisable life of five years.   Based on the Black-Scholes valuation model the value of the warrants was $12,100. The volatility of the Company’s common stock was estimated by management based on the historical volatility of the Company’s common stock, the risk-free interest rate was based on the US Treasury Rates published by the U.S. Federal Reserve for periods applicable to the estimated life of the warrant, and the expected dividend yield was based on the current and expected dividend policy.

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

The factors used to determine the segments focused primarily on the types of products and services provided, and the type of customer served.  Each of these segments is managed separately from the other, and management evaluates segment performance based on operating income.

There has been no significant change, from December 31, 2008, in the basis of measurement of segment revenues and profit or loss, and no significant change in the Company’s assets for the connection /protection and signal reporting segments (dollars in thousands).

	Nine Months ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Sales:
Line	$16,724	$15,992	$5,615	$5,145
Signal	4,439	3,535	1,473	1,160
Total	$21,163	$19,527	$7,088	$6,305

Segment profit:
Line	$1,216	$637	$700	$(260)
Signal	1,350	724	416	220
Total	$2,566	$1,361	$1,116	$(40)

The following table reconciles segment totals to consolidated totals (dollars in thousands):

	Nine Months ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Operating income:
Total segment income (loss)
for reportable segments	$2,566	$1,361	$1,116	$(40)
Corporate and unallocated	(1,829)	(1,596)	(581)	(457)
Consolidated total
operating income (loss)	$737	$(235)	$535	$(497)

Note 6: Significant Customers

Sales to British Telecommunications and its systems integrators and Teléfonos de Mexico S.A. de C.V. (Telmex) accounted for approximately 59% of sales in the nine months of 2009, and 56% of sales for the same period in 2008, and 58% for the quarters ended September 30, 2009 and 2008.  The following table sets forth information as to sales to each customer or customer group that accounted for 10% or more of the Company’s sales for the nine and three months ended September 30, 2009 and 2008 (dollars in thousands):
	Nine Months Ended September 30,				Three Months Ended September 30,
	2009		2008		2009		2008
Customer	Dollars	%	Dollars	%	Dollars	%	Dollars	%
British Telecommunications	$7,047	33%	$7,005	36%	$2,713	38%	$2,125	34%

British Telecommunications and its Systems Integrators*	7,516	36%	7,962	41%	2,732	39%	2,194	35%
Teléfonos de México S.A. de C.V. (Telmex)	4,956	23%	2,881	15%	1,355	19%	1,436	23%

* Sales to British Telecommunications are included in the sales and percentages figures on the line “British Telecommunications and its Systems Integrators”.

Note 7:  Reverse split

The Company’s board of directors and the holder of 70% of its common stock approved a one-for-500 reverse split of the common stock.  As part of the reverse split, the Company will pay cash for fractional shares.  The reverse split will become effective at least 20 days after the Company mails its information statement describing the reverse split to its stockholders and a certificate of amendment to the Company’s certificate of incorporation is filed with the Secretary of State of the State of Delaware.  The information statement has not been mailed to the stockholders as of the filing of this form 10-Q.

Note 8: Subsequent events

Effective November 1, 2009, the working capital senior note was replaced with a new working capital note in the amount of $1,365,056. The new note provides for monthly payments of $93,750 on November 30, 2009 and December 31, 2009, and monthly payments of $62,500 commencing on January 31, 2010, with a final payment of the remaining principal and interest on December 31, 2010.  Payments are applied first to accrued interest and any remainder to principal.  This modification is treated as a troubled debt restructuring.   Since the modification does not reduce the future cash payments below the carrying amount of the liability at the modification date, under SFAS 15 (FASB ASC 470-60 and 310-40), the additional interest resulting from the revised payment schedule is accounted for under the interest method and amortized to effectuate a consistent yield over the remaining term of the working capital note. The new working capital note is collateralized by all of the assets of the Company which also secures the existing senior debt.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements contained in this Form 10-Q include forward-looking statements that are subject to risks and uncertainties.  In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are “forward-looking statements.” Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under “Risk Factors,” in our Form 10-K for the year ended December 31, 2008 and those described in “Management's Discussion and Analysis of Financial Conditions and Results of Operations” in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions and economic conditions affecting the telecommunications industry, any one or more of which could cause actual results to differ materially from those stated in such statements.  Such statements could be affected by risks and uncertainties related to our financial condition, our relationship with the holder of our senior and subordinated debt, including the willingness or unwillingness of the holder of the senior debt to extend the maturity date of the senior debt and the amount and timing of any payments which the holder of the senior debt may require, our ability to sell any or all of our divisions or effect a restructure of our business and our debt and equity structure on terms acceptable to the holder of the senior debt, our relationship with British Telecommunications and Telmex including their continued requirements for our products, factors which affect the telecommunications industry, market and customer acceptance, our access to current technology, competition, domestic and foreign government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions.  Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-Q.

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

Our Connection/protection segment generated income from operations, prior to allocation of corporate expenses, of $1,216,000 for the nine months ended September 30, 2009 (the “September 2009 Period”) compared to $637,000 for the nine months ended September 30, 2008 (the “September 2008 Period”). We sustained a net loss from operations after allocation of corporate expenses on our Connection/protection segment of $227,000 for the September 2009 Period compared to $669,000 in the September 2008 Period. Our sales from this segment increased by $732,000 from the September 2008 Period to the September 2009 Period due to increased sales to Telmex which were offset in part by decreased sales to British Telecommunications system integrators and a decline in sales to another customer, that was less than a 10% customer in the September 2009 and 2008 Periods.  Additionally, our gross margin improved slightly as a result of cost saving initiatives in the procurement of raw material and reduction of shipping costs, which was offset by the strength of the US dollar versus the British pound on our sales to British Telecommunications and its system integrators.

Our Signal segment generated net income from operations, prior to allocation of corporate expenses, of $1,350,000 in the September 2009 Period compared to $724,000 in the September 2008 Period, and this segment had net income from operations after allocation of corporate expense of $965,000 in the September 2009 Period compared to $435,000 in September 2008 Period, reflecting our increased sales of $904,000 in this segment, offset in part by reduced margins.  We recognize revenue from Connection/protection and Signal products when the product is shipped.

Our Connection/protection segment generated income from operations, prior to allocation of corporate expenses, of $700,000 for the three months ended September 30, 2009 (the “September 2009 Quarter”) compared to a loss from operations, prior to allocation of corporate expenses of $260,000 for the three months ended September 30, 2008 (the “September 2008 Quarter”). We had a net income from operations after allocation of corporate expenses on our Connection/protection segment of $240,000 for the September 2009 Quarter compared to a net loss from operations after allocation of corporate expenses of $633,000 for the September 2008 Quarter. Our sales from this segment increased by $470,000 from the September 2008 Quarter to the September 2009 Quarter due to increased sales to British Telecommunications offset in part by decreased sales to Telmex, which directly relates to the increase in operating income prior to allocation of corporate expense.  Additionally, our gross margin increased in part due to the operating efficiencies resulting from increased sales and change in product mix to higher margin products, and as a result of cost saving initiatives in the procurement of raw material and reduction of shipping costs, offset by the strength of the US dollar versus the British pound on our sales to British Telecommunications and its system integrators.

Our Signal segment generated net income from operations, prior to allocation of corporate expenses, of $416,000 in the third quarter of 2009 compared to $220,000 in the comparable period in 2008, and had income from operations after allocation of corporate expense of $295,000 in the September 2009 Quarter compared to $136,000 in September 2008 Quarter, due to increased sales volume and increased margins resulting in part from cost cutting initiatives primarily in purchasing of raw materials and increased production in our Mexico facility.  We recognize revenue from Connection/protection and Signal products when the product is shipped.

In February 2009, we entered into a supplier finance agreement with Lloyds TSB Commercial Finance Limited to factor British Telecommunications accounts receivable on a non-recourse basis.  We pay fees to Lloyds TSB Commercial Financing at a rate equal to LIBOR plus 0.7%, based on the number of days to maturity of each invoice that is factored.  These fees, which are included in general and administrative expense, were approximately $8,000 in the September 2009 Quarter and $32,000 for the September 2009 Period.

Dependence on British Telecommunications

During the past three years, sales to British Telecommunications, consisting of both direct sales and sales to systems integrators for British Telecommunications represented a substantial percentage of our total sales. References to British Telecommunications include British Telecommunications and its systems integrators, unless the context indicates otherwise.  These sales were of copper connection and protection products. Our sales to British Telecommunications have declined significantly, from $20,313,000 in 2006 to $12,504,000 in 2007 to $10,296,000 in 2008.   Sales for the September 2009 Period were $7,516,000.  We were not able to offset completely this decline in sales.  Sales to customers in Great Britain are made in the local currency. As a result, while our costs are incurred in dollars, the dollar value of our collections from these customers, primarily British Telecommunications, has decreased. The exchange rate change along with reduced sales volume and change in product mix sold to British Telecommunications, had an impact on overall gross margin, which declined from 33% for 2006 to 29% for 2007 to 21% for 2008.  In the September 2009 Period, our gross margin increased to 26% due to cost saving initiatives in the procurement of raw material and reduction of shipping costs offset in part by the exchange rate change.                                            .

The following table sets forth information as to sales to each customer or customer group that accounted for 10% or more of the Company’s sales for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Nine Months Ended September 30,				Three Months Ended September 30,
	2009		2008		2009		2008
Customer	Dollars	%	Dollars	%	Dollars	%	Dollars	%

British Telecommunications	$7,047	33%	$7,005	36%	$2,713	38%	$2,125	34%

British Telecommunications and its Systems Integrators*	7,516	36%	7,962	41%	2,732	39%	2,194	35%
Teléfonos de México S.A. de C.V. (Telmex)	4,956	23%	2,881	15%	1,355	19%	1,436	23%

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

Reverse Split and Debt Restructuring

On July 31, 2008, we effected a one-for-11.11 reverse split pursuant to which each share of common stock became converted into 0.0900090009 shares of common stock.   All share and per share information reflects this reverse split.

On July 31, 2008, we implemented a trouble debt restructuring plan (as defined under SFAS 15 (FASB ASC 470-60 and 310-40)) which resulted in a restructuring and reduction of our senior and subordinated debt.  As part of the debt restructuring, we issued to Cheyne Special Situations Fund, L.P., as the holder of the senior debt, 7,038,236 shares of common stock, which represents 70% of the outstanding common stock.   As a result, pursuant to Section 482 of the Internal Revenue Code, our ability to use net operating loss carryforwards which were generated prior to the debt restructuring was significantly reduced.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be complex and consequently actual results could differ from those estimates. Among the more significant estimates included in these consolidated financial statements are allowance for doubtful accounts receivable, inventory reserves, goodwill valuation and the deferred tax asset valuation allowance. Because of our stockholders’ deficit of $16,044,000 at December 31, 2008, a net loss from continuing operations before extraordinary gain and discontinued operations of $2,352,000 for the year ended December 31, 2008, and our working capital constraints, our accounting firm included in its report on our financial statements for the year ended December 31, 2008, an explanatory paragraph about our ability to continue as a going concern.  We have generated net income of $239,000 for the September 2009 Quarter; however, have continued to generate net losses in 2009 of $157,000 for the September 2009 Period. Our stockholders’ deficit at September 30, 2009 was $16,730,000, and we continue to be subject to working capital constraints.

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

Interest

In the third quarter of 2008, we effected a restructuring of our senior and subordinated debt under SFAS 15, (FASB ASC 470-60 and 310-40) “Accounting by Debtors and Creditors for Troubled Debt Restructuring.”  Accordingly, the interest accrued through maturity was included in the amount of the note reflected on the September 30, 2008 balance sheet. On January 1, 2009, the payment terms for the senior notes were revised and extended, and on May 1, 2009,  June 1, 1009, July 1, 2009 and September 1, 2009 the payment terms for the floating rate working capital senior note were revised and extended.  The modifications in 2009 were treated as troubled debt restructurings.  Since these modifications did not reduce the future cash payments below the carrying amount of the liability on the balance sheet as of the date of the modification, as required by the Troubled Debt Restructuring by Debtors topic of FASB ASC 470-60 and 310-40, the additional interest resulting from the revised payment schedule is to be accounted for prospectively under the interest method and amortized to effectuate a consistent yield over the remaining term of the senior note.  See Note 3 of Notes to the Consolidated Financial Statements.

The convertible debentures were not changed as a result of the troubled debt restructuring, and we continue to accrue interest on these debentures.

Goodwill

Goodwill represents the difference between the purchase price and the fair market value of net assets acquired in business combinations. With respect to the testing of our goodwill for impairment, we determine the estimated fair value of the reporting unit by considering the projected cash flows generated and a market approach analysis to which the goodwill relates.  The market approach is based on the comparable transaction method, which considers the sale and acquisition activities in our industry.  We test the goodwill for impairment on an annual basis, or more frequently if certain events or changes in circumstances indicate that the carrying value may not be recoverable.    As of September 30, 2009 and December 31, 2008, all of our goodwill related to our signal processing division. We cannot give assurances that write-downs in the future will not be necessary, although management believes that no goodwill impairment charges are necessary at this time and that there was no impairment of goodwill for the nine months ended September 30, 2009.

Fair Values of Financial Instruments

Cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the consolidated financial statements at fair value because of the short term maturity of these instruments.

The fair value of the Company’s senior and subordinated debt and related interest cannot be reasonably estimated due to the lack of market pricing of such instruments. Due to the Company's financial position and the July 31, 2008 restructuring of the senior and subordinated debt, excluding accreted interest, the carrying value of these instruments approximates the fair values.

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

Results of Operations

The Company’s consolidated statements of operations for the periods indicated below are shown in dollars and as a percentage of sales:

	Nine Months Ended September 30,				Three Months Ended September 30,
	(Dollars in thousands)
	2009		2008		2009		2008
	Dollars	%	Dollars	%	Dollars	%	Dollars	%
Sales	$21,163	100%	$19,527	100%	$7,088	100%	$6,305	100%
Cost of sales	15,485	73%	14,779	76%	4,911	69%	5,239	83%
Gross profit	5,678	27%	4,748	24%	2,177	31%	1,066	17%
Selling, general and administrative expenses	3,927	19%	3,847	19%	1,294	18%	1,222	19%
Research and development expenses	1,014	5%	1,136	6%	348	5%	341	6%
Operating income (loss)	737	3%	(235)	-1%	535	8%	(497)	(8)%
Interest expense and other income (net)	(686)	(3)%	(1,366)	(7)%	(236)	(4)%	(196)	(3)%
Income/(loss) before income taxes	51	-%	(1,602)	-8%	299	4%	(693)	(11)%
Income tax expense	(208)	(1)%	(53)	-%	(60)	(1)%	(16)	-%
Extraordinary gain on Debt Restructure	-	-%	17,645	90%	-	-%	17,645	280
Net income (loss)	(157)	(1)%	$15,990	82%	$239	3%	$16,936	269%

Our sales by product line for the three and nine month periods ended September 30, 2009 and 2008 are as follows (dollars in thousands).
	Nine months ended September 30,
	2009		2008
Line	$16,724	79%	$15,992	82%
Signal	4,439	21%	3,535	18%
	$21,163	100%	$19,527	100%

	Three Months Ended September 30,
	2009		2008
Line	$5,615	79%	$5,145	82%
Signal	1,473	21%	1,160	18%
	$7,088	100%	$6,305	100%

Line equipment sales for the September 2009 Period, compared to the September 2008 Period, increased by $732,000 (5%).  The increase in sales was primarily a result of increased sales to Telmex of approximately $2,075,000 offset by decreased sales to British Telecommunications and its systems integrators of approximately $447,000 and a decline in sales of $761,000 to another customer that was less than a 10% customer in the September 2008 Period.

Line equipment sales for the September 2009 Quarter increased by $470,000 (9%), compared to the September 2008 Quarter.  This increase in sales for the three months is the result of an increase in sales of connector products to British Telecommunications and its systems integrators of approximately $539,000 partially offset by the decrease of sales to Telmex of $81,000.  As stated under “Overview,” British Telecommunications and its installers represented our largest customer in each of the September 2009 and 2008 Periods and the September 2009 and 2008 Quarters. Any significant reduction in the level of business from British Telecommunications and its installers or Telmex could have a material adverse effect upon both our revenue and net income.

Signal sales for the September 2009 Period were $4,439,000, compared to $3,535,000 in the September 2008 Period, an increase of $904,000 (26%).  Sales for the September 2009 Quarter increased by $313,000 (27%) from $1,160,000 in the September 2008 Quarter to $1,473,000.  The increase in Signal revenue for the nine months was primarily due to increases in orders from the military sector.

Our gross margin for the September 2009 Period was 27% compared to 24% for the September 2008 Period.  Gross margin for the September 2009 Quarter was 31% compared to 17% for the September 2008 Quarter. Gross margin for connection/protection was 26% and 21% for the three months and nine months ended September 30, 2009, respectively, as compared to 11% and 20% for the three and nine month period ended September 30, 2008.  The increase is related to operating efficiencies resulting from increased sales and a change in the product mix to higher margin products, as well as from cost saving initiatives in the procurement of raw material and reduction of shipping costs which were partially offset by the strength of the US dollar versus the British pound on our sales to British Telecommunications and its system integrators.  We do not engage in hedging as a method of seeking to reduce the impact of currency fluctuations.  Gross margin for Signal was 48% and 50% for the three and nine months ended September 30, 2009, respectively, compared to 43% and 45% for the same periods in 2008, primarily due to cost cutting initiatives primarily in the procurement of raw materials and increased productivity in our Mexico facility.

Selling, general and administrative expenses were generally constant, increasing from $3,847,000 for the September 2008 Period to $3,927,000 for September 2009 Period.  For the September 2009 Quarter, selling, general and administrative expenses increased by $72,000 from $1,222,000 in September 2008 Quarter to $1,294,000. Selling expenses decreased due to a reduction in advertising. Administrative expenses increased primarily as a result of increased professional fees offset by expense reductions.

Research and development expenses decreased by $122,000 (11%) in the September 2009 Period compared to the September 2008 Period, from $1,136,000 to $1,014,000.  In the September 2009 Quarter, research and development expenses increased by $7,000 (2%) to $348,000 from $341,000 in the September 2008 Quarter. The decrease in the nine months resulted primarily from a reduction of personnel.

As a result of the foregoing, we had operating income of $737,000 for the September 2009 Period, compared with an operating loss of $235,000 in the September 2008 Period. We had operating income of $535,000 for the September 2009 Quarter as compared with an operating loss of $497,000 in the September 2008 Quarter.

Interest expense, net, for the September 2009 Period was $705,000, compared with $1,393,000 for the September 2008 Period, a decrease of $688,000.   Interest expense, net, for the September 2009 Quarter was $240,000, compared with $213,000 for the September 2008 Quarter, an increase of $27,000.  The decrease in the nine month period resulted from the restructuring of our senior and subordinated debt during the third quarter of 2008. The debt restructuring was treated as a troubled debt restructuring, all of the interest through the stated maturity dates of the notes was accrued on July 31, 2008, the date of the debt restructuring, and added to the principal of the notes.  As a result, the interest on the restructured subordinated debt which was issued on July 31, 2008 is not treated as a current period cost.  On January 1, 2009, the payment terms for the senior notes were revised and extended, and on May 1, 2009, June 1, 2009, July 1, 2009, September 1, 2009 and November 1, 2009 the payment terms for the floating rate working capital senior note were revised and extended.  These modifications were treated as troubled debt restructurings.   Since these modifications did not reduce the future cash payments below the carrying amount of the liability on the balance sheet as of the date of the modification, under the Troubled Debt Restructuring by Debtors topic of FASB ASC 40-60 and310-40, the additional interest resulting from the revised payment schedule is to be accounted for prospectively under the interest method and amortized to effectuate a consistent yield over the remaining term of the senior note, resulting in increased interest expense for the September 2009 Quarter as compared to the same quarter of 2008.  Interest expense at the stated interest rates on the restructured debt would have been $1,345,000 and $445,000 for the nine months and quarter ended September 30, 2009, respectively, if the debt had not been treated as a troubled debt restructuring.

In addition to the interest on our 12.5% senior debt, interest which we accrued during the September 2009 Period and September 2009 Quarter represents interest on a floating rate working capital loan in the amount of $1,353,000 made to us by our senior lender in 2008, as modified, at a rate of LIBOR plus 10%, which was approximately 11.2% per annum for the September 2009 Period and 10.8% per annum for the September 2009 Quarter, and interest on our subordinated debentures at 8.26%.  Since the subordinated debentures have not been restructured, the interest on those debentures continues to be recorded as a period cost.

Income tax expense for the quarter and nine months ended September 30, 2009 and 2008 relates to state and foreign taxes.  No federal income tax expense has been provided due to losses incurred during the three and nine month periods.

As a result of the foregoing, we generated a net loss before extraordinary gain of $157,000, or ($0.02) per share (basic and diluted), for the September 2009 Period, compared with net loss before extraordinary gain on troubled debt restructuring of $1,655,000, or ($0.57), basic, and ($0.54) per share, diluted, in the September 2008 Period.  The net income before extraordinary gain for the September 2009 Quarter was $239,000, or $0.02 per share (basic and diluted), compared with net loss before extraordinary gain of $709,000, or ($0.10) per share (basic and diluted) in the September 2008 Quarter.

We had no extraordinary item during the September 2009 Period and Quarter, and our net loss per share was $0.02 (basic and diluted) for the September 2009 Period and Quarter.  During the September 2008 Period and Quarter, we recognized extraordinary income of $17,645,000, or $6.05 per share (basic) and $5.79 (diluted) for the September 2008 Period and $2.54 (basic) and $2.53 (diluted) for the September 2009 Quarter.  Our net income per share was $5.48 (basic) and $5.25 (diluted) for the September 2008 Period and $2.44 (basic) and $2.43 (diluted) for the September 2008 Quarter.

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $222,000 compared with $292,000 at December 31, 2008, and we had a working capital deficit of $299,000, as compared with working capital of $827,000 at December 31, 2008.  The following table sets forth information as to the principal changes in the components of our working capital (dollars in thousands):

Category	September	December	December 31, 2008 to September 30, 2009
	30,	31,
	2009	2008	Dollar Change	Percent Change
Current Assets
Cash and cash equivalents	$222	$292	$(70)	(24)%
Accounts receivable – trade, net	3,095	4,554	(1,459)	(32)%
Inventories	5,119	6,110	(991)	(16)%
Prepaid expenses and other current assets	352	202	150	74%
Total current assets	$8,788	$11,158	$(2,370)	(21)%

Current Liabilities
Senior debt, including interest	$1,355	$1,500	$(145)	(10)%
Subordinated notes, including interest	191	191	-	-%
6% subordinated debentures, principal	385	385	-	-%
Accounts payable	4,208	5,529	(1,321)	(24)%
Accrued expenses and other	2,036	2,390	(354)	(15)%
Accrued interest payable	912	336	576	171%
Total current liabilities	$9,087	$10,331	$(1,244)	12%

Working Capital	$(299)	$827	$(1,126)	(136)%

Cash flow from operations was $1,418,000 for the September 2009 Period, as compared with $274,000 of cash used in operations for the September 2008 Period.  In February 2009, we entered into a supplier finance agreement with Lloyds TSB Commercial Finance to factor British Telecommunications receivables without recourse.  The use of this agreement has had the effect of accelerating the cash flow on British Telecommunications’ receivables and represents a significant portion of the $1,459,000 reduction in accounts receivable from December 31, 2008 to September 30, 2009.  Fees are at LIBOR plus 0.7% on the days to maturity of each invoice that is factored.

During the September 2009 Period and the September 2008 Period, our only investing activities were capital expenditures of $202,000 and $103,000, respectively.

During the September 2009 Period, we paid senior and subordinated debt of $584,000 of which $223,000 was paid in the third quarter.  We paid fees related to our financing arrangements with Lloyds of $32,000 during the September 2009 Period, of which $8,000 were incurred in the third quarter.  We had no other cash flow or expenditures from financing activities during the three and nine months ended September 30, 2009.  In June 2008, we borrowed an additional $600,000 from our senior debt holders and paid senior and subordinated debt of $274,000.  There were no other financing activities during the three and nine months ended September 30, 2008.

Because a significant portion of our sales are foreign and denominated in currencies other than the United States dollar, changes in exchange rates have an effect on our cash. During the September 2009 and 2008 Periods, we sustained losses as a result of exchange rates of $702,000  and $71,000, respectively, of which an exchange loss of $103,000 and exchange gain of $71,000 were sustained in the September 2009 Quarter and the September 2008 Quarter, respectively.

As a result of the debt restructuring, we had positive working capital at December 31, 2008; however, repayments of debt, interest accrued resulting from the modification of debt agreements, and daily working capital requirements, resulted in a working capital deficit as of September 30, 2009.  The debt restructuring itself did not provide us with any additional cash for our operations.  Our only source of funds other than normal operations is our senior lender, Cheyne Special Situations Fund, L.P.   During the fourth quarter of 2008, we required additional funds from Cheyne, and Cheyne provided such funds.  Cheyne also rescheduled the payments on the senior debt as of January 1, 2009, and rescheduled the payments on the floating rate working capital note on May 1, 2009, June 1, 2009, August 1, 2009, September 1, 2009 and November 1, 2009. Due to our continued losses and the uncertainty of any significant, if any, increase in business from British Telecommunications or Telmex, together with the worldwide economic downturn and the general lack of credit even for companies with strong balance sheets and positive operation results, our difficulties in obtaining financings from other sources is increasing.  These factors may continue to affect our ability to generate business from new customers as well as our ability to make the payments that are due to Cheyne, even under the revised payment terms.  Furthermore, Cheyne has advised us that it would not advance new funds to the Company; therefore, we cannot give any assurance that Cheyne will provide us with any additional modification of our payment terms if the need arises. If we are not able to generate sufficient revenue to enable us to meet our obligations or obtain financing from Cheyne, we would not be able to continue in business, and it would be likely that we would seek protection under the Bankruptcy Code.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

We conduct certain operations outside the United States. A substantial portion of our revenue and expenses from our United Kingdom operations are denominated in pounds. Any pound-denominated receipts are promptly converted into United States dollars. We do not engage in any hedging or other currency transactions. During the September 2009 Period, the loss from exchange rates represented approximately 3% of sales and was nil% of sales for the September 2008 Period.

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

As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2008, we determined that, as of the end of the fiscal year 2008, there was a material weakness affecting our internal control over financial reporting with respect to information technology (as described below) and, as a result of the material weakness, our disclosure controls and procedures were not effective. We are continuing to evaluate a change in the information system platform for our financial and operational systems which will remediate the material weakness.  As a result of our current cash constraints the selection and implementation of a new system is expected to be completed over the next few years. Consequently, based on the evaluation described above, our management, including our chief executive officer and our chief financial officer, have concluded that, as of the September 30, 2009, our disclosure controls and procedures were not effective.

Internal Control over Financial Reporting

As previously reported in form 10-K for the year ended December 31, 2008, management identified significant deficiencies that when aggregated give rise to a material weakness specifically relating to  a) program change management in the Company’s PROCOMM system, b) lack of integrated modules with the general ledger and c) excessive manual adjustments to the inventory module are required. Consequently, based on the evaluation described above, our management, including our chief executive officer and our chief financial officer, has concluded that, as of the September 30, 2009, our internal control over financial reporting was not effective.

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

PART II – OTHER INFORMATION

Item 5.   Other Information

Modification of Working Capital Senior Note

On August 1, 2009, September 1, 2009 and November 1, 2009, the working capital senior note was replaced with a new working capital note.  The new note, issued November 1, 2009 in the amount of $1,365,056, provides for monthly payments of $93,750 on November 30, 2009 and December 31, 2009, and monthly payments of $62,500 commencing on January 31, 2010, with a final payment of the remaining principal and interest on December 31, 2010.  Payments are applied first to accrued interest and any remainder to principal. The new working capital note is collateralized by all of the assets of the Company which also secure the existing senior debt.

Item 6. Exhibits

4.1	Restated working capital senior note dated November 1, 2009
31.1	Certification of chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PORTA SYSTEMS CORP.

Dated: November 12, 2009	By:	/s/Edward B. Kornfeld
Edward B. Kornfeld
Chief Executive Officer

	By:	/s/ Leslie K. Brand
Leslie K. Brand
Chief Financial Officer